Form 10-Q
period 1997-09-30
CASTLE DENTAL CENTERS INC
filed 1997-11-14
CIK 1018152

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

[ ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to

                         Commission File Number: 0-22985

                           CASTLE DENTAL CENTERS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                               76-0486898
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

1360 POST OAK BOULEVARD, SUITE 1300                           77056
       HOUSTON, TEXAS                                      (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code: (713) 513-1400

                                       N/A
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST YEAR)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]   No  [X]

        The number of shares of Common Stock issued and outstanding, par value, $0.001 per share, as of November 10, 1997 was 6,064,239.

                           CASTLE DENTAL CENTERS, INC.
                                      INDEX
                                                                            PAGE
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Consolidated Balance Sheets
  December 31, 1996 and September 30, 1997 .............................   3

  Consolidated Statements of Operations
  For the Three Months and Nine Months Ended September 30, 1996 and 1997   4

  Condensed Consolidated Statements of Cash Flows
  For the Nine Months Ended September 30, 1996 and 1997 ................   5

  Consolidated Statement of Changes in Stockholders' Equity (Deficit)
  for the Nine months ended September 30, 1997 .........................   6

  Notes to Consolidated Financial Statements ...........................   7

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition .......................................  10

PART II

Item 1. Legal Proceedings ..............................................  17

Item 2. Changes in Securities and Use of Proceeds ......................  17

Item 3. Defaults Upon Senior Securities ................................  17

Item 4. Submission of Matters to a Vote of Security Holders ............  18

Item 5. Other Information ..............................................  18

Item 6. Exhibits and Reports on Form 8-K ...............................  18

SIGNATURES .............................................................  19

PART I:  FINANCIAL INFORMATION

                           CASTLE DENTAL CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                 December 31,     September 30,
                                                                                                     1996             1997
                                                                                                   --------         --------
                                                                                                                    (Unaudited)
                                            ASSETS
Current Assets:
    Cash and cash equivalents ................................................................     $     79         $  3,854
    Patient receivables, net .................................................................        3,649            4,823
    Unbilled patient receivables, net ........................................................        1,637            2,465
    Prepaid expenses and other current assets ................................................          326              380
    Deferred income taxes, net ...............................................................          284              284
                                                                                                   --------         --------
         Total current assets ................................................................        5,975           11,806
                                                                                                   --------         --------
Property and equipment, net ..................................................................        3,882            4,831
Intangible assets, net .......................................................................       16,432           22,724
Other assets .................................................................................        2,278              190
Deferred income taxes, net ...................................................................          600              668
                                                                                                   --------         --------
         Total assets ........................................................................     $ 29,167         $ 40,219
                                                                                                   ========         ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Revolving line of credit .................................................................     $  1,200         $   --
    Current portion of long-term debt and capital lease obligations ..........................        2,370            3,984
    Accounts payable and accrued liabilities .................................................        3,850            3,946
    Deferred compensation payable, related party .............................................          789              526
    Due to affiliated dental practices .......................................................        1,010              808
                                                                                                   --------         --------
         Total current liabilities ...........................................................        9,219            9,264
                                                                                                   --------         --------

Long-term debt and capital lease obligations, net of current portion .........................       13,616            3,144

Long-term debt related party, net of current portion .........................................        5,335             --
Other long-term liabilities, related party ...................................................        1,578            1,184
Preferred stock, $.001 par value, 5,000,000 shares authorized;
    119,231 shares Series B issued and outstanding September 30, 1997 and
    1,244,737 shares Series A and 485,382 shares Series C issued and outstanding
    December 31, 1996 ........................................................................        2,928            1,550

Stockholders' equity (deficit):
  Common stock, $.001 par value, 30,000,000 shares authorized;
    2,331,996 and 5,780,239 shares issued and outstanding, respectively ......................            2                6
  Additional paid-in capital .................................................................        3,416           35,794
  Accumulated deficit ........................................................................       (6,927)         (10,723)
                                                                                                   --------         --------
         Total stockholders' equity (deficit) ................................................       (3,509)          25,077
                                                                                                   --------         --------
         Total liabilities and stockholders' equity (deficit) ................................     $ 29,167         $ 40,219
                                                                                                   ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                                 CASTLE DENTAL CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            (in thousands, except per share data)

                                                                           Three Months Ended                 Nine Months Ended
                                                                               September 30,                     September 30,
                                                                         ------------------------         -------------------------
                                                                           1996             1997             1996             1997
                                                                         -------         --------         --------         --------
Patient revenues of affiliated dental practices .................        $ 9,194         $ 11,727         $ 19,902         $ 33,054
Amounts retained by affiliated dental practices .................          3,270            3,674            6,656           10,628
                                                                         -------         --------         --------         --------
    Net revenues ................................................          5,924            8,053           13,246           22,426
                                                                         -------         --------         --------         --------
Expenses:
    Clinical salaries ...........................................          1,409            1,766            2,768            4,547
    Dental supplies and laboratory fees .........................            904            1,081            2,255            3,047
    Rental and lease expense ....................................            511              641            1,001            1,899
    Advertising and marketing ...................................            477              520            1,010            1,551
    Depreciation and amortization ...............................            383              518              717            1,482
    Other operating expenses ....................................            699            1,141            1,743            2,925
    General and administrative ..................................          1,211            1,551            2,412            4,598
                                                                         -------         --------         --------         --------
         Total expenses .........................................          5,594            7,218           11,906           20,049
                                                                         -------         --------         --------         --------
         Operating income .......................................            330              835            1,340            2,377
Interest expense ................................................           (333)            (232)            (688)          (1,110)
Interest expense, related party .................................           (356)            (674)          (1,067)          (1,479)
Other income (expense) ..........................................            (27)              22               79               33
                                                                         -------         --------         --------         --------
Loss before income taxes and extraordinary item .................           (386)             (49)            (336)            (179)
Benefit for income taxes ........................................           (103)             (19)             (84)             (68)
                                                                         -------         --------         --------         --------
Loss before extraordinary item ..................................           (283)             (30)            (252)            (111)
Extraordinary item ..............................................           --             (3,685)            --             (3,685)
                                                                         -------         --------         --------         --------
Net loss ........................................................           (283)          (3,715)            (252)          (3,796)
Preferred Stock Accretion .......................................           --             (1,621)            --             (1,930)
                                                                         -------         --------         --------         --------
Loss attributable to common stock ...............................        $  (283)         $(5,336)        $   (252)        $ (5,726)
                                                                         =======         ========         ========         ========
Loss per common share:
    Loss before extraordinary item ..............................        $ (0.09)        $  (0.01)        $  (0.08)        $  (0.03)
    Extraordinary item ..........................................           --              (0.96)            --              (1.06)
                                                                         -------         --------         --------         --------
    Net loss ....................................................        $ (0.09)        $  (0.97)        $  (0.08)        $  (1.09)
                                                                         =======         ========         ========         ========
Weighted average number of common and
  common equivalent shares outstanding ..........................          3,246            3,828            3,087            3,486
                                                                         =======         ========         ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                           CASTLE DENTAL CENTERS, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             Common Stock        Additional                    Stockholders'
                                                        -----------------------   Paid-in      Accumulated        Equity
                                                         Shares       Amount      Capital        Deficit         (Deficit)
                                                        ---------   ----------   --------        --------        --------
Balance, January 1, 1997 ........................       2,331,996       $2       $  3,416        $ (6,927)       $ (3,509)
Issuance of common stock ........................       2,500,000        3         28,310            --            28,313
Conversion of Series A Preferred Stock ..........         705,552        1          3,328            --             3,329
Conversion of Series C Preferred Stock ..........         242,691        -          2,670            --             2,670
Preferred Stock dividends .......................            --          -         (1,930)           --            (1,930)
Net Loss ........................................            --          -           --            (3,796)         (3,796)
                                                        ---------   ----------   --------        --------        --------

Balance, September 30, 1997 .....................       5,780,239       $6       $ 35,794        $(10,723)       $ 25,077
                                                        =========       ==       ========        ========        ========

                           CASTLE DENTAL CENTERS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                             -----------------------------
                                                                                              1996                 1997
                                                                                            --------             --------
Net cash provided by (used in) operating activities ....................................    $    184             $   (441)
Investing activities:
    Capital expenditures ...............................................................      (1,124)                (956)
    Proceeds from sale of property & equipment .........................................         607                 --
    Acquisition of affiliated practices, net of cash acquired ..........................     (10,260)              (4,882)
    Escrow deposit .....................................................................        (500)                --
                                                                                            --------             --------
Net cash used by investing activities ..................................................     (11,277)              (5,838)
                                                                                            --------             --------
Financing activities:
    Payments of long-term debt and capital lease obligations ...........................        (520)             (20,900)
    Proceeds from debt, related party ..................................................        --                  2,000
    Proceeds from debt .................................................................       6,550                   70
    Proceeds from issuance of common stock .............................................        --                 30,225
    Offering costs .....................................................................        (439)              (1,266)
    Debt issuance cost .................................................................         (94)                 (75)
                                                                                            --------             --------
Net cash provided by financing activities ..............................................       5,497               10,054
                                                                                            --------             --------
         Net change in cash and cash equivalents .......................................      (5,596)               3,775
Cash and cash equivalents, beginning of period .........................................       6,439                   79
                                                                                            --------             --------
Cash and cash equivalents, end of period ...............................................    $    843             $  3,854
                                                                                            ========             ========

Supplemental Cash Flow Information:
    Supplemental disclosure of non-cash investing
    and financing activities:
         Issuance of capital lease obligation for
           purchase of property and equipment ..........................................    $   --               $    357
         Issuance of notes payable for accrued interest ................................        --                    450
         Series A and Series C Preferred Stock dividends ...............................        --                  1,930
         Issuance of Series B Preferred Stock in connection
           with an acquisition .........................................................        --                  1,550
         Issuance of preferred stock in connection
           with related party financing ................................................        --                  1,144
         Conversion of Series A and Series C Preferred Stock ...........................        --                  5,898

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           CASTLE DENTAL CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    1.   BASIS OF PRESENTATION:

        Castle Dental Centers, Inc. and subsidiaries (the "Company") provide administrative and management systems and services, non-healthcare personnel, facilities and equipment to certain professional corporations in Texas, Florida and Tennessee under long-term management services agreements. These professional corporations are collectively referred to as the affiliated dental practices.

        The accompanying unaudited consolidated financial statements as of September 30, 1997 and for the nine and three months ended September 30, 1996 and 1997 include the accounts of the Company and its wholly owned management company subsidiaries. The Company's subsidiaries acquire operating assets and assume certain liabilities of the affiliated dental practices and provide management activities to the affiliated dental practices under the Company's long-term management services agreements. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the Company's annual financial statements included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission, and should be read in conjunction therewith. In management's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

    2.    EARNINGS PER SHARE:

        In June 1997, the Company's Board of Directors declared and the stockholders approved a 1-for-2 reverse split of the Company's common stock. All share and per share information in the accompanying consolidated financial statements have been retroactively restated to reflect the effects of the reverse stock split.

        Earnings per share are computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Shares outstanding for all periods reflect the conversion of the Series A and Series C Preferred Stock (Note 5) as of the beginning of the period. The related non-cash dividend recorded in 1997 has been excluded from the earnings per share calculation. Fully diluted earnings per share are not presented because such amounts would be the same as amounts computed for primary earnings per share.

    3.   ACQUISITIONS:

        In June 1997, the Company entered into a management services agreement and option agreement to acquire all of the membership interest in SW Dental Associates, LC ("SW Dental"), a group dental practice located in Austin, Texas. In September 1997, the Company completed the acquisition. The purchase price, including related acquisition expenses, of approximately $7.0 million consisted of $5.5 million in cash and $1.5 million in Series B Preferred Stock (Note 5). The cash portion included $1.5 million in previously paid non-refundable deposits.

        The assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The purchase price and related expenses exceeded the fair market value of net assets by approximately $6.8 million, which has been assigned to management services agreements, included in intangible assets. The Company recognized management fee income from June 1997 until the completion of the acquisition. Patient revenues, management fees and related costs are included in the consolidated financial statements from the acquisition date.

                           CASTLE DENTAL CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

    4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

        At September 30, 1997, long-term debt and capital lease obligations consisted primarily of $6.2 million due under the Company's Bank Credit Facility. The Company retired approximately $20.7 million of long-term debt in September 1997 (Note 5) and an additional $3.2 million in November 1997 (Note 8). In connection with the repayment of $9.5 million in 12% Senior Subordinated Debt in September 1997, the Company recognized a $3.7 million extraordinary loss associated with the early retirement of such debt.

        In November 1997, the Company entered into a new Credit Agreement with its existing bank and refinanced the outstanding balance of $3.0 million due under the previous Bank Credit Facility. The Credit Agreement provides for borrowings up to $25.0 million and matures November 2002. The $3.0 million outstanding at November 7, 1997, plus accrued interest, is due in 16 quarterly payments beginning March 15, 1998. Future advances under the Credit Agreement require quarterly interest payments through November 1999 when principal becomes payable based on a five-year amortization and a final payment at maturity. The Credit Agreement bears interest at variable rates, which are based upon (a) either (i) the bank's base rate or (ii) LIBOR plus
    (b) a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging form 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all of the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the creation or existence of liens and set certain restrictions on acquisitions, mergers, sale of assets and restrict the payment of dividends.

        The current and long-term portions of debt at September 30, 1997, have been classified in accordance with the November 1997, Credit Agreement.

    5.   STOCK

        COMMON STOCK

           On September 12, 1997, the Company completed an initial public offering of 2,500,000 shares of its common stock at $13.00 per share. Proceeds of $28.3 million, net of underwriting commission and offering expenses were used primarily to retire debt and complete the SW Dental acquisition.

           Coincident with the completion of the initial public offering, the holders of 1,244,737 shares of Series A and 485,382 shares of Series C Preferred Stock converted such shares into an aggregate of 948,243 shares of Company common stock. During the three and nine month periods ended September 30, 1997, the Company recorded approximately $1.6 million and $1.9 million, respectively, in non-cash dividends which represents the accretion of the difference between the recorded value of the Preferred Stock and the redemption value.

        PREFERRED STOCK

           In September 1997, the Company issued 119,231 shares of Series B Convertible Preferred Stock in connection with the acquisition of SW Dental (Note 3.) The shares issued were equivalent to $1,550,000 divided by the initial public offering price of the Company's common stock of $13.00 per share. The Series B Stock is convertible at the holder's option, for a thirty-day period beginning September 17, 1998, (the "Conversion Period"), into an equivalent number of shares of the Company's common stock. Alternatively, during the Conversion Period, the holder may require the Company to redeem the Series B Stock in quarterly increments of $114,000. The Company may call the Series B Stock at any time following the Conversion Period.

                           CASTLE DENTAL CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

    6.   STOCK OPTIONS

        On August 11, 1997, a majority of the stockholders of the Company signed a written consent approving the Third Amendment to Castle Dental Centers, Inc. Omnibus Stock and Incentive Plan. The number of shares reserved for issuance and available for option under the Castle Dental Centers, Inc. Omnibus Stock and Incentive Plan was increased to 750,000 shares.

        On August 11, 1997, a majority of the stockholders of the Company signed a written consent approving the Second Amendment to 1996 Castle Dental Centers, Inc. Non-Employee Directors Stock Option. The number of shares reserved for issuance and available for option under the Castle Dental Centers, Inc. Non-Employee Directors Stock Option Plan was increased to 150,000 shares.

    7.   COMMITMENTS AND CONTINGENCIES:

           The Company is subject to claims and suits arising in the ordinary course of operations. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

           In July 1997, the former owner of Horizon Dental Centers, who is employed by the Company as a regional manager, contacted the Company asserting that the Company misrepresented the value of the Common Stock issued to him as a part of the consideration for the acquisition, and demanded the issuance to him of approximately 200,000 additional shares. The Company believes that these claims for additional consideration from the sale of Horizon Dental Centers are without merit. In the opinion of management, resolution of these claims will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

    8.   SUBSEQUENT EVENT

           In October 1997, the Company's underwriters exercised the over-allotment option granted by the Company in the initial public offering. In connection therewith, the Company issued 284,000 shares of Company common stock at $13.00 per share resulting in net proceeds of $3.4 million after underwriter discount. The net proceeds were used to repay $3.2 million in long-term debt due under the Company's Bank Credit Facility.


    9.  RECENT FASB PRONOUNCEMENTS

           In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public enterprises report segment information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. These statements are both effective for fiscal years beginning after December 15, 1997. The Company does not believe implementation of SFAS Nos. 130 and 131 will have a material effect on its financial position, results of operation or cash flows.

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND SECTION 21B OF THE SECURITIES AND EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, AMONG OTHERS, THE CHANGING ENVIRONMENT FOR DENTAL HEALTH CARE, THE PACE OF THE COMPANY'S DEVELOPMENT AND ACQUISITION ACTIVITIES, THE REIMBURSEMENT RATES FOR DENTAL SERVICES, AND OTHER RISK FACTORS DETAILED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING THE COMPANY'S PROSPECTUS, DATED SEPTEMBER 12, 1997, AS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

        The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida and Tennessee. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At November 1, 1997, the Company managed 41 dental centers with 110 affiliated dentists, orthodontists and specialists.

        The Company's objective is to make each of its dental networks the leading group dental care provider in each market it serves. The Company applies traditional retail principles of business to the practice of dentistry, including situating practices in high-profile locations, offering affordable fees and payment plans, expanding the range of services offered, increasing market share through targeted advertising and offering extended office hours. By using the Castle Dental Centers' approach to managing affiliated dental practices, the Company believes it will enable affiliated dentists, orthodontists and other dental specialists to focus on delivering quality patient care and to realize greater productivity than traditional retail and small group dental practices.

COMPONENTS OF REVENUES AND EXPENSES

        Patient revenues from affiliated dental practices represent amounts billed by the affiliated dental practices to patients and third-party payors for dental services rendered. Such amounts also include monthly capitation payments received from third-party payors pursuant to managed care contracts. Amounts retained by group dental practices includes compensation paid to dentists, hygienists and other dental care personnel employed by the affiliated dental practices, as well as other costs directly incurred by the affiliated practices such as employment taxes, personnel benefits and insurance costs. Net revenues represent amounts earned by the Company under the terms of its management services agreements with the affiliated dental practices, which generally equal patient revenues less amounts retained by the affiliated practices. The Company's net revenues, therefore, are dependent upon patient revenues realized by the affiliated practices as well as compensation and other expenses of the affiliated practices.

    Under the terms of the typical management services agreement with an affiliated dental practice, the Company becomes the exclusive manager and administrator of all non-dental services relating to the operation of the practice. The obligations of the Company include assuming responsibility for the operating expenses incurred in connection with managing the dental centers. These expenses include salaries, wages and related costs of non-dental personnel, dental supplies and laboratory fees, rental and lease expenses, advertising and marketing costs, management information systems, and other operating expenses incurred at the dental centers. In addition to these expenses, the Company incurs general and administrative expenses related to the billing and collection of accounts receivable, financial management and control of the dental operations, insurance, training and development, and other general corporate expenditures.

RESULTS OF OPERATIONS

        The following table sets forth the percentages of patient revenues represented by certain items reflected in the Company's Statements of Operations. The information that follows represents historical results of the Company and does not include pre-acquisition results of the dental practices that the Company has acquired. The Company acquired 1st Dental Care of Clearwater, Florida in May 1996, Mid-South Dental of Nashville, Tennessee in May 1996, Horizon Dental Centers of Ft. Worth and Austin, Texas in August 1996 and Southwest Dental Associates of Austin, Texas in September 1997 (all of which are collectively referred to as "Completed Acquisitions"). The information that follows should be read in conjunction with the Annual Audited Financial Statements of the Company included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission and notes thereto, as well as the Unaudited Consolidated Financial Information, included in this Form 10Q.

                                                                     FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                         SEPTEMBER 30,
                                                                     --------------------------        --------------------------
                                                                       1996             1997             1996             1997
                                                                     ---------        ---------        ---------        ---------
Patient revenues of affiliated dental practices ................        100.0%           100.0%           100.0%           100.0%
Amounts retained by affiliated dental practices ................         35.6%            31.3%            33.4%            32.1%
                                                                     ---------        ---------        ---------        ---------
    Net revenues ...............................................         64.4%            68.7%            66.6%            67.9%
                                                                     ---------        ---------        ---------        ---------
Expenses:
    Clinical salaries ..........................................         15.2%            15.1%            13.9%            13.8%
    Dental supplies and laboratory fees ........................          9.8%             9.2%            11.3%             9.2%
    Rental and lease expense ...................................          5.6%             5.5%             5.0%             5.7%
    Advertising and marketing ..................................          5.2%             4.4%             5.1%             4.7%
    Depreciation and amortization ..............................          4.2%             4.5%             3.6%             4.5%
    Other operating expenses ...................................          7.6%             9.7%             8.8%             8.9%
    General and administrative .................................         13.2%            13.2%            12.1%            13.9%
                                                                     ---------        ---------        ---------        ---------
         Total expenses ........................................         60.8%            61.6%            59.9%            60.7%
                                                                     ---------        ---------        ---------        ---------
         Operating income ......................................          3.6%             7.1%             6.7%             7.2%

Interest expense ...............................................         (7.5%)           (7.7%)           (8.8%)           (7.8%)
Other income (expense) .........................................         (0.3%)            0.2%             0.4%             0.1%
                                                                     ---------        ---------        ---------        ---------
Loss before income taxes and extraordinary item ................         (4.2%)           (0.4%)           (1.7%)           (0.5%)
Benefit for income taxes .......................................         (1.1%)           (0.1%)           (0.4%)           (0.2%)
                                                                     ---------        ---------        ---------        ---------
Loss before extraordinary item .................................         (3.1%)           (0.3%)           (1.3%)           (0.3%)
Extraordinary item .............................................          0.0%           (31.4%)            0.0%           (11.2%)
                                                                     ---------        ---------        ---------        ---------
Net loss .......................................................         (3.1%)          (31.7%)           (1.3%)          (11.5%)
Preferred stock dividends ......................................          0.0%           (12.9%)           (0.0%)           (5.5%)
                                                                     ---------        ---------        ---------        ---------
Net loss attributable to common stock ..........................         (3.1%)          (44.6%)           (1.3%)          (17.0%)
                                                                     =========        =========        =========        =========

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

        PATIENT REVENUES OF AFFILIATED DENTAL PRACTICES -- Patient revenues of affiliated dental practices increased from $9.2 million for the three months ended September 30, 1996 to $11.7 million for the three months ended September 30, 1997, an increase of $2.5 million or 27.6%. This increase resulted partially from the acquisitions of Southwest Dental Associates ("Southwest") in September 1997 and Horizon Dental Centers ("Horizon") in August 1996, which contributed an aggregate of $1.3 million to the increase in patient revenues. Patient revenues of the Company's affiliated dental practices in Houston, Tennessee and Florida increased by $1.2 million, or 15.4%, resulting from the opening of two de novo offices in Houston and the expansion of specialty services.

        AMOUNTS RETAINED BY AFFILIATED DENTAL PRACTICES - For the three months ended September 30, 1997, amounts retained by affiliated dental practices were $3.7 million, an increase of $0.4 million or 12.4% from the third quarter 1996. The increase was primarily due to the Southwest and Horizon acquisitions. Expressed as a percentage of patient revenues, amounts retained by affiliated dental practices decreased from 35.6% to 31.3% for the three month periods ended September 30, 1996 and 1997, respectively, due to lower average compensation paid to dentists and other dental care personnel.

        NET REVENUES - For the three months ended September 30, 1997, net revenues were $8.1 million, an increase of $2.1 million, or 35.9%, from the three-month period ended September 30, 1996. As a percentage of patient revenues, net revenues increased from 64.4% to 68.7% for the three months ended September 30, 1996 and 1997, respectively.

        CLINICAL SALARIES -- Clinical salaries increased from $1.4 million for the three months ended September 30, 1996 to $1.8 million for the three months ended September 30, 1997, an increase of $357,000 or 25.3%. The Southwest and Horizon acquisitions accounted for most of the increase. Expressed as a percentage of patient revenues, clinical salaries decreased from 15.2% to 15.1% for the three-month period ended September 30, 1996 and 1997, respectively.

        DENTAL SUPPLIES AND LABORATORY FEES -- Dental supplies and laboratory fees increased from $0.9 million for the three months ended September 30, 1996 to $1.1 million for the three months ended September 30, 1997, an increase of $177,000 or 19.6%. This increase resulted primarily from the Southwest and Horizon acquisitions. Expressed as a percentage of patient revenues, dental supplies and laboratory fees decreased from 9.8% to 9.2% for the three month periods ended September 30, 1996 and 1997, respectively.

        RENT AND LEASE EXPENSE - Rent and lease expense increased from $511,000 for the three months ended September 30, 1996 to $641,000 for the three months ended September 30, 1997, an increase of $130,000 or 25.5%. Rental expense from the Southwest and Horizon acquisitions accounted for $70,000 of the increase. The addition of two de novo dental centers in Houston and the expansion of dental facilities in Tennessee accounted for the balance. Expressed as a percentage of patient revenues, rental and lease expense decreased from 5.6% to 5.5% for the three month periods ended September 30, 1996 and 1997, respectively.

        ADVERTISING AND MARKETING - Advertising and marketing expense increased from $477,000 for the three months ended September 30, 1996 to $520,000 for the three months ended September 30, 1997, an increase of $43,000 or 9.1%. The Southwest and Horizon acquisitions accounted for the increase. Expressed as a percentage of patient revenues, however, advertising and marketing costs decreased from 5.2% to 4.4% for the three month periods ended September 30, 1996 and 1997, respectively, due primarily to lower television advertising expenditures in Houston.

        DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased from $383,000 for the three months ended September 30, 1996 to $518,000 for the three months ended September 30, 1997, an increase of $135,000 or 35.2%, primarily resulting from the Horizon and Southwest acquisitions and increased depreciation expense related to the opening of de novo dental centers in Houston. As a percentage of patient revenues, depreciation and amortization increased from 4.2% to 4.5% for the three month periods ended September 30, 1996 and 1997, respectively.

        OTHER OPERATING EXPENSES - Other operating expenses increased from $0.7 million for the three months ended September 30, 1996 to $1.1 million for the three months ended September 30, 1997, an increase of $0.4 million, or 63.3%. Other operating expenses include certain expenses related to the operation of the Company's dental centers and bad debt expense incurred in the financing of patient receivables at the affiliated dental practices. Expressed as a percentage of revenues, other operating expenses increased from 7.6% to 9.7% for the three-month periods ended September 30, 1996 and 1997, respectively.

        GENERAL & ADMINISTRATIVE EXPENSE - General and administrative expenses increased from $1.2 million for the three months ended September 30, 1996 to $1.6 million for the three months ended September 30, 1997, an increase of $0.3 million, or 28.1%. The increase resulted from the addition of general and administrative expenses of the Southwest and Horizon acquisitions, as well as increased personnel and general corporate expenses at the Company's headquarters in Houston. Expressed as a percentage of patient revenues, general and administrative expenses were 13.2% for the three-month period ended September 30, 1997, unchanged from the prior year period.

        INTEREST EXPENSE - Interest expense increased from $689,000 for the three months ended September 30, 1996 to $906,000 for the three months ended September 30, 1997, an increase of $217,000, or 31.4%. Increased borrowings related to acquisitions and higher subordinated debt accounted for most of the increase. Expressed as a percentage of patient revenues, interest expense increased from 7.5% to 7.7% for the three-month periods ended September 30, 1996 and 1997, respectively.

        INCOME TAXES - The Company recorded a benefit for income taxes of $19,000 in the three month period ended September 30, 1997 compared with a benefit for income taxes of $103,000 recorded in the prior year period, due to lower losses before income taxes and extraordinary item.

        EXTRAORDINARY ITEM - In September 1997, the Company recorded an extraordinary loss of $3.7 million related to the early retirement of the Company's 12% Senior Subordinated Notes in the aggregate amount of $10.5 million including accrued interest and interest notes. The Senior Subordinated Notes had been issued in December 1995 and in June 1997 in original principal amounts of $7.5 million and $2.0 million, respectively.

        PREFERRED STOCK DIVIDENDS - Coincident with the completion of the initial public offering, the holders of the Company's Series A and Series C Preferred Stock converted such shares into an aggregate of 948,243 shares of Company common stock. During the three month period ended September 30, 1997, the Company recorded $1.6 million in non-cash dividends, representing the accretion of the difference between the recorded value of the Preferred Stock and its redemption value.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

    PATIENT REVENUES OF AFFILIATED DENTAL PRACTICES - Patient revenues of affiliated dental practices increased from $19.9 million for the nine months ended September 30, 1996 to $33.1 million for the nine months ended September 30, 1997, an increase of $13.2 million or 66.1%. Approximately $12.2 million of the increase was attributable to the Completed Acquisitions. Patient revenues in Houston increased from $14.1 million in the first nine months of 1996 to $15.0 million in the first nine months of 1997, primarily the result of the opening of two new dental centers in Houston in December 1996 and July 1997.

    AMOUNTS RETAINED BY AFFILIATED DENTAL PRACTICES - For the nine months ended September 30, 1997, amounts retained by affiliated dental practices were $10.6 million, an increase of $4.0 million or 59.7% from the comparable period in 1996. The acquired dental practices accounted for nearly all of the increase. Expressed as a percentage of patient revenues, amounts retained by affiliated dental practices decreased from 33.4% to 32.1% for the nine month periods ended September 30, 1996 and 1997, respectively.

    NET REVENUES - For the nine months ended September 30, 1997, net revenues were $22.4 million, an increase of $9.2 million, or 69.3%, from the nine-month period ended September 30, 1996. This increase is attributable to net revenues of the Completed Acquisitions. Expressed as a percentage of patient revenues, net revenues increased from 66.6% to 67.9% for the nine months ended September 30, 1996 and 1997, respectively.

    CLINICAL SALARIES -- Clinical salaries increased from $2.8 million for the nine months ended September 30, 1996 to $4.5 million for the nine months ended September 30, 1997, an increase of $1.8 million or 64.3%. The Completed Acquisitions accounted for all of the increase in clinical employee salaries. Expressed as a percentage of patient revenues, clinical salaries decreased slightly from 13.9% to 13.8% for the nine-month periods ended September 30, 1996 and 1997, respectively.

    DENTAL SUPPLIES AND LABORATORY FEES -- Dental supplies and laboratory fees increased from $2.2 million for the nine months ended September 30, 1996 to $3.0 million for the nine months ended September 30, 1997, an increase of $0.8 million or 35.1%. This increase was attributed to the Completed Acquisitions, which accounted for $1.1 million of the increase in dental supplies and laboratory expenses. Dental supplies and laboratory expenses in the Houston market decreased from $1.7 million to $1.4 million in the first nine months of 1996 and 1997, respectively, primarily resulting from the outsourcing of the Company's purchasing and inventory control functions in Houston in mid-1996. Expressed as a percentage of patient revenues, dental supplies and laboratory fees decreased from 11.3% in the first nine months of 1996 to 9.2% in the first nine months of 1997.

    RENT AND LEASE EXPENSE - Rent and lease expense increased from $1.0 million for the nine months ended September 30, 1996 to $1.9 million for the nine months ended September 30, 1997, an increase of $0.9 million or 89.7%. Rental expense from the acquisitions in Florida, Tennessee and Texas accounted for $0.7 million of the increase, with the remainder resulting from the opening of two new dental centers in Houston. Expressed as a percentage of patient revenues, rental and lease expense increased from 5.0% in the first nine months of 1996 to 5.7% in the first nine months of 1997, as the acquisitions had relatively higher percentage rent and lease expense than the Houston operation.

    ADVERTISING AND MARKETING - Advertising and marketing expense increased from $1.0 million for the nine months ended September 30, 1996 to $1.6 million for the nine months ended September 30, 1997, an increase of $541,000 or 53.7%. The Completed Acquisitions accounted for all of the increase. Expressed as a percentage of patient revenues, advertising and marketing costs decreased from 5.1% to 4.7% for the nine month periods ended September 30, 1996 and 1997, respectively.

    DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased from $717,000 for the nine months ended September 30, 1996 to $1.5 million for the nine months ended September 30, 1997, an increase of $764,000, primarily resulting from the Completed Acquisitions and amortization of deferred loan costs incurred in connection with the Reorganization in December 1995. Amortization of intangibles resulting from the Completed Acquisitions was $543,000 in the first nine months of 1997. As a percentage of patient revenues, depreciation and amortization increased from 3.6% to 4.5% for the nine-month periods ended September 30, 1996 and 1997, respectively.

    OTHER OPERATING EXPENSES - Other operating expenses increased from $1.7 million for the nine months ended September 30, 1996 to $2.9 million for the nine months ended September 30, 1997, an increase of approximately $1.2 million, or 67.8%. Other operating expenses include certain expenses related to the operation of the Company's dental centers and bad debt expense incurred in the financing of patient receivables at the affiliated dental practices.. The Completed Acquisitions accounted for approximately $0.8 million of the increase in other operating expenses. Expressed as a percentage of revenues, other operating expenses increased slightly from 8.8% to 8.9% for the nine-month periods ended September 30, 1996 and 1997, respectively.

    GENERAL & ADMINISTRATIVE EXPENSE - General and administrative expenses increased from $2.4 million for the nine months ended September 30, 1996 to $4.6 million for the nine months ended September 30, 1997, an increase of approximately $2.2 million, or 90.7%. The increase resulted from the addition of general and administrative expenses of the Completed Acquisitions and increased personnel and general corporate expenses at the Company's headquarters in Houston. Expressed as a percentage of patient revenues, general and administrative expense increased from 12.2% to 13.9% for the nine-month periods ended September 30, 1996 and 1997, respectively.

    INTEREST EXPENSE - Interest expense increased from $1.8 million for the nine months ended September 30, 1996 to $2.6 million for the nine months ended September 30, 1997, an increase of or 47.6%. Increased borrowings and higher borrowing rates related to the Completed Acquisitions resulted in higher interest expense. Expressed as a percentage of patient revenues, interest expense decreased from 8.8% to 7.8% for the nine-month periods ended September 30, 1996 and 1997, respectively, primarily resulting from the relatively greater percentage increase in patient revenues from the prior year period.

    INCOME TAXES - For the nine months ended September 30, 1997, the Company recorded a benefit for income taxes of $68,000 resulting from the loss before taxes of $179,000 for the period. In the first nine months of 1996, the Company recorded a benefit for income taxes of $84,000 on a loss before taxes of $336,000.

    EXTRAORDINARY ITEM - In September 1997, the Company recorded an extraordinary loss of $3.7 million related to the early retirement of the Company's 12% Senior Subordinated Notes in the aggregate amount of $10.5 million including accrued interest and interest notes. The Senior Subordinated Notes had been issued in December 1995 and in June 1997 in original principal amounts of $7.5 million and $2.0 million, respectively.

    PREFERRED STOCK DIVIDENDS - Coincident with the completion of the initial public offering, the holders of the Company's Series A and Series C Preferred Stock converted such shares into an aggregate of 948,243 shares of

Company common stock. During the nine month period ended September 30, 1997, the Company recorded $1.9 million in non-cash dividends, representing the accretion of the difference between the recorded value of the Preferred Stock and its redemption value.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1997, the Company had net working capital of $2.5 million, representing an increase in working capital of $5.7 million from the net working capital deficit of $3.2 million at December 31, 1996. Current assets consisted of cash of $3.9 million, billed and unbilled accounts receivable of $7.3 million and other current assets of $664,000. These were partially offset by current liabilities of $9.3 million, consisting of $3.9 million in accounts payable and accrued liabilities, $4.0 million in current maturities of long-term debt, $526,000 of deferred compensation payable to a stockholder and $808,000 payable to affiliated dental practices in consideration for accounts receivable from the affiliated dental practices. In October 1997, the Company received an additional $3.4 million in net proceeds, from the recently completed initial public offering of its common stock, which was used to reduce the current portion of long-term debt to $784,000, thereby increasing the Company's net working capital.

         For the nine months ended September 30, 1996 and 1997, cash provided/(used) by operations was $184,000 and $(441,000), respectively. For the nine months ended September 30, 1996, cash used in investing activities was $11.3 million, of which $ 10.3 million was utilized to purchase three group dental practices in Florida, Tennessee and Texas. In the nine months ended September 30, 1997, $5.8 million was used in investing activities, of which $4.9 million was used to complete the acquisition of Southwest Dental Associates and $0.9 million was used for capital expenditures, including development of two de novo dental centers in Houston. Net cash provided by financing activities was $5.5 million and $10.1 million in the nine-month periods ending September 30, 1996 and 1997, respectively. In the first nine months of 1996, cash provided by financing activities consisted primarily of bank borrowings of $6.6 million. In the nine months ended September 30, 1997, cash provided by financing activities of $10.1 million consisted primarily of $2.0 million in additional subordinated debt borrowings and net proceeds of $30.2 million from the initial public offering of the Company's common stock, partially offset by debt repayments totaling $20.9 million, including payment of all of the Company's subordinated debt, payment of $5.4 million outstanding under the Company's bank credit facility and offering costs of $1.3 million. In connection with the repayment of $9.5 million of 12% Senior Subordinated Notes, the Company recognized a $3.7 million extraordinary loss associated with the early retirement of such debt.

        The Company's principal sources of liquidity as of September 30, 1997 consisted of cash and cash equivalents, net accounts receivable and borrowing availability under the Company's bank credit facility. On November 7, 1997, the Company entered into a new credit agreement with a bank. The credit agreement provides for borrowings up to $25.0 million and expires November 7, 2002. The principal balance under the bank credit facility was $3.0 million at November 7, 1997 and is payable in 16 quarterly payments beginning in March 1998. Future advances under the bank credit facility are payable in 12 quarterly payments beginning in November 1999. Borrowings under the bank credit facility may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before taxes, depreciation and amortization ("EBITDA"), as adjusted. The amounts outstanding under the bank credit facility bear interest at variable rates which are based on either the bank's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the credit agreement. The bank credit facility contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, limit the ability of the Company to use the proceeds of equity financings, and set certain restrictions on acquisitions, mergers and sales of assets. The Company and the bank intend to increase the bank credit facility by an additional $5.0 to $10.0 million through an additional syndication on a best efforts basis. The Company believes that the bank credit facility, along with existing cash resources and cash flow from operations, will be sufficient to fund its acquisition, expansion and working capital needs for the next 18 months. There can be no assurance that the Company will be able to increase the syndicated credit facility.

        RECENT FASB PRONOUNCEMENTS

        In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public enterprises report segment information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. These statements are both effective for fiscal years beginning after December 15, 1997. The Company does not believe implementation of SFAS Nos. 130 and 131 will have a material effect on its financial position, results of operation or cash flows

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        In July and August 997, a dentist from whom the Company acquired Horizon Dental Centers in August 1996 contacted the Company asserting that the Company misrepresented the value of the Common Stock issued to him as a part of the consideration for the acquisition, and demanded the issuance of approximately 200,000 shares of Common Stock as additional consideration for the transaction. The Company believes that the asserted claims are without merit and has denied the demand for the issuance of additional shares of Common Stock. In the event litigation is initiated against the Company, the Company intends to defend itself vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        (a)    Not applicable.

        (b)    Not applicable.

        (c)    Not applicable.

        (d) Pursuant to a Registration Statement on Form S-1 (Registration No. 333-11335) that was declared effective September 11, 1997, the Company offered for sale 2,500,000 shares of Common Stock, $0.001 par value, by means of a prospectus dated September 12, 1997. The Company registered 2,500,00 shares of Common Stock (up to 2,875,000 shares if the Underwriters' over-allotment option was exercised in full) and offered such shares to the public at a price of $13.00 per share for an aggregate offering price of $32,500,000 ($37,375,000 if the Underwriters' over-allotment option was exercised in full). During the period covered by this report, the Company sold 2,500,000 shares for an aggregate offering price of $32,500,000. The aggregate underwriting discount was $2,275,000 and other expenses in connection with the offering were reasonably estimated to be $1,700,000. The total expenses, including the underwriting discount and other expenses, were reasonably estimated to be $3,975,000. The net offering proceeds to the Company, after subtracting the total expenses, were $28,525,000. The net proceeds to the Company were reasonably estimated to be applied as follows:

     1.   Payment of 12% Senior Subordinated Notes, plus
          accrued interest.*                                  $10,668,951

     2.   Payment of principal on bank credit facility to
          Nations Bank of Texas, N.A.                           6,000,000

     3.   Payment of 10% subordinated notes issued in
          conjunction with acquisitions, plus accrued
          interest.                                             4,494,045

     4.   Payment made to John and Sheryl Goodman to fund
          the cash portion of the purchase price of
          Southwest Dental Associates LC                        3,849,000

     5.   Payment on deferred compensation agreement to
          Dr. Jack H. Castle, director and shareholder.           526,000

     6.   Increase in working capital                           2,987,004
                                                              -----------
          Total Proceeds to the Company                       $28,525,000

     * Robert J Cresci, a director of the company, is a managing director of Pecks Managent Partners, Ltd., the investment advisor for the holders of the 12% Senior Subordinated Notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On August 11, 1997, a majority of the stockholders of the Company signed a written consent approving the Third Amendment to Castle Dental Centers, Inc. Omnibus Stock and Incentive Plan (the "Third Amendment"). The number of shares reserved for issuance and available for option under the Castle Dental Centers, Inc. Omnibus Stock and Incentive Plan (the "Plan") was increased to 750,000 shares. The administrator of the Plan was changed from a compensation committee to the Board of Directors of the Company. Of the shares then outstanding, 2,326,552 shares were voted in favor of the Third Amendment.

        On August 11, 1997, a majority of the stockholders of the Company signed a written consent approving the Second Amendment to 1996 Castle Dental Centers, Inc. Non-Employee Directors Stock Option Plan (the "Second Amendment"). The number of shares reserved for issuance and available for option under the Castle Dental Centers, Inc. Non-Employee Directors Stock Option Plan (the "Director Plan") was increased to 150,000 shares. The administrator of the Director Plan was changed from a compensation committee to the Board of Directors of the Company. Of the shares then outstanding, 2,326,552 shares were voted in favor of the Second Amendment.

ITEM 5. OTHER INFORMATION.

        Not Applicable.

TEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) The following exhibits are filed with this report:

        10.1 Third Amendment to Castle Dental Centers, Inc. Omnibus Stock and Incentive Plan.

        10.2 Second Amendment to 1996 Castle Dental Centers, Inc. Non-Employee Directors Stock Option Plan.

        11     Computation of Earnings Per Share

        27     Financial Data Schedule.

        (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        CASTLE DENTAL CENTERS, INC.


Date:  November 14, 1997                             By: JACK H. CASTLE, JR.
                                                         Jack H. Castle, Jr.
                                                         Chief Executive Officer

Date:  November 14, 1997                             By: JOHN M. SLACK
                                                         John M. Slack
                                                         Chief Financial Officer