Form 10-K405
period 1997-12-31
CASTLE DENTAL CENTERS INC
filed 1998-03-31
CIK 1018152

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER: 0-22985

                           CASTLE DENTAL CENTERS, INC.

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   76-0486898
                      (I.R.S. Employer Identification No.)

                         1360 POST OAK BOULEVARD, SUITE 1300
                                 HOUSTON, TEXAS

                    (Address of principal executive offices)

                                      77056
                                   (Zip Code)

                                 (713) 479-8000
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes.[X]   No. __

        Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 under the Securities Exchange Act of
1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of March 26, 1998, there were 6,237,581 shares of Castle Dental Centers, Inc. Common Stock, $.001 par value, issued and outstanding 3,252,338 of which, having an aggregate market value of approximately $34.1 million were held by non-affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the proxy statement related to the registrant's 1997 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1997, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                             PAGE
Item 1.    Business.......................................................................     1
           The Company....................................................................     1
           The Dental Industry............................................................     2
           Business Strategy..............................................................     3
           Dental Network Development.....................................................     4
           Services.......................................................................     6
           Operations.....................................................................     6
           Sales & Marketing..............................................................     8
           Competition....................................................................     8
           Management Information Systems.................................................     8
           Regulation.....................................................................     9
           Employees......................................................................    11
           Corporate Liability and Insurance..............................................    11
Item 2.    Properties.....................................................................    11
Item 3.    Legal Proceedings..............................................................    12
Item 4.    Submission of Matters to a Vote of Security Holders............................    12
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..........    13
Item 6.    Selected Financial Data........................................................    14
Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................................    15
           Introduction...................................................................    15
           Results of Operations..........................................................    16
           Liquidity and Capital Resources................................................    21
           Recently Issued Pronouncements.................................................    23
Item 8.    Financial Statements and Supplementary Data....................................    24
Item 9.    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure...................................................    24
Item 10.   Directors and Executive Officers of the Registrant.............................    25
Item 11.   Executive Compensation.........................................................    25
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................    25
Item 13.   Certain Relationships and Related Transactions.................................    25
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................    27

                       NOTE ON FORWARD-LOOKING STATEMENTS

        This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. When used in this document, the words, "anticipate," "believe," "estimate" and "expect" and similar expressions are intended to identify such forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain uncertainties and assumptions. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K. Should one or more of these uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from expectations. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 1.    BUSINESS

THE COMPANY

        The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in the United States. The Company currently conducts operations in the states of Texas, Florida and Tennessee. In January 1998, the Company signed a definitive agreement to acquire 80% of a dental practice management company in Los Angeles, California. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks by entering into management services agreements with affiliated dental practices to provide on an exclusive basis management and administrative services to affiliated dental practices. The Company's strategy is to provide high-quality care in selected markets with a view to achieving broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. As of December 31, 1997, the Company provided management services to 42 dental centers with 125 affiliated dentists, orthodontists and other dental specialists.

        The Company's objective is to make each of its dental networks the leading group dental care provider in each market it serves. Since its formation, the Company has applied traditional retail principles of business and marketing techniques to the practice of dentistry, including locating practices in high-profile locations, offering more affordable fees and payment plans, expanding the range of services offered, increasing market share through targeted advertising and offering extended office hours. By using the Castle Dental Centers' approach to managing affiliated dental practices, the Company believes it will enable affiliated dentists, orthodontists and other dental specialists to focus on delivering quality patient care and to realize significantly greater productivity than traditional individual and small-group dental practices.

        The Company believes that the provision of a full range of dental services through an integrated network is attractive to managed care payors and intends to continue to pursue managed care contracts. The Company's affiliated dental practices currently maintain an aggregate of 20 capitated managed care contracts covering approximately 55,000 members. The Company believes that the continued development of its networks will assist it in negotiating national and regional capitated arrangements with managed care payors on behalf of the affiliated practices.

        The Company intends to utilize the practice management principles employed in its Houston operations to establish a consistent national identity for its business. Moreover, the Company believes that its experience and expertise in managing multi-specialty dental group practices, as well as the development of name recognition associated with the name "Castle Dental Centers," will provide its affiliated dental practices with a competitive advantage in attracting and retaining patients and realizing practice efficiencies.

        The Company was formed in 1981 by Jack H. Castle, D.D.S. and Jack H. Castle, Jr., as a single location, multi-specialty dental practice in Houston, Texas. From 1982 through 1996, the Company expanded to a total of 10 locations with 39 dentists in the Houston metropolitan area. During this period the Company developed, implemented and refined the integrated dental network approach that it intends to utilize as a basis for its national expansion.

        There presently are 13 Castle Dental Centers operating in the Houston, Texas area and 3 additional centers in Houston in various stages of development. In May 1996, the Company acquired the assets of and entered into long-term management services agreements with 1st Dental Care, a dental practice with 11 locations in the Tampa/Clearwater, Florida area, and Mid-South Dental Centers, a dental practice with six dental centers in various locations in Tennessee. In August 1996, the Company increased its dental practices under management in Texas by acquiring the assets of Horizon Dental Centers, a dental practice with four dental centers in Fort Worth, Texas and four dental centers in Austin, Texas. In September 1997, the Company acquired SW Dental Associates, LC, a dental practice with four dental centers in the Austin,

Texas metropolitan area. In December 1997, the Company acquired substantially all the assets of two individual practices in Ft. Worth, Texas and Nashville, Tennessee. (All of the acquisitions are collectively referred to as the "Completed Acquisitions.")

THE DENTAL INDUSTRY

        Dental care services in the United States are generally delivered through a fragmented system of local providers, primarily sole practitioners, or small groups of dentists, orthodontists or other dental specialists, practicing at a single location with a limited number of professional assistants and business office personnel. According to the American Dental Association 1995 Survey of Dental Practice ("ADA Survey"), there were approximately 150,800 actively practicing dental professionals in the U.S., of which approximately 8,900 were practicing orthodontists. Nearly 81% of the nation's private practitioners work either as sole practitioners or in a practice with one other dentist. The balance of these dentists practice in about 4,700 groups of three or more dentists. However, dental, orthodontic and other specialty practices have followed the trend of the health care industry generally and are increasingly forming larger group practices.

        The annual aggregate domestic market for dental services was estimated by the Health Care Financing Administration, Health Care Financing Review (1995) to be approximately $42.9 billion for 1995, representing approximately 4.3% of total health care expenditures in the United States, and is projected to reach $79.1 billion by 2005. Within the total market for dental services in the United States, there are, in addition to general dentistry, a number of specialties, including orthodontics (the straightening of teeth and remedy of occlusion), periodontics (gum care), endodontics (root canal therapy), oral surgery (tooth extraction) and pedodontics (care of children's teeth). The dental services market has grown at a compound annual growth rate of approximately 8.1% from 1980 to 1995, and is projected to grow at a compound annual growth rate of approximately 6.3% through the year 2005. In contrast to other health care expenditures, dental services are primarily paid for by the patient. According to the U.S. Department of Health and Human Services, in 1995, consumer out-of-pocket expenditures accounted for 53% of the payment for dental services, compared to 19% for other medical services.

        The Company believes that the growth in the dental industry has largely been driven by four factors: (i) an increase in the availability and types of dental insurance; (ii) an increasing demand for dental services from an aging population; (iii) the evolution of technology which makes dental care less traumatic; and (iv) an increased focus on preventive and cosmetic dentistry.

        Concerns over the accelerating cost of health care have resulted in the increasing importance of managed care in the dental industry. Managed care typically involves a third party (frequently the payor) assuming responsibility for ensuring that health care is provided in a high-quality, cost-effective manner. According to industry sources, approximately 18.6% of the estimated
118.5 million people covered by dental benefits in 1995 were enrolled in managed care programs. It is estimated that managed care's penetration of this group will increase to 35% of the 131 million people expected to be covered by dental benefits in the year 2000. Enrollment in managed dental care plans, according to the National Association of Dental Plans, is estimated to have grown from 7.8 million patients in 1990 to 22.8 million patients in 1995.

        The Company believes that the provision of dental, orthodontic and other specialty care will follow the pattern set by other segments of the health care industry, moving away from the sole practitioner model to a group practice environment in which a separate professional management team handles personnel, management, billing, marketing and other business functions. The trends which are leading dentists to affiliate with dental practice management companies include: (i) the increasingly capital intensive nature of acquiring and maintaining state-of-the-art dental equipment, laboratory and clinical facilities; (ii) the growing need to develop and maintain specialized management information and billing systems to meet the increasing demands of payors; and (iii) the increasingly more complicated, competitive and regulated business environment for dentists.

BUSINESS STRATEGY

        The Company's strategy is to develop integrated networks for the provision of a broad range of dental services through practice affiliations that provide high-quality, cost-effective dental care in target markets. Key elements of this strategy are to:

        PROVIDE HIGH-QUALITY, COMPREHENSIVE, ONE-STOP FAMILY DENTAL HEALTH CARE. The prototypical Castle Dental Center provides general dentistry as well as a full range of dental specialties (including orthodontics, pedodontics, periodontics, endodontics, oral surgery and implantology), thereby allowing the majority of specialty referrals to remain in-house within the Company's network of facilities. By bringing together multi-specialty dental services within a single practice, the Company is able to realize operating efficiencies and economies of scale and to promote increased productivity, higher utilization of professionals and facilities, and the sharing of dental specialists among multiple locations. The Company's practice model also incorporates quality assurance and quality control programs, including peer review and continuing education and technique enhancement. The Company believes that its multi-specialty strategy significantly differentiates it from both individual and multi-center practices that typically offer only general dentistry, orthodontics or other single specialty dental services.

        DEVELOP COMPREHENSIVE DENTAL NETWORKS IN TARGET MARKETS. The Company intends to build its networks through acquisition of existing practices and DE NOVO development of additional practices within target markets. The Company seeks to consolidate and integrate its affiliated practices to establish regional dental care networks. The Company believes this network system will enable it to reduce the operating costs of its affiliated practices by centralizing certain functions such as telemarketing and advertising, billing and collections, payroll and accounting and by negotiating regional and national contracts for supplies, equipment, services and insurance. Once practice affiliations are established in a market, the Company seeks to assist the affiliated practices in expanding their range of services to make available specialty dental services not previously offered.

        APPLY TRADITIONAL RETAIL PRINCIPLES OF BUSINESS TO DENTAL CARE. The Company believes it can enhance revenues and profitability by applying traditional retail principles of business to the provision of dental services in its target markets. These principles include professionally produced broadcast and print advertisements targeting specific audiences, and extended hours of operation which are convenient for patients, including weekend and evening hours. As part of its retail-oriented strategy, the Company will seek to establish or, where appropriate, relocate each Castle Dental Center in a convenient location in or near a high-profile neighborhood retail area and utilize innovative sales and marketing programs designed to achieve strong name recognition and increase patient visits. In addition, the Company stresses the breadth and affordability of its services and works closely with patients to establish treatment schedules and affordable payment plans tailored to the patients' needs.

        MARKET ITS NETWORKS TO MANAGED CARE ENTITIES. The Company believes that managed care will play an increasing role in the provision of dental services and therefore intends to market the services of its dental practice networks to the managed care community. The Company believes that contracting with managed care entities will facilitate entry into new markets and the expansion of existing networks, as well as improve the utilization of existing facilities by providing a source of patients to dentists with whom the Company is affiliated. In addition, such contracts, including capitated contracts, enable the Company to leverage its infrastructure and marketing efforts by increasing patient visits.

DENTAL NETWORK DEVELOPMENT

        The Company seeks to build its dental networks through the acquisition of existing dental practices and the DE NOVO development of dental practices in retail environments.

ACQUISITION CRITERIA

        The Company's acquisition strategy is to identify successful group dental practices in its target markets, acquire certain assets of the identified practices, enter into long-term management services agreements, and utilize these core practices as a base from which to expand within the target markets. Prior to entering any market, the Company considers such factors as population, demographics, market potential, competitive environment, supply of available dentists, dental regulatory environment, patient-provider ratios, advertising costs and the economic condition of the local market. Core acquisition candidates are successful group dental practices that the Company believes are leaders in their regional markets. Subsequent acquisitions target practices that strategically complement the core practices within a market. In considering acquisitions, the Company evaluates qualitative issues such as the dental professionals' qualifications, experience and reputation in the local marketplace and their operating histories, as well as the ability to demonstrate potential for revenue growth and continued profitability.

COMPLETED ACQUISITIONS

  The following table describes acquisitions completed as of December 31, 1997:

                                                                     NUMBER       NUMBER OF
                                                                       OF        AFFILIATED
    AFFILIATED DENTAL PRACTICE           PRINCIPAL LOCATIONS         CENTERS      DENTISTS*
    --------------------------           -------------------         -------      ---------
 1st Dental Care                       Clearwater/Tampa, Florida        11            16

 Mid-South Dental Centers         Nashville and Chattanooga, Tennessee   6            21

 Horizon Dental Centers            Austin and Fort Worth, Texas          8            23

 SW Dental Associates, LC                    Austin, Texas               4            17

 Steve W. Lebo, D.D.S.                     Fort Worth, Texas             1             2

 Frederec B. Cothren, II,
   D.D.S., M.S., P.C.                  Nashville, Tennessee              -             1

        *  Includes full-time and part-time dentists.

        The contractual arrangements pursuant to which the Completed Acquisitions were made include representations and warranties from the sellers regarding the assets being acquired, and employment agreements with the affiliated practices containing noncompetition provisions with the former owners of such practices. Additionally, the Company typically enters into an option agreement with the owner of the affiliated dental practice which entitles the Company to select successor owners of the affiliated dental practice.

AFFILIATION AND INTEGRATION OF DENTAL CENTERS

        In affiliating with dental practices, the Company typically: (i) acquires certain assets of the practice, and, in certain situations, laboratory or other ancillary facilities that are either owned by or affiliated with such practice as allowable by federal and state law; (ii) enters into a long-term management services agreement with such dental practice pursuant to which the Company provides comprehensive management services to the affiliated practice;
(iii) requires that the affiliated dentists enter into employment agreements with the affiliated practices containing non-compete and liquidated damages provisions; and (iv) assumes the principal administrative, financial, marketing and general management functions of the affiliated practice, including employment of most administrative personnel. As soon as practicable following the acquisition of an affiliated dental practice, when market conditions permit, the Company initiates the process of converting the affiliated practice into a Castle Dental Center. Management will retain the name of an affiliated practice in situations where brand recognition has been established. This conversion process, the implementation and timing of which will vary from market to market, typically includes the addition of specialty dental services not previously offered by the center, implementation of retail business concepts applied by the Company in its Houston operations, and, where appropriate, the relocation of the center to a more desirable location.

        In certain markets, the Company intends to grow through DE NOVO development to expand in market areas that are either under-served or are otherwise attractive market opportunities and in which there is no suitable acquisition candidate. The Company will use its experience in building and staffing DE NOVO dental centers in Houston, Texas for the implementation of this expansion strategy.

MANAGEMENT SERVICES AGREEMENT

        The Company has entered into a management services agreement with each of its affiliated dental practices pursuant to which the Company becomes the exclusive manager and administrator of all non-dental services relating to the operation of the practice. The Company anticipates that it will enter into a similar management services agreement with each new affiliated dental practice. The amount of the management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the Company is paid a monthly management fee comprised of three components: (i) the costs incurred by it on behalf of the affiliated practice;
(ii) a base management fee in an amount ranging from 12.5% to 15.0% of adjusted gross revenues; and (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in each agreement. The amount of the management fee is reviewed by the Company and the affiliated dental practice not less frequently than annually in order to determine whether such fee should be adjusted, up or down, to continue to reflect the fair value of the management services rendered by the Company.

        The obligations of the Company under the typical management services agreement include assuming financial and other responsibility, either on its own or with the input and participation of the policy board of the affiliated practice, for the following (subject to limitations imposed by applicable state law): facilities, equipment and supplies; advertising, marketing and sales; training and development; operations management; provision of support services; risk management and utilization review; application and maintenance of applicable local licenses and permits; negotiation of contracts between the affiliated dental practice and third parties, including third-party payors, alternative delivery systems and purchasers of group health care services; establishing and maintaining billing and collection policies and procedures; fiscal matters, such as annual budgeting, maintaining financial and accounting records, and arranging for the preparation of tax returns; and maintaining insurance. The Company does not assume any authority, responsibility, supervision or control over the provision of dental services to patients or for diagnosis, treatment, procedure or other health care services, or the administration of any drugs used in connection with any dental practice.

        The typical management services agreement is for an initial term of 25 to 40 years, and is automatically renewed for successive five-year terms unless terminated at least 90 days before the end of the initial term or any renewal term. Additionally, the typical management services agreement may be terminated by the Company or the affiliated dental practice in the event of the bankruptcy or default in the performance of the material duties of the nonterminating party.

DENTIST EMPLOYMENT AGREEMENTS

        As a part of the process of converting an affiliated dental practice into a Castle Dental Center, each affiliated dental practice has entered into employment agreements with substantially all of its full-time dentists, orthodontists and other dental specialists. The Company anticipates that this practice will continue when market conditions permit. Although the form of contract varies somewhat among practices and among dentists with different specialties, the typical contract for a full-time dentist provides for a defined compensation arrangement, including performance-based compensation and, where market conditions permit and to the extent deemed enforceable under applicable law, a covenant not to compete. Each full-time dentist, whether or not a party to a dentist employment agreement, is required to maintain professional liability insurance, and mandated coverage limits are generally at least $1.0 million per claim and $3.0 million in the aggregate. In addition, many affiliated dental practices employ part-time dentists. Not all part-time dentists have employment agreements, but all part-time dentists are required to carry professional liability insurance in specified amounts. Certain part-time dentists retained by the affiliated dental practices are independent contractors and have entered into independent contractor agreements.

SERVICES

        The Company provides management expertise, marketing, information systems, capital resources and acquisition services to its affiliated dental practices. As a result, the Company is involved in the financial and administrative management of the affiliated dental practices, including legal, financial reporting, cash management, human resources and insurance assistance. The Company's goals in providing such services are (i) to allow the dentists associated with affiliated dental practices to dedicate their time and efforts more fully to patient care and professional practice activities; (ii) to improve the performance of affiliated dental practices in these administrative and sales activities; and (iii) to enhance the financial return to the Company.

        Aside from the centralization of functions mentioned above, the affiliated dental practices are encouraged to administer their practices in accordance with the needs of their specific patient populations. The practice of dentistry at each affiliated dental practice is under the exclusive control of the dentists who practice at such location.

        The majority of the practices whose non-dental assets are available to the Company for acquisition are general dentistry practices. General dentistry includes diagnostics, treatment planning, preventive care, removal of infection, fillings, crowns, bridges, partials, dentures, and extractions, all of which are currently being provided by the affiliated dental practices. Within its network, the Company provides a wide range of specialty services. The Company seeks to expand the services offered by affiliated practices beyond general dentistry to include other dental specialty services and to improve efficiency by improving appointment availability, increasing practice visibility and assisting the practices in adding complementary services. These complementary services include orthodontics, periodontics (the diagnosis, treatment and prevention of infection of the gums and supporting bone around the teeth), endodontics (the diagnosis, treatment and prevention of infection of the oral tissues), oral surgery and implantology (the placement of abutments (implants) in the jaw bones to support tooth replacement). By adding these complementary services to the practice, the affiliated dental practices will retain the majority of specialty service referrals in-house, thereby increasing patient revenues.

OPERATIONS

CENTER DESIGN AND LOCATION

        The affiliated dental practices are generally located in retail environments. Many of the affiliated practices include semi-private general dentistry treatment rooms, private treatment rooms and orthodontic bays. Currently, affiliated dental practices include from four to 22 treatment rooms and range in size from approximately 2,000 square feet to approximately 6,000 square feet.

        Where an acquired practice is not able, due to limitations of floor space, zoning or other reasons, to accommodate new services or specialists, the Company may seek to relocate such affiliated practice to a more desirable retail location as soon as practicable. Since its formation, the Company has adapted its locations in Houston, Texas to accommodate the full range of dental specialties. The Company believes the application of its method of designing and locating dental centers will facilitate the expansion of services offered by the acquired practices.

STAFFING AND SCHEDULING

        The Company believes that making its facilities available at times which are convenient to its patients is an important element of its strategy. As a result, the affiliated dental practices maintain extended hours of operation, with many affiliated practices opening as early as 7:00 a.m. and closing as late as 9:00 p.m. on weekdays and 5:00 p.m. on Saturdays. The affiliated practices are staffed with dentists and dental assistants every day they are open, with orthodontists and other specialists rotating among several centers in order to utilize their time optimally. Each patient typically is assigned to and sees the same dentist or specialist on all visits to the center. Each affiliated dental practice is also regularly staffed with an office manager, front office staff, dental assistants and other support staff.

        The Company's dental centers are staffed with patient care coordinators who are responsible for the non-clinical aspects of the patient's experience with the practice. The patient care coordinator's function is (i) to act as a liaison between the dentist and patient; (ii) to work with the patient to develop a treatment schedule with payments tailored to the patient's needs within the Company's established credit policies; and (iii) to optimize the dentist's time spent with patients.

FEES AND PAYMENT PLANS

        The Company believes that fees charged by its affiliated practices are typically lower than usual and customary fees within their respective markets. The affiliated practices generally provide a wide range of payment options, including cash, checks, credit cards, third party insurance and various forms of credit. In general, most general dentistry and specialty services, other than orthodontics, are paid for by the patient, or billed to the patient's insurance carrier, on the date the service is rendered. In some instances, the Company will extend credit in accordance with its established credit policies. The Company believes that its lower fees and ability to assist patients in obtaining financing provides it with a competitive advantage compared to sole practitioners and small group practices.

        The Company's typical orthodontic payment plan consists of no initial down payment and equal monthly payments during the term of treatment ranging from $89 to $98 per month. After consultation with the patient care coordinator at the initial visit, the patient signs a contract outlining the terms of the treatment, including the anticipated length of treatment and the total fees. The number of required monthly payments is fixed at the beginning of the case and corresponds to the anticipated number of monthly treatments. Patients are billed in advance by the Company on a monthly basis.

QUALITY ASSURANCE

        Affiliated dental practices are solely responsible for all aspects of the practice of dentistry. The Company has responsibility for the business and administrative aspects of the practices and exercises no control over the provision of dental services. The Company's management structure is designed to bring to its affiliated dental practices improvements in their recruiting and professional training. The Company expects that the increased visibility of the Company, the ability to offer career paths previously unavailable to dentists and the ability to recruit for multiple markets will give it an advantage in recruiting and retaining dentists. In addition, the Company believes that the ability to offer dentists in private practice the chance to practice in an environment where they do not assume capital risks and administrative burdens normally associated with private practice will make joining the Company an attractive choice for private practitioners.

        Most affiliated dental practices have policy boards comprised of representatives of both the Company and the affiliated dental practice. The policy boards are responsible for developing and implementing management and administrative policies for the overall operation of the affiliated dental practice. Specifically, the policy board has the authority to review and approve capital improvements and expansion, marketing and advertising, collection policies, provider and payor relationships, strategic planning and capital expenditures. However, in recognition of the laws and regulations applicable to the licensure and practice of dentistry, the policy board does not make clinical decisions, recommendations or other decisions that are required to be made by a licensed dentist.

SALES AND MARKETING

        The Company intends to implement the practice management principles employed in its Houston operations to establish a consistent national identity for its business and to utilize the "Castle Dental Centers" name and logo. When acquired practices already have high existing name recognition within their local markets, the Company may seek to capitalize on that name recognition and implement the Castle model while maintaining the existing practice name. The Company applies traditional retail principles of business to the provision of dental care. These principles include network development, extended hours of operation, location optimization, signage, customized treatment schedules, affordable fees and payment plans. The Company has used both print advertising and professionally produced broadcast advertising to market its dental services to potential patients in Houston, Texas and the Company intends to use the same marketing techniques in its regional markets.

        The Company has also established a regional telemarketing system in Houston and Austin, Texas to field calls generated by advertising, to confirm upcoming scheduled patient visits and to encourage patients to return for follow-up visits and regularly scheduled six-month periodic exams. Where feasible, the Company intends to establish additional telemarketing systems in other regional markets. The telemarketers can enter all relevant information into the Company's management information system for patients making appointments for an initial visit, including pre-screening patients for insurance and other credit information.

COMPETITION

        The dental care industry is highly fragmented, comprised principally of sole practitioners and group practices of dental and orthodontic services. The dental practice management industry is subject to continuing changes in the provision of services and the selection and compensation of providers. The Company is aware of several dental practice management companies, both publicly-traded and privately owned, that are acquiring and managing dental practices. Publicly-Traded dental practice management companies that compete with the Company include Monarch Dental Corporation, Gentle Dental Service Corp. and Coast Dental Services, Inc., as well as others. Certain of the Company's competitors are larger and better capitalized, may provide a wider variety of services, may have greater experience in providing dental care management services and may have longer established relationships with buyers of such services. The existence of other dental practice management companies may also increase competition for acquisition candidates, thereby increasing amounts that must be paid for acquired practice management businesses.

        In certain markets, the demand for dental care professional personnel presently exceeds the supply of qualified personnel. As a result, the Company experiences competitive pressures for the recruitment and retention of qualified dentists to deliver their services. The Company's future success depends in part on its ability to continue to recruit and retain qualified dentists to serve as employees or independent contractors of the affiliated dental practices. There can be no assurance that the Company will be able to recruit or retain a sufficient number of competent dentists to continue to expand its operations.

MANAGEMENT INFORMATION SYSTEMS

        The Company and its affiliated dental practices presently utilize two dental practice management software systems to monitor and control patient treatment, scheduling, invoicing of patients and insurance companies, productivity of clinical staffs and other practice related activities. The Company has identified the practice management software system that it currently employs in its Houston operations as its preferred system and intends, where appropriate, to use the Houston system as a common practice management system for use by its affiliated practices. The Company is presently implementing a client-server based management information system designed to enable the Company to compare financial performance of affiliated dental practices, to track and control costs, and to facilitate the accounting and financial reporting process between the affiliated dental practices and corporate headquarters. The Company intends to use its financial information system in conjunction with existing practice management systems at the affiliated dental practices.

REGULATION

GENERAL

        The practice of dentistry is highly regulated, and there can be no assurance that the regulatory environment in which the affiliated dental practices and the Company operate will not change significantly in the future. In general, regulation of health care related companies also is increasing.

        Every state imposes licensing and other requirements on individual dentists and dental facilities and services. In addition, federal and state laws regulate health maintenance organizations and other managed care organizations for which dentists may be providers. In connection with its operations in existing markets and expansion into new markets, the Company may become subject to compliance with additional laws, regulations and interpretations or enforcements thereof. The ability of the Company to operate profitably will depend in part upon the Company and its affiliated dental practices obtaining and maintaining all necessary licenses, certifications and other approvals and operating in compliance with applicable health care regulations.

        Dental practices must meet federal, state and local regulatory standards in the areas of safety and health. Historically, those standards have not had any material adverse effect on the operations of the dental practices managed by the Company. Based on its familiarity with the operations of the dental practices managed by the Company, management believes that it, and the practices it manages, are in compliance in all material respects with all applicable federal, state and local laws and regulations relating to safety and health.

MEDICARE AND MEDICAID FRAUD AND ABUSE

        Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person for services, (ii) the furnishing or arranging for the furnishing of items or services or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service, in each case, reimbursable under Medicare or Medicaid. Because dental services are covered under various government programs, including Medicare, Medicaid or other federal and state programs, the law applies to dentists and the provision of dental services. Pursuant to this anti-kickback law, the federal government announced a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse related to Medicare and Medicaid costs. Many states have similar anti-kickback laws, and in many cases these laws apply to all types of patients, not just Medicare and Medicaid beneficiaries. The applicability of these federal and state laws to many business transactions in the health care industry, including the Company's operations, has not yet been subject to judicial interpretation.

        Significant prohibitions against physician self-referrals, including those by dentists, for services covered by Medicare and Medicaid programs were enacted, subject to certain exceptions, by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician and dentist self-referral legislation known as "Stark I" (which applied only to clinical laboratory referrals) by dramatically enlarging the list of services and investment interests to which the referral prohibitions apply. Effective January 1, 1995 and subject to certain exceptions, Stark II prohibits a physician or dentist or a member of his immediate family from referring Medicare or Medicaid patients to any entity providing "designated health services" in which the physician or dentist has an ownership or investment interest, or with which the physician or dentist has entered into a compensation arrangement, including the physician's or dentist's own group practice unless such practice satisfies the "group practice" exception. The designated health services include the provision of clinical laboratory services, radiology and other diagnostic services (including ultrasound services), radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, certain equipment and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. A number of states also have laws that prohibit referrals for certain services such as x-rays by dentists if the dentist has certain enumerated financial relationships with the entity receiving the referral, unless an exception applies.

        Noncompliance with, or violation of, the federal anti-kickback legislation or Stark II can result in exclusion from Medicare and Medicaid as well as civil and criminal penalties. Similar penalties are provided for violation of state anti-kickback and self-referral laws. To the extent that the Company or any affiliated dental practice is deemed to be subject to these federal or similar state laws, the Company believes its intended activities will comply in all material respects with such statutes and regulations.

STATE LEGISLATION

        In addition to the anti-kickback laws and anti-referral laws noted above, the laws of many states prohibit dentists from splitting fees with non-dentists and prohibit non-dental entities such as the Company from engaging in the practice of dentistry and from employing dentists to practice dentistry. The specific restrictions against the corporate practice of dentistry, as well as the interpretation of those restrictions by state regulatory authorities, vary from state to state. However, the restrictions are generally designed to prohibit a non-dental entity from controlling the professional assets of a dental practice (such as patient records and payor contracts), employing dentists to practice dentistry (or, in certain states, employing dental hygienists or dental assistants), controlling the content of a dentist's advertising or professional practice or sharing professional fees. The laws of many states also prohibit dental practitioners from paying any portion of fees received for dental services in consideration for the referral of a patient. In addition, many states impose limits on the tasks that may be delegated by dentists to dental assistants.

        State dental boards do not generally interpret these prohibitions as preventing a non-dental entity from owning non-professional assets used by a dentist in a dental practice or providing management services to a dentist provided that the following conditions are met: a licensed dentist has complete control and custody over the professional assets; the non-dental entity does not employ or control the dentists (or, in some states, dental hygienists or dental assistants); all dental services are provided by a licensed dentist; licensed dentists have control over the manner in which dental care is provided and all decisions affecting the provision of dental care. State laws generally require that the amount of a management fee be reflective of the fair market value of the services provided by the management company and certain states require that any management fee be a flat fee or cost-plus fee based on the cost of services performed by the Company. In general, the state dental practice acts do not address or provide any restrictions concerning the manner in which companies account for revenues from a dental practice subject to the above-noted restrictions relating to control over the professional activities of the dental practice, ownership of the professional assets of a dental practice and payments for management services.

        The Company does not control the practice of dentistry or employ dentists to practice dentistry. Moreover, in states in which it is prohibited the Company does not employ dental hygienists or dental assistants. The Company provides management services to its affiliated practices, and the management fees the Company charges for those services are consistent with the laws and regulations of the jurisdictions in which it operates.

        In addition, there are certain regulatory risks associated with the Company's role in negotiating and administering managed care and capitation contracts. The application of state insurance laws to reimbursement arrangements other than various types of fee-for-service arrangements is an unsettled area of law and is subject to interpretation by regulators with broad discretion. As the Company or its affiliated practices contract with third-party payors, including self-insured plans, for certain non-fee-for-service basis arrangements, the Company or the affiliated dental practices may become subject to state insurance laws. In the event that the Company or the affiliated practices are determined to be engaged in the business of insurance, these parties could be required either to seek licensure as an insurance company or to change the form of their relationships with third-party payors, and may become subject to regulatory enforcement actions. In such events, the Company's revenues may be adversely affected.

REGULATORY COMPLIANCE

        The Company regularly monitors developments in laws and regulations relating to dentistry. The Company may be required to modify its agreements, operations or marketing from time to time in response to changes in the business, statutory and regulatory environments. The Company plans to structure all of its agreements, operations and marketing in compliance with applicable law, although there can be no assurance that its arrangements will not be successfully challenged or that required changes may not have a material adverse effect on operations or profitability.

EMPLOYEES

        As of December 31, 1997, the Company and its affiliated dental practices employed approximately 625 administrative and dental office personnel on a full-time or part-time basis, and the affiliated dental practices employed approximately 100 general dentists and 25 specialists on a full-time or part-time basis. As a component of its acquisition strategy, the Company frequently enters into employment or consulting agreements for ongoing management and administrative services with the dentists from whom it acquires affiliated practices. The Company believes that its relations with its employees are good. The Company believes that it may need to hire additional personnel to accommodate the demands prompted by the provision of services to each of the affiliated practices under the management services agreements, as well as to pursue its growth strategies.

CORPORATE LIABILITY AND INSURANCE

        The provision of dental services entails an inherent risk of professional malpractice and other similar claims. Although the Company does not influence or control the practice of dentistry by dentists or have responsibility for compliance with certain regulatory and other requirements directly applicable to dentists and dental groups, the contractual relationship between the Company and the affiliated dental practices may subject the Company to some medical malpractice actions under various theories, including successor liability. There can be no assurance that claims, suits or complaints relating to services and products provided by managed practices will not be asserted against the Company in the future. The availability and cost of professional liability insurance has been affected by various factors, many of which are beyond the control of the Company. The cost of such insurance to the Company and its affiliated dental practices may have an adverse effect on the Company's operations.

        The Company requires each affiliated dental practice to maintain comprehensive general liability and professional liability coverage covering the practice and each dentist retained or employed by the affiliated dental practice, which normally provide for comprehensive general liability coverage of $1.0 million for each occurrence and $3.0 million annual aggregate, and professional liability coverage of not less than $1.0 million for each occurrence and $3.0 million annual aggregate.

        The Company maintains other insurance coverages including general liability, property, business interruption and workers' compensation, which management considers to be adequate for the size of the Company and the nature of its business.

ITEM 2.    PROPERTIES

        The Company leases approximately 12,000 square feet of space for executive, administrative, sales and marketing and operations offices in Houston, Texas. The Company's initial lease term expires May 2000, which may be extended at the Company's option for an additional 60 months.

        All of the Company's existing centers are leased. Two of the centers are owned by affiliates of the companies from whom the Company acquired affiliated dental practices. All such facilities leased by the Company are leased on a basis not less favorable to the Company than fair market value basis.

        The Company intends to lease centers or enter into build-to-suit arrangements with third parties for dental centers to be leased by the Company. Certain leases provide for fixed minimum rentals and provide for additional rental payments for common area maintenance, insurance and taxes. The leases carry varying terms expiring between 1998 and 2006 excluding options to renew.

        The majority of the centers are located in retail locations. The Company believes that its leased facilities are well maintained, in good condition and adequate for its current needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

ITEM 3.    LEGAL PROCEEDINGS


        In July and August 1997, a dentist from whom the Company acquired Horizon Dental Centers in August 1996 contacted the Company asserting that the Company misrepresented the value of the Common Stock issued to him as a part of the consideration for the acquisition and demanded the issuance of approximately 200,000 shares of Common Stock as additional consideration for the transaction. The Company believes that these asserted claims are without merit and has denied the demand for the issuance of additional shares of Common Stock. In the event, that litigation is initiated against the Company, the Company intends to defend itself vigorously.

        The Company and certain of its subsidiaries are parties to a number of legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company.

        The Company carries insurance with coverages and coverage limits that it believes to be customary in the dental industry. Although there can be no assurance that such insurance will be sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company's operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded in the over-the-counter market and quoted on the Nasdaq National Market under the symbol "CASL." The following table presents the quarterly high and low sale prices as reported by the Nasdaq National Market since the shares became publicly traded on September 12, 1997. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

 1997:                                                          HIGH        LOW
 -----                                                          ----        ---

Third Quarter (beginning September 12, 1997) ............      14.438      13.00
Fourth Quarter ..........................................      14.125       7.50


        As of March 26, 1998, there were 6,237,581 shares of the Company's Common Stock outstanding held by approximately 150 stockholders of record. The Company believes there are approximately 1,650 beneficial owners of the Common Stock.

        The Company has never paid a cash dividend on its Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company's credit facility (the "Credit Facility") permits the payment of dividends only to the extent the Company maintains a specified minimum net worth. The Company's net worth as of December 31, 1997 was approximately $31.1 million. Any future change in the Company's dividend policy will be made at the discretion of the Company's Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under credit agreements, as well as other factors the Board of Directors may deem relevant.

ITEM 6.    SELECTED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31,
                                             1993      1994       1995      1996       1997
                                             ----      ----       ----      ----       ----
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
 STATEMENT OF OPERATIONS DATA:
 Patient revenues of affiliated dental
  practices (1) .......................    15,053     17,083     18,257   $ 29,601   $ 46,225
Amounts retained by affiliated dental
  practices (1) .......................      --         --         --        9,981     14,813
                                         --------   --------   --------   --------   --------

Net revenues (1) ......................    15,053     17,083     18,257     19,620     31,412

Expenses:
   Dentists' salaries (1) .............     2,684      2,853      3,345       --         --
   Clinical salaries ..................     1,529      1,811      1,879      4,233      6,760
   Dental supplies and laboratory fees      1,565      1,907      2,185      3,120      4,335
   Rental and lease expense ...........       504        681        836      1,592      2,590
   Advertising and marketing ..........       729      1,062        959      1,522      2,033
   Depreciation and amortization ......       245        309        336      1,088      2,132
   Other operating expenses ...........     1,871      2,205      2,260      2,913      4,314
   General and administrative (2) .....     4,947      5,319      9,109      4,292      5,929
                                         --------   --------   --------   --------   --------

     Total expenses ...................    14,074     16,147     20,909     18,760     28,093
                                         --------   --------   --------   --------   --------

Operating income (loss) ...............       979        936     (2,652)       860      3,319
Interest expense ......................       130        112         87      2,596      2,792
Other income (3) ......................      --         --         --          (89)       (84)
                                         --------   --------   --------   --------   --------

Income (loss) before income taxes and
   extraordinary loss .................       849        824     (2,739)    (1,647)       611
Provision (benefit) for income taxes(4)        40         43       (325)      (561)       200
                                         --------   --------   --------   --------   --------

Income (loss) before extraordinary loss       809        781     (2,414)    (1,086)       411
Extraordinary loss ....................      --         --         --         --       (3,195)
                                         --------   --------   --------   --------   --------

Net income (loss) (4) .................       809        781     (2,414)    (1,086)    (2,784)
Preferred stock dividends (5) .........      --         --         --         --       (1,930)
                                         --------   --------   --------   --------   --------
Net income (loss) attributable to
  common stock ........................  $    809   $    781   $ (2,414)  $ (1,086)  $ (4,714)
                                         ========   ========   ========   ========   ========

Income (loss) per common share:
   Basic and diluted:
     Income (loss) before extraordinary
       loss ...........................                                   $  (0.34)  $   0.10
     Extraordinary loss ...............                                                 (0.78)
                                                                          --------   --------
     Net loss..........................                                   $  (0.34)  $  (0.68)
                                                                          ========   ========

Weighted average number of common and common
   equivalent shares outstanding
     Basic ............................                                      3,191      4,100
                                                                          ========   ========
     Diluted ..........................                                      3,191      4,132
                                                                          ========   ========

                                                   YEAR ENDED DECEMBER 31,
                                        1993    1994     1995       1996       1997
                                        ----    ----     ----       ----       ----
                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ..........  $   34  $   22  $  6,439   $    119   $ 2,908
Working capital ....................     773   1,212     6,208     (3,244)    3,917
Total assets .......................   4,130   4,711    12,677     29,098    44,513
Long-term liabilities, less current
  portion ..........................     496     162     9,462     20,529     3,659
Redeemable preferred stock .........    --      --       2,928      2,928     1,550
Total stockholders' equity (deficit)   1,796   2,577    (5,743)    (3,509)   31,113

(1) In periods prior to 1996, the Company operated as a dental service company and reported all of its revenues as patient revenues. Effective December 31, 1995, as part of a reorganization and recapitalization plan (the "Reorganization"), the Company provides practice management services to the affiliated dental practices, and, as a result, its net revenues beginning January 1, 1996 consist of amounts earned by the Company under the terms of its management services agreements with affiliated dental practices, which equal patient revenues less amounts retained by affiliated dental practices. Amounts retained by affiliated dental practices consist primarily of compensation paid to dental professionals, which were classified as expenses of the Company prior to the Reorganization.

(2) In 1995, the Company expensed $2.6 million of deferred compensation in connection with the Reorganization.

(3)     Represents primarily gain or loss on sale of assets and interest income.

(4) Prior to the Reorganization, significant operations of the Company were conducted through a subchapter S corporation and accordingly were not subject to federal and state income taxes. If all of the Company's operations had been subject to income taxes, net income (loss) would have been $546,000, $515,000 and ($1.7 million) for the years ended December 31, 1993, 1994 and 1995, respectively. Subsequent to December 31, 1995, the Company's operations are subject to income taxes and such taxes have been reflected in the historical consolidated statement of operations data for the year ended December 31, 1996 and 1997.

(5) The Company recorded a $1,930,000 non-cash dividend to accrete the Series A Convertible Preferred Stock and the Series C Convertible Preferred Stock to their estimated fair value.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida and Tennessee. In January 1998, the Company signed a definitive agreement to acquire 80% of a dental practice management company in Los Angeles, California. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At December 31, 1997, the Company managed 42 dental centers with 125 affiliated dentists, orthodontists and specialists.

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

        Certain of the affiliated dental practices derive a significant portion of their revenues from managed care contracts, preferred provider arrangements and other negotiated price agreements. While the laws of some states permit the Company to participate in the negotiations by affiliated dental practices of managed care contracts, preferred provider arrangements and other negotiated price agreements, the affiliated dental practices are the contracting parties for all such relationships, and the Company is dependent on its affiliated dental practices for the success of such relationships.

COMPONENTS OF REVENUES AND EXPENSES

        Patient revenues from affiliated dental practices represent amounts billed by the affiliated dental practices to patients and third-party payors for dental services rendered. Such amounts also include monthly capitation payments received from third-party payors pursuant to managed care contracts. Amounts retained by group dental practices include compensation paid to dentists, hygienists and other dental care personnel employed by the affiliated dental practices, as well as other costs directly incurred by the affiliated practices such as employment taxes, personnel benefits and insurance costs. Net revenues represent amounts earned by the Company under the terms of its management services agreements with the affiliated dental practices, which generally equal patient revenues less amounts retained by the affiliated practices. The Company's net revenues, therefore, are dependent upon patient revenues realized by the affiliated practices as well as compensation and other expenses of the affiliated practices.

        Under the terms of the typical management services agreement with an affiliated dental practice, the Company becomes the exclusive manager and administrator of all non-dental services relating to the operation of the practice. The obligations of the Company include assuming responsibility for the operating expenses incurred in connection with managing the dental centers. These expenses include salaries, wages and related costs of non-dental personnel, dental supplies and laboratory fees, rental and lease expenses, advertising and marketing costs, management information systems, and other operating expenses incurred at the dental centers. In addition to these expenses, the Company incurs general and administrative expenses related to the billing and collection of accounts receivable, financial management and control of the dental operations, insurance, training and development, and other general corporate expenditures. As compensation for its services under the typical management services agreement and subject to applicable law, the Company is paid a management fee comprised of three components: (i) the costs incurred by it on behalf of the affiliated practice; (ii) a base management fee in an amount ranging from 12.5% to 15.0% of adjusted gross revenues; and (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii).

RESULTS OF OPERATIONS

The following table sets forth the percentages of patient revenues represented by certain items reflected in the Company's Statements of Operations. The information that follows represents historical results of the Company and does not include pre-acquisition results of the dental practices that the Company has acquired. The Company acquired 1st Dental Care of Clearwater, Florida in May 1996, Mid-South Dental of Nashville, Tennessee in May 1996, Horizon Dental Centers of Ft. Worth and Austin, Texas in August 1996 and Southwest Dental Associates of Austin, Texas in September 1997, and two individual practices located in Ft.Worth, Texas and Nashville, Tennessee in December 1997.

                                                            YEAR ENDED DECEMBER 31,
                                                           1995      1996      1997
                                                          -----     -----       ----
Patient revenues of affiliated dental practices ........  100.0 %    100.0%   100.0 %
Amounts retained by affiliated dental practices ........    --        33.7     32.0
                                                          ------    ------   ------

Net revenues ...........................................   100.0      66.3      68.0

Expenses:

   Dentists' salaries ..................................    18.3        --       --
   Clinical salaries ...................................    10.3      14.3      14.6
   Dental supplies and laboratory fees .................    12.0      10.5       9.4
   Rental and lease expense ............................     4.6       5.4       5.6
   Advertising and marketing ...........................     5.3       5.1       4.4
   Depreciation and amortization .......................     1.8       3.7       4.6
   Other operating expenses ............................    12.4       9.8       9.3
   General and administrative ..........................    49.9      14.6      12.8
                                                           ------    ------   ------

     Total expenses ....................................   114.6      63.4      60.7
                                                           ------    ------   ------

Operating income (loss) ................................   (14.6)      2.9       7.3
Interest expense .......................................     0.5       8.8       6.0
Other income ...........................................     --       (0.3)     (0.2)
                                                           ------    ------   ------

Income (loss) before income taxes and extraordinary item   (15.1)     (5.6)      1.5
Provision (benefit) for income taxes ...................    (1.8)     (1.9)      0.4
                                                           ------    ------   ------

Income (loss) before extraordinary item ................   (13.3)     (3.7)      1.1
Extraordinary item .....................................     --        --       (6.9)
                                                           ------    ------   ------

Net loss......... ......................................   (13.3)     (3.7)     (5.8)
Preferred stock dividends ..............................     --        --       (4.2)
                                                           ------    ------   ------

Net loss attributable to common stock ..................   (13.3)%    (3.7)%   (10.0)%
                                                           ======    ======   ======


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

        PATIENT REVENUES OF AFFILIATED DENTAL PRACTICES - Patient revenues of affiliated dental practices increased from $29.6 million for the year ended December 31, 1996 to $46.2 million for the year ended December 31, 1997, an increase of $16.6 million or 56%. Approximately $12.6 million of the increase was attributable to the acquisitions of 1st Dental Care in Clearwater, Florida, Mid-South Dental Centers in Nashville, Tennessee, and Horizon Dental Centers in Ft. Worth and Austin, Texas, completed during 1996, and SW Dental Associates in Austin, Texas, completed in September 1997. Patient revenues in Houston increased from $18.6 million in 1996 to $20.5 million in 1997, primarily the result of the opening of three new dental centers in Houston during 1997.

        AMOUNTS RETAINED BY AFFILIATED DENTAL PRACTICES - Amounts retained by affiliated dental practices primarily consist of compensation paid to dentists, orthodontists, hygienists and other dental care personnel employed by the affiliated dental practice. For the year ended December 31, 1997, amounts retained by affiliated dental practices were $14.8 million, an increase of $4.8 million, or 48.4% from the prior year, primarily resulting from the Completed Acquisitions. Expressed as a percentage of patient revenues, amounts retained by dental practices decreased from 33.7% in 1996 to 32.0% in 1997, primarily resulting from improved productivity of the Company's dentists and dental staffs.

        NET REVENUES - For the year ended December 31, 1997, net revenues were $31.4 million, an increase of $11.8 million or 60.1%. The Completed Acquisitions accounted for $8.2 million of the increase in net revenues. Expressed as a percentage of patient revenues, net revenues increased from 66.3% in 1996 to 68.0% in 1997, primarily as a result of the percentage reduction in amounts retained by dental practices.

        CLINICAL SALARIES - Clinical salaries increased from $4.2 million for the year ended December 31, 1996 to $6.8 million for the year ended December 31, 1997, an increase of $2.6 million or 59.7%. The Completed Acquisitions accounted for the increase in clinic employee salaries. Expressed as a percentage of patient revenues, clinical salaries increased from 14.3% to 14.6% for the years ended December 31, 1996 and 1997, respectively.

        DENTAL SUPPLIES AND LABORATORY FEES - Dental supplies and laboratory fees increased from $3.1 million for the year ended December 31, 1996 to $4.3 million for the year ended December 31, 1997, an increase of $1.2 million or 39.0%. This increase resulted primarily from the Completed Acquisitions, which incurred $1.2 million in dental supplies and laboratory expenses. Expressed as a percentage of patient revenues, dental supplies and laboratory fees decreased from 10.5% in 1996 to 9.4% in 1997, primarily resulting from the centralization of the Company's purchasing function and the institution of national supply agreements with certain vendors of dental supplies and laboratory work.

        RENT AND LEASE EXPENSE - Rent and lease expense increased from $1.6 million for the year ended December 31, 1996 to $2.6 million for the year ended December 31, 1997, an increase of $1.0 million or 62.7%. Rental expense from the acquisitions in Florida, Tennessee and Texas accounted for $765,000 of the increase with the balance resulting from the opening of four new dental centers in Houston in 1996 and 1997. Expressed as a percentage of patient revenues, rental and lease expense increased from 5.4% in 1996 to 5.6% in 1997.

        ADVERTISING AND MARKETING - Advertising and marketing expense increased from $1.5 million for the year ended December 31, 1996 to $2.0 million for the year ended December 31, 1997, an increase of 33.6%. The Completed Acquisitions accounted for all of the increase. Expressed as a percentage of patient revenues, however, advertising and marketing costs decreased from 5.1% in 1996 to 4.4% in 1997 as the Completed Acquisitions generally had lower advertising and marketing costs than the Company's operations in Houston. The Company plans to increase advertising and marketing costs in the acquired markets on a selective basis.

        DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased from $1.1 million for the year ended December 31, 1996 to $2.1 million for the year ended December 31, 1997, an increase of $1.0 million or 96.0%, primarily resulting from higher depreciation and amortization of goodwill related to the Completed Acquisitions. As a percentage of patient revenues, depreciation and amortization increased from 3.7% to 4.6% for the years ended December 31, 1996 and 1997, respectively.

        OTHER OPERATING EXPENSES - Other operating expenses increased from $2.9 million for the year ended December 31, 1996 to $4.3 million for the year ended December 31, 1997, an increase of approximately $1.4 million or 48.1%. Other operating expenses include certain expenses related to the operation of the Company's dental centers and bad debt expense incurred in the financing of patient receivables at the affiliated dental practices. The increase from 1996 to 1997 resulted from the Completed Acquisitions and the new dental centers opened in Houston during 1997. Expressed as a percentage of revenues, however, other operating expenses decreased from 9.8% to 9.3%, for the years ended December 31, 1996 and 1997, respectively.

        GENERAL & ADMINISTRATIVE EXPENSE - General and administrative expenses increased from $4.3 million for the year ended December 31, 1996 to $5.9 million for the year ended December 31, 1997, an increase of $1.6 million or 38.2%. The increase resulted from the addition of general and administrative expenses of the Completed Acquisitions and increased personnel and general corporate expenses at the Company's headquarters in Houston. Expressed as a percentage of patient revenues, general and administrative expense, however, decreased from 14.6% to 12.8% for years ended December 31, 1996 and 1997, respectively, due to relatively higher percentage increase in the Company's patient revenues.

        INTEREST EXPENSE - Interest expense increased from $2.6 million for the year ended December 31, 1996 to $2.8 million for the year ended December 31, 1997, as a result of higher average borrowing levels and increased interest rates in 1997. In September and October 1997, the Company repaid approximately $23.9 million of its outstanding debt with the net proceeds of the initial public offering of the Company's common stock.

        INCOME TAXES - For the year ended December 31, 1997, the Company recorded a provision for income taxes of $200,000 resulting from income before income taxes and extraordinary loss of $611,000. For the year ended December 31, 1996, the Company recorded a benefit for income taxes of $561,000 resulting from the loss before income taxes of $1.6 million. The Company's average tax rate for 1997 was 30.3% as it realized some benefit from its net operating loss carryforwards. At December 31, 1997, the Company had net operating loss carryforwards available to reduce future taxable income of approximately $6.0 million expiring in 2017.

        EXTRAORDINARY LOSS - During 1997, the Company recorded an extraordinary loss of $3.2 million, net of income tax benefit of $490,000, to record the write off of deferred loan costs and unamortized discounts associated with early retirement of the Company's 12% Senior Subordinated Notes in the aggregate amount of $10.4 million, including accrued interest. The Senior Subordinated Notes had been issued in December 1995 and in June 1997 in original principal amounts of $7.5 million and $2.0 million, respectively, and were retired utilizing a portion of the proceeds of the Company's initial public offering.

        PREFERRED STOCK DIVIDENDS - Coincident with the completion of the initial public offering in September 1997, the holders of the Company's Series A and Series C Preferred Stock converted such shares into an aggregate of 948,243 shares of Company Common Stock. As a result, the Company recorded $1.9 million in non-cash dividends in the third quarter 1997, representing the accretion of the difference between the recorded value of the Preferred Stock and its redemption value.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

        PATIENT REVENUES OF AFFILIATED DENTAL PRACTICES -- Patient revenues of affiliated dental practices increased from $18.3 million for the year ended December 31, 1995 to $29.6 million for the year ended December 31, 1996, an increase of $11.3 million or 62.1%. Approximately $11.0 million of the increase was attributable to the Completed Acquisitions. Patient revenues in Houston increased from $18.3 million in 1995 to $18.6 million in 1996, primarily the result of the opening of the Company's ninth dental center in Houston in April 1996.

        AMOUNTS RETAINED BY AFFILIATED DENTAL PRACTICES -- For the year ended December 31, 1996, amounts retained by affiliated dental practices were $10.0 million, or 33.7% of patient revenues. For the year ended December 31, 1995, compensation paid to dental professionals was classified as dentist salaries and clinical salaries. The Company estimates that amounts retained by the affiliated dental practice in 1995, calculated on a basis comparable to 1996, was $5.2 million, or 28.6% of patient revenues. The percentage increase from 1995 to 1996 resulted from the relatively higher percentage of dentist and clinical salaries from the Completed Acquisitions.

        NET REVENUES -- Net revenues of $19.6 million for the year ended December 31, 1996 represent management fees earned by the Company in accordance with management services agreements with the affiliated practices. In periods prior to 1996, the Company's predecessor companies, Family Dental and

Jack H. Castle D.D.S., Inc, operated as a combined entity, and did not distinguish between patient revenues and net revenues.

        DENTISTS' SALARIES -- Compensation paid to dentists for the year ended December 31, 1995 was $3.3 million, or 18.3% of patient revenues. Dentist salaries in 1996, which are included in amounts retained by affiliated dental practices, were $5.9 million, or 20% of patient revenues. Dentist salaries from the 25 dental centers of the Completed Acquisitions accounted for $2.4 million of the increase. The addition of one DE NOVO dental center and higher compensation paid to dentists in Houston accounted for the balance of the increase.

        CLINICAL SALARIES -- Clinical salaries increased from $1.9 million for the year ended December 31, 1995 to $4.2 million for the year ended December 31, 1996, an increase of $2.4 million or 125.3%. The Completed Acquisitions accounted for the increase in clinic employee salaries. Expressed as a percentage of patient revenues, clinical salaries increased from 10.3% to 14.3% for the years ended December 31, 1995 and 1996, respectively, as the Completed Acquisitions had relatively higher percentage clinical salaries costs than the Houston operations.

        DENTAL SUPPLIES AND LABORATORY FEES -- Dental supplies and laboratory fees increased from $2.2 million for the year ended December 31, 1995 to $3.1 million for the year ended December 31, 1996, an increase of $935,000 or 42.8%. This increase resulted primarily from the Completed Acquisitions, which incurred $1.1 million in dental supplies and laboratory expenses. Expressed as a percentage of patient revenues, dental supplies and laboratory fees decreased from 12.0% in 1995 to 10.5% in 1996.

        RENTAL AND LEASE EXPENSE -- Rental and lease expense increased from $836,000 for the year ended December 31, 1995 to $1.6 million for the year ended December 31, 1996, an increase of 90.4%. Rental expense from the Completed Acquisitions accounted for nearly all of the increase. Expressed as a percentage of patient revenues, rental and lease expense increased from 4.6% in 1995 to 5.4% in 1996, as the Completed Acquisitions had relatively higher percentage rental and lease expense than the Houston operation.

        ADVERTISING AND MARKETING -- Advertising and marketing expense increased from $1.0 million for the year ended December 31, 1995 to $1.5 million for the year ended December 31, 1996, an increase of 58.7%. The Completed Acquisitions accounted for $420,000 of the increase. Higher expenditures for television advertising and direct mail campaigns conducted in conjunction with the opening of two new dental centers in Houston resulted in increased advertising and marketing costs of approximately $150,000 in Houston. Expressed as a percentage of patient revenues, however, advertising and marketing costs decreased from 5.3% in 1995 to 5.1% in 1996.

        DEPRECIATION AND AMORTIZATION -- Depreciation and amortization increased from $336,000 for the year ended December 31, 1995 to $1.1 million for the year ended December 31, 1996, an increase of approximately $752,000, primarily resulting from the Completed Acquisitions and amortization of deferred loan costs incurred in connection with the Reorganization in December 1995. Amortization of intangibles incurred in the period following the completion of the acquisitions was $231,000 in 1996. As a percentage of patient revenues, depreciation and amortization increased from 1.8% to 3.7% for the years ended December 31, 1995 and 1996, respectively.

        OTHER OPERATING EXPENSES -- Other operating expenses increased from $2.3 million for the year ended December 31, 1995 to $2.9 million for the year ended December 31, 1996, an increase of $653,000 or 28.9%. Other operating expenses include certain expenses related to the operation of the Company's dental centers and bad debt expense incurred in the financing of patient receivables at the affiliated dental practices. The Completed Acquisitions accounted for all of the increase in other operating expenses from 1995 to 1996. Expressed as a percentage of patient revenues, other operating expenses decreased from 12.4% to 9.8% for the years ended December 31, 1995 and 1996, respectively, primarily due to the lower percentage of bad debt expense of the Completed Acquisitions as compared to the Houston dental centers.

        GENERAL AND ADMINISTRATIVE -- General and administrative expense decreased from $9.1 million for the year ended December 31, 1995 to $4.3 million for the year ended December 31, 1996, a decrease of $4.8 million or 52.9%. Compensation paid to the Company's owners was $5.3 million in 1995 including $2.6 million in accrued deferred compensation payable to a shareholder. Compensation to stockholders declined to $592,000 in 1996. This reduction was partially offset by general and administrative expense of $1.2 million from the Completed Acquisitions. In addition, the Company incurred approximately $400,000 in 1996 related to potential acquisitions that were not completed and approximately $200,000 in personnel severance costs. Expressed as a percentage of patient revenues, general and administrative expense decreased from 49.9% to 14.4% for years ended December 31, 1995 and 1996, respectively.

        INTEREST EXPENSE -- Interest expense increased from $87,000 for the year ended December 31, 1995 to $2.6 million for the year ended December 31, 1996. In the period from December 1995 through August 1996, the Company borrowed approximately $25.0 million in order to fund the Reorganization and the acquisition of affiliated dental practices in Florida, Tennessee and Texas, resulting in $2.1 million in higher interest costs in 1996. In addition, the amortization of the discount on the Senior Subordinated Notes was $522,000 for the year ended December 31, 1996.

        INCOME TAXES -- Prior to 1996, the Company did not accrue significant corporate income taxes because a major portion of the Company's operations were conducted through a Subchapter S corporation. Subsequent to the Reorganization in December 1995, all of the Company's operations became subject to corporate income taxes. For the year ended December 31, 1996 the Company recorded a benefit for income taxes of $561,000, related to the loss before taxes of $1.6 million for the year. At December 31, 1996, the Company had net tax loss carryforwards of $2.1 million, which may be used in future periods to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

        Since 1996, the Company has relied on cash flow from operations and third party borrowings to finance its operations, and on a combination of third party borrowings, the issuance of Company common stock and seller notes payable, and the assumption of certain debt and lease obligations to finance its acquisitions.

        At December 31, 1997, the Company had net working capital of $3.9 million, representing an increase of $7.2 million from the net working capital deficit of $3.2 million at December 31, 1996. Current assets consisted of cash of $2.9 million, billed and unbilled accounts receivable of $8.4 million and other current assets of $838,000. These were partially offset by current liabilities of $8.2 million at December 31, 1997, consisting primarily of $2.6 million in current maturities of long-term debt, $4.9 million in accounts payable and accrued liabilities, $658,000 in accrued deferred compensation payments.

        For the year ended December 31, 1997, net cash used in operating activities was approximately $502,000. Cash used in investing activities in 1997 totaled approximately $6.5 million. Cash provided by financing activities amounted to approximately $9.8 million. Significant components of cash used in operations included net income before extraordinary item and other non-cash adjustments of $5.3 million offset by increased patient and unbilled patient receivables of $4.7 million and decreased liabilities of $385,000. These changes resulted primarily from the addition of new dental centers, increased orthodontic revenues and a reduction in accounts payable. Significant components of cash used in investing activities included $5.0 million to complete the acquisition of SW Dental Associates located in Austin, Texas and $1.5 million in capital expenditures used primarily to develop three de novo dental centers in Houston, Texas and to upgrade the Company's practice management software. Significant components of cash provided by financing activities included net proceeds of $33.7 million from the initial public offering of the Company's common stock in September 1997 and $2.0 million in additional subordinated debt partially offset by debt reductions totaling $24.4 million. Significant debt reductions included $10.4 million in Senior Subordinated Debt, $9.1 million due under the Company's bank credit facility and $4.4 million in subordinated seller notes. In connection with the repayment of $10.4 million of 12% Senior Subordinated Notes, the Company recognized a $3.2 million extraordinary loss, net of income tax benefit, associated with the early retirement of such debt.

        For the year ended December 31, 1996 cash provided by operations was $446,000. Cash used in investing activities in 1996 was $11.6 million, consisting primarily of $10.3 million to acquire three group dental practices in Florida, Tennessee and Texas, and of capital expenditures of $730,000 to develop two de novo dental centers in Houston. Cash provided by financing activities was $4.8 million for the year ended December 31, 1996 and consisted of bank borrowings of $7.3 million, offset by debt repayments of $1.5 million and prepaid offering and debt issuance costs of $908,000.

        During 1996, the Company financed its acquisitions, capital expenditures and working capital requirements through a combination of borrowings under its bank credit facility, the sale of senior subordinated notes, the issuance of common stock and subordinated seller notes, and the assumption of certain debt and lease obligations of the acquired dental practices. In the aggregate, the total consideration for acquisitions made in 1996 consisted of $9.3 million in cash, $894,000 of assumed debt and capital lease obligations, $4.5 million in subordinated seller notes and 331,996 shares of Company common stock. During 1997, the Company acquired two dental practices in Texas and one in Tennessee for total consideration of $10.2 million, consisting of $5.5 million in cash, $138,000 of assumed debt and capital lease obligations, 119,231 shares of Series B Convertible Preferred Stock, $1.4 million in seller notes, and 165,000 shares of Company common stock. The Company paid the $1.5 million seller note on January 5, 1998, utilizing proceeds from borrowings under its bank credit facility.

        On September 17, 1997, the Company received approximately $30.3 million in net proceeds from the initial public offering of 2,500,000 shares of Company Common Stock at $13.00 per share. In October 1997, the underwriter's exercised the overallotment option and the Company received an additional $3.4 million in net proceeds from the issuance of 284,000 shares of Company Common Stock at $13.00 per share.

        The Company's principal sources of liquidity as of December 31, 1997 consisted of cash and cash equivalents, net accounts receivable and borrowing availability under the Company's bank credit facility. In November 1997, the Company entered into a new Credit Agreement with its existing bank and refinanced the outstanding balance due under the previous bank credit facility. The Credit Agreement initially provided for borrowings up to $25.0 million and matures November 2002. The principal balance of $3.0 million under the bank credit facility at November 7, 1997 is payable in 16 quarterly payments beginning in March 1998. Future advances under the bank credit facility require quarterly interest payments through November 1999 when principal becomes payable based on a five-year amortization and a final payment at maturity. Borrowings under the bank credit facility may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before taxes, depreciation and amortization ("EBITDA"), as adjusted. The bank credit facility bears interest at variable rates, which are based upon either the bank's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to the EBITDA, each as defined in the bank credit facility. A commitment fee is payable quarterly at rates ranging from
0.125 percent to 0.5 percent of the unused amounts for such quarter. The bank credit facility contains affirmative and negative covenants that require that Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. At December 31, 1997, $3.0 million was outstanding under the bank credit facility. In January 1998, the Company borrowed $1.5 million under the bank credit facility that was used to repay certain short-term notes payable. In February 1998, the Company and the Bank amended the bank credit facility and increased the available borrowing to $42.5 million.

        In March 1998, the Company entered into definitive agreements to acquire two dental practice management companies located in Houston, Texas and Los Angeles, California. The acquisitions consist of a combination of cash, notes, common stock and assumed indebtedness, totaling approximately $22.5 million. The Company currently expects to acquire additional dental practice management companies and dental practices in 1998. The Company anticipates that the consideration for future acquisitions will consist of a combination of cash, borrowings under the Company's bank credit facility, the issuance of Company common stock and the assumption of existing indebtedness of the acquired business. The Company anticipates making ongoing capital expenditures of approximately $3.0 million in 1998, primarily to develop new dental centers in its existing markets.

        Management believes that cash flow from operations and borrowings available under the bank credit facility should be sufficient to meet its anticipated capital expenditures and other operating requirements and to fund anticipated acquisitions for the next 12 months. However, because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, the Company's financial performance and other factors, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures or to fund future acquisitions. Additional debt and equity financing may be required in connection with future acquisitions. The availability of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

YEAR 2000

        The year 2000 issue is the result of computer programs using two digits to define the applicable year rather than four. Any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. A computer system which is not year 2000 compliant would not be able to correctly process certain data, or, in extreme situations, system failure could result.

        As part of the Company's continuing program to update its information systems in anticipation of future growth, the Company has recently completed the purchase and installation of year 2000 compliant software for its operations. The Company is also currently evaluating software systems for its operations and expects to have year 2000 compliant software in place by the end of 1998. Accordingly, the Company does not expect the year 2000 issue to have a material effect on its financial position, results of operations or cash flows.

INFLATION

        Inflation has not had a significant impact on the results of operations of the Company during the last three years.

RECENTLY ISSUED PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 131 establishes standards for the way that public enterprises report segment information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. These statements are both effective for fiscal years beginning after December 15, 1997. The Company does not believe implementation of SFAS 130 and 131 will have a material effect on its financial position, results of operation or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The financial statements required by this Item 8 are incorporated under Item 14 in Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "-Election of Directors - Directors and Nominees for Director," "-Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 1997.

ITEM 11.   EXECUTIVE COMPENSATION

        The information required by this item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors - Director Compensation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1997.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Voting Securities and Principal Stockholders" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1997.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In September 1997, Mr. G. Daniel Siewert, the Company's President and Chief Operating Officer, received a $130,000 loan from the Company in connection with his employment agreement. The loan does not bear interest.

        Mr. Kahle, a director of the Company, is a Managing Director of The GulfStar Group, Inc., which has provided investment banking and advisory services to the Company. In 1995, the Company paid $540,000 in investment banking fees to The GulfStar Group, and issued the GulfStar Warrant for 56,579 shares of Common Stock to GulfStar Investments, Ltd. The Company has paid The GulfStar Group, Inc. for investment banking and financial advisory services provided to the Company in an amount equal to one percent of the total consideration for each of the Company's acquisitions which has been consummated. The GulfStar Group received approximately $195,000 in investment banking and financial advisory fees from the Company in 1996. The directors of the Company other than Mr. Kahle approve the payments made to The GulfStar Group, Inc. by the Company.

        Mr. Cresci, a director of the Company, is a Managing Director of Pecks Management Partners Ltd., the investment advisor to the Pecks Investors, which held in the aggregate 1,244,737 shares of Series A Convertible Preferred Stock and 485,382 shares of Series C Convertible Preferred Stock and the Senior Subordinated Notes. Upon completion of the Company's initial public offering in September 1997, the Series A and Series C Convertible Preferred Stock was converted into 948,243 shares of Common Stock. Pursuant to the provisions of the Securities Purchase Agreement, for so long as certain ownership thresholds with respect to the Common Stock are maintained, these investors have the contractual right to nominate one member of the Company's Board of Directors. See "Management -- Directors and Executive Officers."

        In December 1995, the Company acquired all of the stock of Jack H. Castle, D.D.S., Inc., a professional corporation of which Dr. Castle, a director of the Company, was the sole owner. In connection with that transaction, the Company paid Dr. Castle $6.0 million in cash and entered into a Deferred Compensation Agreement with Dr. Castle pursuant to which the Company has agreed to pay

Dr. Castle $2.6 million in 20 quarterly installments beginning March 1996. In connection with the purchase of the stock of Jack H. Castle, D.D.S., Inc., the Company also entered into a management services agreement with Jack H. Castle, D.D.S., P.C., a professional corporation of which Dr. Castle is the sole owner. Pursuant to the management services agreement, Dr. Castle receives an annual payment of $100,000 for services performed in connection therewith.

        The Company is party to a lease agreement with Goforth, Inc., a company owned by Jack H. Castle, Jr., the Company's Chairman and Chief Executive Officer. The lease agreement relates to the Castle Dental Center located at 2101 West Loop South in Houston, Texas, a 6,781 square foot free-standing building. The Company has agreed to pay Goforth, Inc. a minimum guaranteed rental of $12,000 per month through January 2001 and $13,200 per month from January 2001 through January 2006. The Company has also agreed to pay additional rent of approximately $1,600 per month for insurance, taxes and common area maintenance. The Company believes that this lease agreement is on terms no less favorable to the Company than could have been obtained with an independent third party.

        Pursuant to a Registration Rights Agreement dated as of December 18, 1995, as amended, the Pecks Investors, GulfStar Investments, Ltd. and the members of the Castle Family have been granted certain registration rights by the Company with respect to the shares of Common Stock owned by them or acquired on conversion of Series A Convertible Preferred Stock and Series C Convertible Preferred Stock and exercise of the GulfStar Warrant.

        Pursuant to the Securityholders Agreement, the Pecks Investors are entitled to certain rights with respect to their shares of capital stock.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)     1      FINANCIAL STATEMENTS

        The following financial statements and the Report of Independent Accountants are filed as a part of this report on the pages indicated:

                                                                            PAGE

Report of Independent Accountants .........................................  F-2
Balance Sheets as of December 31, 1996 and 1997 ...........................  F-3
Statements of Operations for the Years Ended
  December 31, 1995, 1996 and 1997 ........................................  F-4
Statements of Changes in Stockholders' Equity (Deficit) for the Years
  Ended December 31, 1995, 1996 and 1997 ..................................  F-5
Statements of Cash Flows for the Years Ended December 31, 1995,
  1996 and 1997 ...........................................................  F-6
Notes to Financial Statements .............................................  F-7

(a)     2      FINANCIAL STATEMENT SCHEDULES

        The following Financial Statement Schedule and the Report of Independent Accountants on Financial Statement Schedule are included in this report on the pages indicated:

                                                                            PAGE

Report of Independent Accountants on Financial Statement Schedule .........  S-1
Financial Statement Schedule

  II - Valuation and Qualifying Accounts ..................................  S-2


All other schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)     3      EXHIBITS

        The exhibits to this report have been included only with the copies of this report filed with the Commission. Copies of individual exhibits will be furnished to stockholders upon written request to the Company and payment of a reasonable fee.

(b)     REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on March 31, 1998.

                                                   CASTLE DENTAL CENTERS, INC.

                                                 By:  /s/ JACK H. CASTLE, JR.
                                                      --------------------------
                                                       Jack H. Castle, Jr.
                                                       Chairman of the Board and
                                                       Chief Executive Officer

                                POWER OF ATTORNEY

        We, the undersigned, directors and officers of Castle Dental Centers, Inc. (the "Company"), do hereby severally constitute and appoint Jack H. Castle, Jr. and John M. Slack and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                  TITLE                          DATE
             ---------                  -----                          ----

/s/  JACK H. CASTLE, JR.            Chairman of the Board, Chief  March 31, 1998
     Jack H. Castle, Jr             Executive Officer (Principal
                                    Executive Officer)

/s/  G. DANIEL SIEWERT              President, Chief Operating    March 31, 1998
     G. Daniel Siewert              Officer

/s/  JOHN M. SLACK                  Vice President - Chief        March 31, 1998
     John M. Slack                  Financial Officer (Principal
                                    Financial and Accounting Officer)

/s/  JACK H. CASTLE, D.D.S.         Director                      March 31, 1998
     Jack H. Castle, D.D.S.

/s/  G. KENT KAHLE                  Director                      March 31, 1998
     G. Kent Kahle

/s/  ROBERT J. CRESCI                     Director                March 31, 1998
     Robert J. Cresci

/s/  ELIZABETH A. TILNEY                  Director                March 31, 1998
     Elizabeth A. Tilney

/s/  EMMETT E. MOORE                      Director                March 31, 1998
     Emmett E. Moore

/s/  LOUIS A. WATERS                      Director                March 31, 1998
     Louis A. Waters

CASTLE DENTAL CENTERS, INC.
INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
AUDITED FINANCIAL STATEMENTS

        Report of Independent Accountants.                                 F-2

        Balance Sheets as of December 31, 1996 and 1997                    F-3

        Statements of Operations for the years ended
          December 31, 1995, 1996 and 1997                                 F-4

        Statements of Changes in Stockholders' Equity (Deficit)
          for the years ended December 31, 1995, 1996 and 1997             F-5

        Statements of Cash Flows for the years ended December
          31, 1995, 1996 and 1997                                          F-6

        Notes to Financial Statements                                      F-7

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Castle Dental Centers, Inc.:

We have audited the accompanying balance sheets of Castle Dental Centers, Inc. as of December 31, 1996 and 1997, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1997 and the related statement of operations, changes in stockholders' equity (deficit) and cash flows of its combined predecessor companies for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Castle Dental Centers, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the two years in the period ended December 31, 1997 and the results of operations and cash flows of its combined predecessor companies for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                        COOPERS & LYBRAND L.L.P.

Houston, Texas
February 26, 1998

CASTLE DENTAL CENTERS, INC.
BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                DECEMBER 31,
                                                                       ----------------------------
                                                                            1996           1997
                                                                       -------------  -------------
 ASSETS
 Current assets:
    Cash and cash equivalents                                          $        119   $      2,908
    Patient receivables, net of allowance for uncollectible
      accounts of $2,425 and $3,879 in 1996 and 1997, respectively            3,649          5,841
    Unbilled patient receivables, net of allowance for
      uncollectible accounts of $361 and $568 in 1996 and 1997,
      respectively                                                            1,637          2,521
    Prepaid expenses and other current assets                                   366            838
    Deferred income taxes                                                       135         -
                                                                       -------------  -------------

      Total current assets                                                    5,906         12,108
                                                                       -------------  -------------

 Property and equipment, net                                                  3,882          5,189
 Intangibles, net                                                            16,432         25,565
 Deferred income taxes                                                          600          1,125
 Other assets                                                                 2,278            526
                                                                       -------------  -------------
      Total assets                                                     $     29,098   $     44,513
                                                                       =============  =============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
    Revolving line of credit                                           $      1,200   $     -
    Current portion of long-term debt                                         2,371          2,598
    Accounts payable and accrued liabilities                                  4,790          4,935
    Deferred compensation payable, related party                                789            658
                                                                       -------------  -------------

      Total current liabilities                                               9,150          8,191
                                                                       -------------  -------------

 Long-term debt, net of current portion                                      13,616          2,607
 Long-term debt, related party                                                5,335         -
 Other long-term liabilities, related party                                   1,578          1,052

 Commitments and contingencies

 Preferred stock, $.001 par value, 5,000,000 shares authorized;
 1,244,737 shares Series A and 485,382 shares Series C issued and outstanding at December 31, 1996 and 119,231 shares
 Series B issued and outstanding at December 31, 1997                         2,928          1,550
 Stockholders' equity (deficit):
    Common stock,  $.001 par value,  30,000,000  shares  authorized,
      2,331,996 and 6,229,239 shares issued and outstanding in
      1996 and 1997, respectively                                                 2              6
    Additional paid-in capital                                                3,416         40,818
    Accumulated deficit                                                      (6,927)        (9,711)
                                                                       -------------  -------------

      Total stockholders' equity (deficit)                                   (3,509)        31,113
                                                                       -------------  -------------

      Total liabilities and stockholders' equity (deficit)             $     29,098   $     44,513
                                                                       =============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

CASTLE DENTAL CENTERS, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        COMBINED
                                                        PREDECESSOR
                                                        COMPANIES            CONSOLIDATED
                                                        -------------  ---------------------------
                                                        YEAR ENDED             YEAR ENDED
                                                        DECEMBER 31,           DECEMBER 31,
                                                                       ---------------------------
                                                            1995           1996           1997
                                                        -------------  -------------  ------------
 Patient revenues of affiliated dental practices        $     18,257   $     29,601   $    46,225
 Amounts retained by affiliated dental practices              -               9,981        14,813
                                                        -------------  -------------  ------------

    Net revenues                                              18,257         19,620        31,412
                                                        -------------  -------------  ------------

 Expenses:
    Dentist salaries                                           3,345         -             -
    Clinical salaries                                          1,879          4,233         6,760
    Dental supplies and laboratory fees                        2,185          3,120         4,335
    Rental and lease expense                                     836          1,592         2,590
    Advertising and marketing                                    959          1,522         2,033
    Depreciation and amortization                                336          1,088         2,132
    Other operating expenses                                   2,260          2,913         4,314
    General and administrative                                 3,825          3,700         5,575
    Compensation to stockholders                               5,284            592           354
                                                        -------------  -------------  ------------

      Total expenses                                          20,909         18,760        28,093
                                                        -------------  -------------  ------------

      Operating income (loss)                                 (2,652)           860         3,319

 Interest expense                                                 57          1,174         1,314
 Interest expense, related party                                  30          1,422         1,478
 Other income                                                 -                 (89)          (84)
                                                        -------------  -------------  ------------
 Income (loss) before income taxes and extraordinary
   loss                                                       (2,739)        (1,647)          611
 Provision (benefit) for income taxes                           (325)          (561)          200
                                                        -------------  -------------  ------------
 Income (loss) before extraordinary loss                      (2,414)        (1,086)          411
 Extraordinary loss, net of tax benefit of $490               -              -             (3,195)
                                                        -------------  -------------  ------------
 Net loss                                                     (2,414)        (1,086)       (2,784)
 Preferred stock accretion                                    -              -             (1,930)
                                                        -------------  -------------  ------------

 Loss attributable to common stock                      $     (2,414)  $     (1,086)  $    (4,714)
                                                        =============  =============  ============
 Income (loss) per common share:
    Basic and diluted:

      Income (loss) before extraordinary loss                          $     (0.34)   $      0.10
      Extraordinary loss                                                      -             (0.78)
                                                                       -------------  ------------
        Net loss                                                       $     (0.34)   $     (0.68)
                                                                       =============  ============

 Weighted average number of common and common equivalent shares outstanding

      Basic                                                                   3,191         4,100
                                                                       =============  ============
      Diluted                                                                 3,191         4,132
                                                                       =============  ============
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

CASTLE DENTAL CENTERS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                               ADDITIONAL            STOCKHOLDERS'
                                             COMMON STOCK        PAID-IN   ACCUMULATED   EQUITY
                                         ---------------------
                                           SHARES      AMOUNT    CAPITAL     DEFICIT    (DEFICIT)
                                         ----------  ---------  ---------  -----------  ----------
 Balance, January 1, 1995                 2,000,000  $      2   $      3   $    2,572   $   2,577
    Issuance   of  common   stock  and
      distribution in connection with
      the Reorganization                        500      -             1       (6,000)     (5,999)
    Cancellation  of  common  stock in
      connection with the Reorganization       (500)     -            (1)           1       -
    Issuance of warrant                      -           -            93        -              93
    Net loss                                 -           -          -          (2,414)     (2,414)
                                         ----------  ---------  ---------  -----------  ----------

 Balance, December 31, 1995               2,000,000         2         96       (5,841)     (5,743)
    Issuance of common stock                331,996      -         3,320        -           3,320
    Net loss                                 -           -          -          (1,086)     (1,086)
                                         ----------  ---------  ---------  -----------  ----------

 Balance, December 31, 1996               2,331,996         2      3,416       (6,927)     (3,509)

    Issuance of common stock
     Initial Public Offering              2,784,000         3     31,743                   31,746
     Conversion  of Series A Preferred
       Stock                                705,552         1      3,228                    3,229
     Conversion  of Series C Preferred
       Stock                                242,691      -         2,670                    2,670
     In connection with an acquisition      165,000      -         1,691                    1,691
    Accretion of discount on
      preferred stock                        -           -        (1,930)                  (1,930)
    Net loss                                 -           -                     (2,784)     (2,784)
                                         ----------  ---------  ---------  -----------  ----------
 Balance, December 31, 1997               6,229,239  $      6   $ 40,818   $   (9,711)  $  31,113
                                         ==========  =========  =========  ===========  ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

CASTLE DENTAL CENTERS, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                        COMBINED
                                                       PREDECESSOR
                                                       COMPANIES              CONSOLIDATED
                                                      --------------   ----------------------------
                                                      YEAR ENDED                YEAR ENDED
                                                      DECEMBER 31,              DECEMBER 31,
                                                                       ----------------------------
                                                            1995             1996          1997
                                                      --------------   ------------  --------------

 Cash flows from operating activities:
    Net loss                                          $      (2,414)   $    (1,086)  $      (2,784)
    Adjustments:
      Provisions for bad debts                                1,399          1,227           1,897
      Depreciation and amortization                             336          1,088           2,132
      Gain on sale of property and equipment                -                  (16)        -
      Amortization of debt discount                         -                  522             712
      Deferred income taxes (benefit)                          (325)          (561)            100
      Issuance of deferred compensation agreement             2,630         -              -
      Extraordinary loss                                    -               -                3,195
      Changes in operating assets and liabilities:
        Patient receivables                                  (1,285)        (1,514)         (3,654)
        Unbilled patient receivables                           (578)          (748)         (1,046)
        Prepaid expenses and other current assets           -                 (246)           (651)
        Other assets                                            (13)          (283)            (18)
        Accounts payable and accrued liabilities                748          2,326             272
        Deferred compensation payments to
          shareholder                                       -                 (263)           (657)
                                                      --------------   ------------  --------------
          Net cash provided by (used in) operating
            activities                                           498            446            (502)
                                                      --------------   ------------  --------------
 Cash flows used in investing activities:
    Capital expenditures                                       (441)        (1,337)         (1,515)
    Proceeds  from  sale  of  property,  plant  and
      equipment                                             -                  607         -
    Acquisition  of  affiliated  dental  practices,
      net of cash acquired                                  -              (10,335)         (5,015)
      Escrow deposit                                        -                 (500)        -
                                                      --------------   ------------  --------------
          Net cash used in investing activities                (441)       (11,565)         (6,530)
                                                      --------------   ------------  --------------

 Cash flows from financing activities:
    Proceeds from issuance of common stock                  -               -               33,659
    Proceeds from debt                                       10,362          7,250           2,074
    Repayment of debt                                          (328)        (1,543)        (24,376)
    Issuance of redeemable preferred stock                    3,138         -              -
    Distribution to shareholder                              (6,000)        -              -
    Offering costs                                          -                 (650)         (1,263)
    Debt and preferred stock issuance costs                    (812)          (258)           (273)
                                                      --------------   ------------  --------------

          Net cash provided by financing activities           6,360          4,799           9,821
                                                      --------------   ------------  --------------

 Net change in cash and cash equivalents                      6,417         (6,320)          2,789
 Cash and cash equivalents, beginning of period                  22          6,439             119
                                                      --------------   ------------  --------------
 Cash and cash equivalents, end of period             $       6,439    $       119   $       2,908
                                                      ==============   ============  ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

CASTLE DENTAL CENTERS, INC.
NOTES TO FINANCIAL STATEMENTS

1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CORPORATE ORGANIZATION AND BASIS OF PRESENTATION

Castle Dental Centers, Inc. and subsidiaries (the "Company") provide administrative and management services, non-healthcare personnel, facilities and equipment to certain professional corporations in Texas, Florida and Tennessee under long-term management services agreements. These professional corporations are collectively referred to as the affiliated dental practices.

The Company has entered into a long-term management services agreement with each of the affiliated dental practices, under which the Company provides equipment, facilities, administrative personnel and management services, in exchange for a contracted management fee based on a formula. Each of these agreements is for an initial term of 25 to 40 years with successive automatic five year renewal terms, unless terminated at least 90 days before the end of the initial term or any renewal term.

Through the management services agreement, the Company generally assumes full responsibility for the operating expenses, has the right to purchase and has responsibility for collection of all accounts receivable, and receives a management fee for providing non-dental services. The Company generally has perpetual, unilateral control over the assets and operations of the affiliated dental practices (except with respect to those relating to the practice of dentistry and other matters requiring licensure).

1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
   CONTINUED:

CORPORATE ORGANIZATION AND BASIS OF PRESENTATION, CONTINUED

The Company was formed in December 1995 and merged with Family Dental Services of Texas, Inc. ("FDS"), a company wholly owned by members of the family of and entities controlled by Jack H. Castle, D.D.S. (the "Castle Family"). The Company's operations began on January 1, 1996. Simultaneously with this transaction, the Company paid $6,000,000 to acquire all of the outstanding stock of Jack H. Castle, D.D.S., Inc. ("JCD"), a professional corporation of which Dr. Jack H. Castle was the sole owner. JCD provided dental care to patients from 1949 through December 31, 1995. FDS had been established in 1981 to carry out administrative functions for the professional corporation and had no business other than providing administrative services to JCD. All of FDS's revenues consisted of reimbursement of its costs incurred on behalf of JCD. Effective with the acquisition, JCD ceased to operate as a separate entity, and a new professional corporation, Jack H. Castle, D.D.S., P.C. ("PC") was established to continue the dental practice previously operated by JCD. Therefore, at December 31, 1995, the Company's financial statements included both the operations and assets of FDS, the administrative and management services company, and JCD, the professional corporation (together the "predecessor companies"). The combined statements of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 1995 reflect the combined operations of predecessor companies because these entities' activities were assumed by the Company and the PC and they were under common control. All of the services provided by FDS to JCD have been eliminated in combination of the predecessor companies' financial statements.

In 1997, the Emerging Issues Task Force released Issue No. 97-2 "Application of FASB statement No. 94, Consolidation of all Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice Management Entities And Certain Other Entities With Contractual Management Arrangements ("Issue No. 97-2).

Issue 97-2 allows consolidation by the physician practice management company (the "PPM") with the affiliated physician practice when the PPM has controlling financial interest through a contractual management arrangement. The Company's management services agreement meet the criteria of Issue 97-2. The Company has adopted the provisions of Issue 97-2 and retroactivity restated prior periods based on the terms of the agreements that were in effect during the prior periods.

At December 31, 1996 and 1997, and for the years ended December 31, 1996 and 1997, the consolidated financial statements include Castle Dental Centers, Inc. and its wholly-owned management company subsidiaries and the affiliated professional corporations.

All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior years have been made to conform to current period classifications.

REVENUE RECOGNITION

Patient revenues from affiliated dental practices ("Patient Revenues") represent the estimated realizable amounts to be received from patients, third-party payors and others for services rendered by affiliated dentists. Patient Revenues from general dentistry are recognized as the services are performed. Patient Revenues from orthodontic services are recognized in accordance with the proportional performance method. Under this method, revenue is recognized as services are performed under the terms of contractual agreements with each patient. Approximately 25% of the services are performed in the first month with the remaining services recognized ratably over the remainder of the contract. Billings under each contract, which average approximately 24 months, are made equally throughout the term of the contract, with final payment at the completion of the treatment.

1.  CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
    CONTINUED:

REVENUE RECOGNITION, CONTINUED

Amounts retained by affiliated dental practices consist primarily of compensation paid to dental professionals, including dentists, orthodontists, hygienists, and other medical personnel.

Net revenues represent management fees earned by the Company in accordance with management services agreements with the affiliated dental practices and are generally equal to Patient Revenues less amounts retained by affiliated dental practices.

The management services fee charged to affiliated dental practices is comprised of three components: (1) the reimbursable expenses of the Company, (2) a base management fee ranging from 12.5% to 15.0% of net patient revenues of the affiliated dental practices and (3) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the professional corporation and (b) the reimbursable expenses and base management fees comprised of (1) and (2) above, if any.

Accounts receivable consist primarily of receivables from patients, insurers, government programs and contracts between the affiliated dental practices and third-party payors for dental services provided by dentists. The Company does not believe that change in the reimbursement arrangements for its affiliated dental practice contracts with third-party payors would have a material impact on management fee revenues. An allowance for doubtful accounts is recorded by the Company based on historical experience.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The carrying amounts approximate fair value.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of depreciable assets, ranging from five to ten years. Fully depreciated assets are retained in property and equipment until they are removed from service. Fully depreciated assets in use as of December 31, 1996 and 1997 were approximately $950,000 and $1,062,000, respectively. Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized. Gains and losses from dispositions are included in operations.

1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
   CONTINUED:

INTANGIBLE ASSETS

The Company's acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the affiliated dental practices. As part of the purchase allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. In connection with each acquisition, the Company enters into a long-term management services agreement with each affiliated dental practice, which cannot be terminated by either party without cause. The cost of the management services agreement is amortized on a straight line basis over its term, or such shorter period as may be indicated by the facts and circumstances, as described below. Amortization periods of the management services agreements acquired through December 31, 1997, are 25 years.

In connection with the allocation of the purchase price to identifiable intangible assets, the Company analyzes the nature of the group with which a management services agreement is entered into, including the number of dentists in each group, number of dental centers and ability to recruit additional dentists, the affiliated dental practice's relative market position, the length of time each affiliated dental practice has been in existence, and the term and enforceability of the management services agreement. Because the Company does not practice dentistry, maintain patient relationships, hire dentists, enter into employment and noncompete agreements with the dentist, or directly contract with payors, the intangible asset created in the purchase allocation process is associated solely with the management services agreement with the affiliated dental practice.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If this review indicates that the carrying amount of the asset may not be recoverable, as determined based on the undiscounted cash flows of the related operations over the remaining amortization period, the carrying value of the asset is reduced to estimated fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each affiliated dental practice's relative market share and local market competitive environment, current period and forecasted operating results and cash flows of the affiliated dental practice and its impact on the management fee earned by the Company, and legal factors governing the practice of dentistry.

OTHER ASSETS

Other assets consist primarily of debt issuance costs and other receivables. The costs related to the issuance of debt are capitalized and amortized using the effective interest method over the lives of the related debt. The Company provided a non-interest bearing loan for $130,000 to an officer which is outstanding at December 31, 1997.

1.  CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
    CONTINUED:

INCOME TAXES

Prior to January 1, 1996, JCD was a subchapter S entity and, accordingly, all federal tax liabilities were the responsibility of the shareholder. The subchapter S election of JCD was automatically terminated when the entity became a wholly-owned subsidiary of the Company and, therefore, became a C-Corporation for federal income tax purposes. If all of the Company's operations had been subject to income taxes, net loss for the year ended December 31, 1995, would have been $1.7 million.

The Company accounts for income taxes under the liability method. Under this method, deferred taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted marginal tax rates currently in effect. All federal deferred taxes of JCD were recognized upon becoming a C-Corporation.

EARNINGS PER SHARE

In June 1997, the Company's Board of Directors declared and the stockholders approved a 1-for-2 reverse split of the Company's common stock. All share and per share information in the accompanying financial statements has been retroactively restated to reflect the effects of the reverse stock split. The Company adopted the provisions of SFAS No. 128 "Earnings per Share," effective January 1, 1997. All prior periods presented have been restated to conform to the new requirements.

ADVERTISING

Costs incurred for advertising are expensed when incurred.

PREOPENING COST

Costs incurred prior to opening a dental center, primarily salaries and lease expense, are expensed when incurred.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates.

1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
   CONTINUED:

RECENTLY ISSUED PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 131 establishes standards for the way that public enterprises report segment information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial statements to shareholders. These statements are both effective for fiscal years beginning after December 15, 1997. The Company does not believe implementation of SFAS 130 and 131 will have a material effect on its financial position, results of operation or cash flows.

2.  REORGANIZATION AND RELATED TRANSACTIONS:

In December 1995, the Company completed a reorganization (the "Reorganization") by (i) entering into a credit agreement that included a $3,000,000 revolving line of credit and a $6,000,000 bank term loan (the "Bank Credit Facility"),
(ii) issuing $7,500,000 face amount of senior subordinated notes (the "Senior Subordinated Notes") together with 1,244,737 shares of Series A Convertible Preferred Stock (the "Series A Stock") and (iii) issuing 2,000,000 shares of common stock to the former owner of JCD and certain related parties. A portion of the proceeds from the Reorganization was used to acquire JCD, which acquisition was recorded as a capital distribution to JCD's shareholder because the Company and JCD were under common control. The Company applied these common shares to a stock split.

In connection with the purchase of the stock of JCD, the Company entered into a deferred compensation agreement (the "Deferred Compensation Agreement") with the sole shareholder of JCD, who is a director of the Company, pursuant to which the Company agreed to pay the shareholder $2,630,000 in 20 quarterly installments beginning March 1996. The Company accrued the entire liability under the agreement in December 1995 through a charge to compensation to shareholders. Amounts not paid when scheduled under the original Deferred Compensation Agreement bear interest at the rate of ten percent per year. As of December 31, 1997, there was $1,710,000 payable to the sole shareholder of JCD.

A warrant to purchase 56,579 shares of common stock at an exercise price of $11.00 per share was issued to an investment advisor in connection with the Reorganization. The warrant is exercisable at any time prior to its expiration date of December 18, 2000.

In September and October 1997, the Company completed an initial public offering, including the underwriters' overallotment, of 2,784,000 shares of its common stock at $13.00 per share. Proceeds of $31.7 million, net of underwriting commission and offering expenses of $1,913,000, were used primarily to retire debt and complete the SW Dental Associates, LC ("SW Dental") acquisition.

Coincident with the completion of the initial public offering, the holders of 1,244,737 shares of Series A and 485,382 shares of Series C Preferred Stock converted such shares into an aggregate of 948,243 shares of Company common stock. During the year ended December 31, 1997, the Company recorded approximately $1.9 million in non-cash dividends which represents the accretion of the difference between the recorded value of the Preferred Stock and the redemption value. As of December 31, 1997, there were no shares of the Series A Stock and Series C Convertible Preferred Stock (the "Series C Stock") outstanding.

3.  SELECTED BALANCE SHEET INFORMATION:

The details of certain balance sheet accounts were as follows:
                                                                 DECEMBER 31,
                                                             -------------------
                                                                1996       1997
                                                             -------    --------
Property and equipment:
  Equipment ..............................................     $3,841     $5,249
  Leasehold improvements .................................      1,825      2,820
  Furniture and fixtures .................................        610        653
  Vehicles ...............................................         75         75
                                                               ------     ------

      Total property and equipment .......................      6,351      8,797

  Less accumulated depreciation and amortization .........      2,469      3,608
                                                               ------     ------

      Property and equipment, net ........................     $3,882     $5,189
                                                               ======     ======

3.             SELECTED BALANCE SHEET INFORMATION, CONTINUED:

Depreciation expense was approximately $336,000, $678,000 and $1,178,000 for the years ended December 31, 1995, 1996 and 1997, respectively (in thousands).

                                                                 DECEMBER 31,
                                                             -------------------
                                                                1996       1997
                                                             -------    --------
Intangible assets:
  Management services agreements .....................      $16,513      $26,447
  Other ..............................................          150          150
                                                            -------      -------

      Total intangible assets ........................       16,663       26,597

  Less accumulated amortization ......................          231        1,032
                                                            -------      -------

      Intangible assets, net .........................      $16,432      $25,565
                                                            =======      =======

Accounts payable and accrued liabilities:
  Trade ..............................................      $ 2,791      $ 2,937
  Salaries, wages and payroll taxes ..................        1,204        1,577
  Other ..............................................          795          421
                                                            -------      -------

                                                            $ 4,790      $ 4,935
                                                            =======      =======

4.  ACQUISITIONS:

In May 1996, the Company acquired substantially all of the assets and assumed certain liabilities of 1st Dental Care and Mid-South Dental Centers, group dental practices headquartered in Clearwater, Florida, and Nashville, Tennessee, respectively. In August 1996, the Company acquired substantially all of the assets and assumed certain liabilities of five dental practices and acquired the stock of three dental practices operated by Horizon Dental Centers, a group dental practice with offices in Austin and Ft. Worth, Texas.

The aggregate purchase price, including the payment of certain assumed debt and related acquisition expenses, of $18.2 million consisted of $10.3 million in cash, $4.6 million in seller notes payable (Note 5) and 332,000 shares of Company common stock with a fair market value of $3.3 million. In connection with these acquisitions, the Company entered into employment agreements with certain employees and former owners of the businesses acquired and into long-term management services agreements with each of the affiliated dental practices.

In June 1997, the Company entered into a management services agreement and option agreement to acquire all of the membership interest in SW Dental, a group dental practice located in Austin, Texas. In September 1997, the Company completed the acquisition. In December 1997, the Company acquired substantially all the assets of two individual practices in Ft. Worth, Texas and Nashville, Tennessee and entered into employment agreements with the dentists. The aggregate purchase price, including related acquisition expenses, of approximately $10.2 million consisted of $5.5 million in cash, $1.5 million in Series B Preferred Stock (Note 6), $1.4 million in sellers notes payable (Note
5) and 165,000 shares of the Company common stock with a fair market value of approximately $1.7 million. The cash portion included $1.5 million in previously paid non-refundable deposits of which $500,000 was in escrow at December 31, 1996.

The assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The aggregate purchase price and related expenses exceeded the fair market value of net assets, which has been assigned to management services agreements, included in intangible assets. Patient Revenues, management fees and related costs are included in the consolidated financial statements from their acquisition dates.

The estimated fair value of assets acquired and liabilities assumed are summarized as follows:

                                                                 DECEMBER 31,
                                                             -------------------
                                                                1996       1997
                                                             -------    --------
                                                                (IN THOUSANDS)

Patient receivables, net ...............................   $    562    $    236
Unbilled patient receivables, net ......................         66          37
Prepaid expenses and other current assets ..............         99          31
Property and equipment, net ............................      2,104         554
Other assets ...........................................         10           3
Management services agreements .........................     16,663       9,934
Accounts payable and accrued liabilities ...............       (603)       (452)
Long-term debt, assumed ................................       (535)       (138)
Other liabilities ......................................        (80)       --
                                                           --------    --------
                                                             18,286      10,205

Less:  fair value of common stock issued and to be
  issued ...............................................      3,320       3,241
Less:  issuance of notes payable .......................      4,631       1,449
                                                           --------    --------
    Cash purchase price, net of cash acquired ..........   $ 10,335    $  5,515
                                                           ========    ========

Unaudited pro forma combined results of operations, assuming all of the acquisitions occurred at January 1, 1996, are as follows:

                                                             YEAR ENDED
                                                             DECEMBER 31,
                                                         -------------------
                                                           1996       1997
                                                         -------    --------
                                                      (in thousands,  except per
                                                               share data)

Net revenues .................................        $ 30,718         $ 34,116
Net loss .....................................            (988)          (2,558)

Basic and diluted net loss per share .........           (0.29)           (0.62)


The unaudited pro forma summary is not necessarily indicative either of results of operations, that would have occurred had the acquisitions been made at the beginning of the periods presented, or of future results of operations of the combined companies.

5. REVOLVING LINE OF CREDIT AND LONG-TERM DEBT:

Long-term debt consisted of the following:

                                                                 DECEMBER 31,
                                                             -------------------
                                                                1996       1997
                                                             -------    --------
                                                               (IN THOUSANDS)

             Term loan ........................................  $10,847  $3,000
             Senior subordinated notes ........................    7,950    --
             Seller notes .....................................    4,444   1,499
             Other various notes payable ......................      696     706
                                                                 -------  ------

                 Total debt ...................................   23,937   5,205

             Less discount on senior subordinated notes .......    2,615    --
                                                                 -------  ------
             Long-term debt, net of discount ..................   21,322   5,205
             Less current portion .............................    2,371   2,598
                                                                 -------  ------

                 Long-term debt ...............................  $18,951  $2,607
                                                                 =======  ======

             Long-term debt, net of current portion ...........  $13,616  $2,607
             Long-term debt, related party ....................    5,335    --
                                                                 -------  ------
                                                                 $18,951  $2,607
                                                                 =======  ======

5. REVOLVING LINE OF CREDIT AND LONG-TERM DEBT,
   CONTINUED:

In November 1997, the Company entered into a new credit agreement with its existing bank (the "Credit Agreement") and refinanced the outstanding balance of $3.0 million due under the previous Bank Credit Facility. The Credit Agreement provides for borrowings up to $25 million and matures November 2002. The principal balance of $3.0 million due under the Credit Agreement at November 7, 1997 is payable in sixteen quarterly payments beginning March 1998. Future advances under the Credit Agreement require quarterly interest payments through November 1999 when principal becomes payable based on a five-year amortization and a final payment at maturity. The Credit Agreement bears interest at variable rates, which are based upon (a) either (i) the bank's base rate or (ii) LIBOR plus (b) a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. The bank's base rate at December 31, 1997 was 8.5%. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all of the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the creation or existence of liens and set certain restrictions on acquisitions, mergers, sale of assets and restrict the payment of dividends.

The Company retired approximately $23.9 million of long-term debt in 1997 with proceeds of the initial public offering. The retirement of debt consisted of $10.4 million of senior subordinated notes, $9.1 million of Bank Credit Facility debt and $4.4 million of promissory notes in connection with certain acquisitions. In connection with the repayment of $9.5 million in 12% Senior Subordinated Debt in September 1997, the Company recognized a $3.2 million extraordinary loss associated with the early retirement of such debt.

At December 31, 1997, approximately $268,000 (net of accumulated amortization of $9,000) of debt issuance costs, had been capitalized in connection with the issuance of the new Credit Agreement. All costs associated with the Bank Credit Facility and the Senior Subordinated Notes were included with the extraordinary loss.

The Company has issued various subordinated promissory notes payable in connection with certain acquisitions ("Seller Notes") (Note 4). Through September 1997, interest on the Seller Notes ranged from 6.36 percent to 10.0 percent. As of December 31, 1997, one noninterest bearing Seller Note issued in December 1997 remained outstanding, which was paid in January 1998 from proceeds borrowed under the Credit Agreement.

The aggregate maturities of long-term debt for each of the next five years subsequent to December 31, 1997 were as follows (in thousands):

   1998                                                      $     2,598
   1999                                                              911
   2000                                                              851
   2001                                                              839
   2002                                                                6
                                                            ------------
                                                             $     5,205
                                                            ============

6. PREFERRED STOCK:

The Company issued 119,231 shares of Series B Convertible Preferred Stock (the "Series B Stock") in connection with the acquisition of SW Dental (Note 4).
The number of shares issued were equivalent to $1,550,000 divided by the initial public offering price of the Company's common stock of $13.00 per share. The Series B Stock will be convertible at the holder's option, for a thirty-day period beginning one year after its issuance (the "Conversion Period"), into an equivalent number of shares of the Company's common stock. Alternatively, during the Conversion Period, the holder may require the Company to redeem the Series B Stock in quarterly increments of $114,000. The Company may call the Series B Stock at any time following the Conversion Period.

7. COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

Future minimum lease payments under noncancelable operating leases with remaining terms of one or more years consisted of the following at December 31, 1997 (in thousands):

   1998                                                   $     1,769
   1999                                                         1,618
   2000                                                         1,299
   2001                                                           961
   2002                                                           718
   Thereafter                                                   1,656
                                                         ------------

   Total minimum lease obligation                         $     8,021
                                                         ============


The Company has entered into operating leases for various types of office equipment and for its building facilities. Certain building facility leases include rent escalation clauses. Most leases contain purchase and renewal options at fair market rental values.

LITIGATION

The Company is from time to time subject to claims and suits arising in the ordinary course of operations. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

In July and August 1997, a dentist from whom the Company acquired Horizon Dental Centers, in August 1996, contacted the Company asserting that the Company misrepresented the value of the Common Stock issued to him as a part of the consideration for the acquisition and demanded the issuance of approximately 200,000 shares of Common Stock as additional consideration for the transaction. The Company believes that these asserted claims are without merit and has denied the demand for the issuance of additional shares of Common Stock. In the event, that litigation is initiated against the Company, the Company intends to defend itself vigorously. In the opinion of management, resolution of these claims will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

DENTIST EMPLOYMENT AGREEMENTS AND PROFESSIONAL LIABILITY

Each Affiliated Dental Practice has entered into an employment agreement with each full time dentist, orthodontist and other dental specialist it employs. Although the form of contract varies somewhat among practices and among dentists with different specialties, the typical contract provides for a defined compensation arrangement, including performance-based compensation, liquidated damages and a covenant not to compete. Each full-time dentist is required to maintain professional liability insurance, and mandated coverage limits are generally at least $1,000,000 per claim and $3,000,000 in aggregate. In addition, many affiliated dental practices employ part-time dentists. Not all part-time dentists have employment agreements, but all part-time dentists are required to carry professional liability insurance in specified amounts.

Year 2000

The year 2000 issue is the result of computer programs using two digits to define the applicable year rather than four. Any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. A computer system that is not year 2000 compliant would not be able to correctly process certain data, or, in extreme situations, system failure could result.

As part of the Company's continuing program to update its information systems in anticipation of future growth, the Company has recently completed the purchase and installation of year 2000 compliant software for its operations. The Company is also currently evaluating software systems for its operations and expects to have year 2000 compliant software in place by the end of 1998. Accordingly, the Company does not expect the year 2000 issue to have a material effect on its financial position, results of operations or cash flows.

8. INCOME TAXES:

Significant components of the Company's deferred tax assets (liabilities) were as follows:

                                                                 DECEMBER 31,
                                                             -------------------
                                                                1996       1997
                                                             -------    --------
                                                                (IN THOUSANDS)

Deferred tax assets:
  Net operating loss carryforward ......................    $   758     $ 2,275
  Deferred compensation ................................        982         650
  Allowances for bad debts .............................        922        --
                                                            -------     -------

      Total deferred assets ............................      2,662       2,925
                                                            -------     -------

Deferred tax liabilities:
  Unbilled receivables .................................       (622)       (975)
  Loss of Subchapter S status in connection with
    changes in corporate form ..........................     (1,059)       (375)
  Management services agreements .......................       (122)       (250)
  Property and equipment ...............................       (108)       (125)
  Other ................................................        (16)        (75)
                                                            -------     -------

      Total deferred tax liabilities ...................     (1,927)     (1,800)
                                                            -------     -------

Net deferred tax assets ................................        735       1,125
Less current portion ...................................        135        --
                                                            -------     -------

      Noncurrent .......................................    $   600     $ 1,125
                                                            =======     =======


Significant components of the provision for income taxes on continuing operations were as follows:

                                                               DECEMBER 31,
                                                        ------------------------
                                                       1995       1996      1997
                                                      -------  ---------  ------
Current tax provision:
   Federal ......................................     $--        $--        $--
   State ........................................      --         --         100
                                                      -----      -----      ----

     Total current ..............................      --         --         100

Deferred tax provision (benefit):

   Federal ......................................      (217)      (512)       90
   State ........................................      (108)       (49)       10
                                                      -----      -----      ----

     Total deferred .............................      (325)      (561)      100
                                                      -----      -----      ----

Provision (benefit) for income taxes ............     $(325)     $(561)     $200
                                                      =====      =====      ====

The differences between the statutory federal tax rate and the Company's effective tax rate on continuing operations were as follows (in thousands):

                                                               DECEMBER 31,
                                                        ------------------------
                                                       1995       1996      1997
                                                      -------  ---------  ------

Tax at U.S. statutory rate (34%) ..............     $(931)     $(560)     $ 208
State income taxes, net of federal tax ........       (71)       (66)        24
Income not subject to corporate level
  federal tax .................................       (83)      --         --
Nondeductible expenses and other ..............        10         65        (32)
Effect of conversion to taxable entity ........       750       --         --
                                                    -----      -----      -----

                                                    $(325)     $(561)     $ 200
                                                    =====      =====      =====


At December 31, 1997, the Company had net operating loss carryforwards available to reduce future taxable income of approximately $6.0 million, expiring in 2017. The Company has not recorded a valuation allowance for the potential inability to realize its net deferred tax assets because, after consideration of the affiliated dental practices' historical operating results and the Company's planned operations, management believes that it is more likely than not that the Company will realize those assets.

 9. Stock Option Plans:

The Company grants stock options under the Castle Dental Centers, Inc. Omnibus Stock and Incentive Plan, a stock-based incentive compensation plan (the "Employees' Plan"), and the Non-employee Directors' Stock Option Plan (the "Directors' Plan," together the "Plans") which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

Under the Employees' Plan, the Company is authorized to issue 750,000 shares of Common Stock pursuant to "Awards" granted to officers and key employees in the form of stock options and restricted stock. Under the Directors' Plan, the Company is authorized to issue 150,000 shares of Common Stock to non-employee directors of the Company. There are 505,000 and 125,000 options granted under the Employees' Plan and the Directors' Plan, respectively, at December 31, 1997. The Compensation Committee administers the Plans.

These stock options have contractual terms of 10 years and have an exercise price no less than the fair market value of the stock at grant date. The options vest at 20% per year over a five year period, beginning on the first anniversary of the date of grant.

Following is a summary of the status of the Company's stock options as of December 31, 1997 and the changes during the two-year period then ended:

                                                 STOCK OPTIONS
              -------------------------------------------------------------------------------------
                                                        1996                  1997
                                                        --------------------  ---------------------

                                                        NUMBER OF  WEIGHTED   NUMBER OF  WEIGHTED
                                                        SHARES OF  AVERAGE    SHARES OF  AVERAGE
                                                        UNDERLYING EXERCISE   UNDERLYING EXERCISE
                                                        OPTIONS    PRICES     OPTIONS    PRICES
                                                        ---------- ---------  ---------  ----------
            Outstanding at beginning of the year            -         n/a       92,250     $10.29
                                                        ----------            ---------
              Granted at the money                         64,250    $10.00    437,750     $10.00
              Granted at a premium                         28,000    $11.00    125,000     $13.00
                                                        ----------            ---------
              Total granted during the year                92,250    $10.29    562,750     $10.67
                                                        ----------            ---------
            Exercised                                       -         n/a         -          n/a
            Forfeited                                       -         n/a       25,000     $11.00
            Expired                                         -         n/a         -          n/a
                                                        ---------- ---------  ---------  ----------
            Outstanding at end of year                     92,250    $10.29    630,000     $10.60
                                                        ========== =========  =========  ==========
            Exercisable at end of year                      -         n/a       14,350     $10.04
                                                        ==========            =========  ==========

            Weighted-average  FV of  options  granted
            at the money                                       3.03                   5.24
            Weighted-average  FV of  options  granted
            at a premium                                       2.46                   4.48
            Weighted-average  FV of  options  granted
            during the year                                    2.86                   5.07

The fair value of each stock option granted by the Company is estimated on the date of grant using the minimum value method for 1996 and Black-Scholes option pricing model for 1997 with the following weighted-average assumptions: dividend yield of 0% for both years; expected volatility of 0% for 1996 and 45% for 1997; risk-free interest rates are 6% for 1996 and 1997; and the expected lives of the options average six years.

The following table summarizes information about stock options outstanding at December 31, 1997:

                               OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                               -----------------------------------  ------------------------
                                           WEIGHTED     WEIGHTED                 WEIGHTED
                               NUMBER      AVERAGE      AVERAGE     NUMBER       AVERAGE
             RANGE OF          OUTSTANDING REMAINING    EXERCISE    EXERCISABLE  EXERCISE
                               AT          CONTRACT                 AT
             EXERCISE PRICES   12/31/97    LIFE         PRICE       12/31/97     PRICE
             ----------------  ----------  -----------  ----------  -----------  -----------
             $10.00 to $13.00   630,000      10 years    $10.60         14,350     $10.04

Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net loss and basic and diluted net loss per common share for 1997 would approximate $2,920,000 or $0.71 per share. The pro forma effect for 1996 is immaterial.

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995.

10. EARNINGS PER SHARE:

A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                                                               DECEMBER 31,
                                                        ------------------------
                                                                  1996      1997
                                                            ---------  ---------
                                                              (IN THOUSANDS)
Net Loss Attrib. To Common Stock(1) ....................     (1,086)     (4,714)

Preferred Stock Accretion...............................                  1,930
                                                            --------------------
Net Loss................................................     (1,086)     (2,784)
Less Extraordinary loss.................................         -        3,195
                                                            ---------  ---------
Income (Loss) Before
Extraordinary Loss......................................    $(1,086)    $   411
                                                            =======     =======

Shares (denominator)
  Shares - basic .......................................      3,191       4,100
  Options and warrants .................................       --            32
                                                            -------     -------
  Shares - diluted .....................................      3,191       4,132
                                                            =======     =======

(1) The effect of the preferred stock acretion is excluded from earnings per share. The preferred stock was converted to common stock at a nominal value and those common shares were included in the calculation of Basic shares outstanding for all periods.

Options to purchase an aggregate 125,000 shares of common stock at exercise prices of $13.00 per share were excluded from the calculation of diluted earnings per share for 1997 because their effect would have been antidilutive. The options, which expire in 2007, were still outstanding at December 31, 1997.

11. DEFINED CONTRIBUTION PLANS:

In August 1996, the Company adopted a defined contribution plan qualified under
Section 401(k) of the Internal Revenue Code of 1986 (the "401(k) Plan"). All permanent employees of the Company, except those of the Tennessee subsidiary, are eligible to participate in the 401(k) Plan upon the completion of six months of service. The Company maintains a separate defined contribution 401(k) plan for all permanent employees of the Company's Tennessee subsidiary ("Tennessee 401(k) Plan"). Employees are eligible to participate in the Tennessee 401(k) Plan upon the completion of four months of service. The Company may match contributions made by participants under both Plans each year in an amount determined by the Company on a year-to-year basis.

The Company did not make any contributions to either Plan in 1996 or 1997.

12.     SUPPLEMENTAL CASH FLOW INFORMATION:

                                                        DECEMBER 31,
                                                        ------------------------------------------
                                                        1995           1996           1997
                                                        -------------  ------------   ------------
                                                        (in thousands)
             Cash paid during the period for:
                Interest                                $         87   $     1,358    $     1,707
                Income taxes                                       1        -                  44

             Supplemental disclosure of noncash
               investing and financing activities:
                  Effect of reorganization on
                    capital structure                             39        -
                  Issuance of warrant                             93        -
                  Issuance of notes payable for
                    accrued interest and purchase
                    of property and equipment                 -                576            450
                  Issuance of capital lease
                    obligation for
                    property and equipment                    -             -                 416
                  Issuance of Series B Preferred
                    Stock in connection with an acquisition   -             -               1,550
                  Issuance of Preferred Stock in
                    connection with related party
                    financing                                 -             -               1,144
                  Conversion to common stock of
                    Series A and Series C Preferred Stock     -             -               5,898

13. CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

CREDIT RISK

The Company grants customers credit in the normal course of business. The Company does not require collateral on the extension of credit. Procedures are in effect to monitor the creditworthiness of customers and appropriate allowances are made to reduce accounts to their net realizable values.

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

FAIR VALUE oF FINANCIAL INSTRUMENTS

The following estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit approximate fair values due to the short-term maturities of these instruments. The carrying amounts of the Company's long-term borrowings and preferred stock as of December 31, 1996 and 1997, respectively, approximate their fair value based on the Company's current incremental borrowing rates for similar type of borrowing arrangements.

The carrying amounts of the Company's Series B Stock and warrants approximate their fair value based on the Company's financial condition at December 31, 1997.

14.     RELATED PARTY TRANSACTIONS:

The Company maintains a management services agreement with one of the Company's Texas affiliated dental practices (organized as professional corporations) pursuant to which the shareholder receives an annual salary of $100,000 to take actions necessary to maintain the dental license for the affiliated dental practice in the state of Texas, for as long as he holds such license and is the sole shareholder of the practice. Such compensation arrangement was negotiated between the shareholder and previously unaffiliated investors in the Company. In addition, the shareholder receives $131,500 per quarter pursuant to the terms of the Deferred Compensation Agreement (Note 2).

During 1995, the Company entered into a lease agreement with Goforth, Inc., a company owned by the Company's chairman and chief executive officer (the "Affiliate"). The Company has agreed to pay the Affiliate a minimum guaranteed rental of $12,000 per month through January 2001 and $13,200 per month from January 2001 through January 2006 for rental of a dental center. The Company has also agreed to pay additional rent of approximately $1,600 per month for insurance, taxes and common area maintenance. The Company paid $188,000, $235,000 and $174,000 under this agreement during 1995, 1996 and 1997, respectively.

15.     Quarterly Financial Data (Unaudited):

                                                     FIRST       SECOND      THIRD      FOURTH
                                                     ---------   ---------   ---------  ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
             1996
                Net revenues                         $  3,216    $  4,106    $  5,924   $   6,374
                Operating income (loss)                   580         430         330        (480)
                Net income (loss)                          77         (46)       (283)       (835)
                Earnings (loss) per share                0.02       (0.02)      (0.09)      (0.25)

             1997(1)
                Net revenues                            7,050       7,323       8,053       8,986
                Operating income                          803         740         835         941
                Income (loss) before
                  extraordinary loss                       21        (101)        (30)        521
                Extraordinary loss                       -           -         (3,195)       -
                Net income (loss)                          21        (101)     (3,225)        521
                Basic and diluted
                earnings per share:
                  Income (loss) before
                    extraordinary loss                   0.01       (0.03)      (0.01)       0.09
                  Extraordinary loss                     -           -          (0.85)       -
                                                     ---------   ---------   ---------  ----------
                  Net income (loss)                      0.01       (0.03)      (0.86)       0.09
                                                     =========   =========   =========  ==========

        (1)Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not equal the total computed for the year due to stock transactions which occurred.

The Company has restated its previously issued financial statements on Form 10-Q for the third quarter of 1997. The restatement is attributable to a tax benefit for the extraordinary loss with the early extinguishment of debt. The impact of this adjustment is to decrease the extraordinary loss and net loss by $490,000 for the third quarter of 1997.

16.     SUBSEQUENT EVENTS:

In February 1998, the Company entered into a definitive agreement to acquire 80% of Dental Consulting Services L.L.C. ("DCS"), a California-based dental practice management company. Consideration for the acquisition consists of a combination of cash, notes and stock, of approximately $18.0 million.

In February 1998, the Company reached an agreement with its bank to increase its bank credit facility to $42.5 million from $25.0 million.

In March 1998, the Company entered into a definitive agreement to acquire Dental World, Inc., a dental practice management company in Houston, Texas. Consideration for the acquisition consists of a combination of cash, notes and stock, of approximately $3.8 million.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Castle Dental Centers, Inc.:

Our report on the financial statements of Castle Dental Centers, Inc. is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in item 14(a) in this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

                                                        COOPERS & LYBRAND L.L.P.

Houston, Texas
February 26, 1998

CASTLE DENTAL CENTERS, INC.
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                                        BALANCE     CHARGED TO                           BALANCE
                                        BEGINNING   -----------------------              AT END OF
                                        OF YEAR     EXPENSES    DEDUCTIONS      OTHER       YEAR
                                        ----------  ----------  -----------   ---------  ----------
 Year ended December 31, 1995:
    Allowance for uncollectible
      accounts - patient receivables    $   2,596   $   1,284   $    1,443    $   -      $    2,437
                                        ==========  ==========  ===========   =========  ==========

 Year ended December 31, 1996:
    Allowance for uncollectible
      accounts - patient receivables    $   2,437   $   1,137   $    1,324    $    175(1) $   2,425
                                        ==========  ==========  ===========   =========  ==========

 Year ended December 31, 1997:
    Allowance for uncollectible
      accounts - patient receivables    $   2,425   $   1,698   $      451    $    207   $    3,879
                                        ==========  ==========  ===========   =========  ==========




                                        BALANCE     CHARGED TO                           BALANCE
                                        BEGINNING   -----------------------              AT END OF
                                        OF YEAR     EXPENSES    DEDUCTIONS      OTHER      YEAR
                                        ----------  ----------  -----------   ---------  ----------
 Year ended December 31, 1995:
    Allowance for uncollectible
      accounts - unbilled patient
        receivables                     $     113   $     115   $    -        $   -      $      228
                                        ==========  ==========  ===========   =========  ==========

 Year ended December 31, 1996:
    Allowance for uncollectible
      accounts - unbilled patient
        receivables                     $     228   $      90   $    -        $     43(1) $     361
                                        ==========  ==========  ===========   =========  ==========

 Year ended December 31, 1997:
    Allowance for uncollectible
      accounts - unbilled patient
        receivables                     $     361   $     199   $    -        $      8   $      568
                                        ==========  ==========  ===========   =========  ==========

(1) ACQUIRED ALLOWANCES FOR UNCOLLECTIBLE ACCOUNTS OF AFFILIATED DENTAL
PRACTICES.

ITEM 16.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  Exhibits

       EXHIBIT
       NUMBER                           DESCRIPTION OF EXHIBIT
--------------------    --------------------------------------------------------
          *3.1       -- Certificate of Incorporation of
                        Castle Dental Centers, Inc., as
                        amended.
          *3.2       -- Certificate of Amendment to
                        Certificate of Incorporation of
                        Castle Dental Centers, Inc. dated
                        August 28, 1996.
          *3.3       -- Bylaws of Castle Dental Centers, Inc.
          *3.4       -- Amendment to Bylaws of Castle Dental
                        Centers, Inc. dated August 16, 1996.
          *3.5       -- Certificate of Amendment of
                        Certificate of Incorporation of
                        Castle Dental Centers, Inc. dated
                        June 16, 1997.
          *3.6       -- Form of Certificate of Designation of
                        Series B Convertible Preferred Stock.
          *3.7       -- Certificate of Designation of Series
                        C Convertible Preferred Stock, dated
                        June 16, 1997.
          *4.1       -- Form of Certificate representing the
                        Common Stock, par value $.001 per
                        share, of Castle Dental Centers, Inc.
          *4.2       -- Securityholders Agreement dated
                        December 18, 1995, among Castle
                        Dental Centers, Inc., Jack H. Castle,
                        D.D.S., P.C., certain investors in
                        the Company, certain stockholders of
                        Castle Dental Centers, Inc., and
                        certain shareholders of Jack H.
                        Castle, D.D.S., P.C.
          *4.3       -- Amendment, Waiver and Consent dated
                        August 20, 1996 given by Pecks
                        Management Partners Ltd. on behalf of
                        Delaware State Employees' Retirement
                        Fund and the pension plans of Zeneca
                        Holdings, Inc. and ICI American
                        Holdings, Inc.
          *4.4       -- Stockholders' Agreement dated May 19,
                        1996 among Castle Dental Centers,
                        Inc. and certain stockholders.
          *4.5       -- Stockholders' Agreement dated May 31,
                        1996 by and among Castle Dental
                        Centers, Inc. and certain
                        stockholders.
          *4.6       -- Stockholders' Agreement dated August
                        9, 1996 by and among Castle Dental
                        Centers, Inc. and certain
                        stockholders.
          *4.7       -- Registration Rights Agreement dated
                        December 18, 1995, among Castle
                        Dental Centers, Inc. and Delaware
                        State Employees' Retirement Fund,
                        Declaration of Trust for Defined
                        Benefit Plan of ICI American
                        Holdings, Inc., Declaration of Trust
                        for Defined Benefit Plan of Zeneca
                        Holdings, Inc. and certain
                        stockholders and investors in the
                        Company.
          *4.8       -- Registration Rights Agreement dated
                        May 19, 1996 between Castle Dental
                        Centers, Inc. and 1st Dental Care,
                        Inc.
          *4.9       -- Registration Rights Agreement dated
                        May 31, 1996 by and between Castle
                        Dental Centers, Inc. and G. Powell
                        Bilyeu, D.D.S.
          *4.10      -- Registration Rights Agreement dated
                        August 9, 1996 by and between Castle
                        Dental Centers, Inc., Joseph A.
                        Bonola, D.D.S. and Larry C. Jackson,
                        D.D.S.
           4.11      -- Reserved.
          *4.12      -- Amended and Restated Securityholders
                        Agreement dated June 16, 1997, among
                        Castle Dental Centers, Inc., Jack H.
                        Castle, D.D.S., P.C., certain
                        investors in the Company, certain
                        stockholders of Castle Dental
                        Centers, Inc., and certain sharehold-
                        ers of Jack H. Castle, D.D.S., P.C.
          *4.13      -- Amended and Restated Registration
                        Rights Agreement dated June 16, 1997,
                        among Castle Dental Centers, Inc. and
                        Delaware State Employees' Retirement
                        Fund, Declaration of Trust for
                        Defined Benefit Plan of ICI American
                        Holdings, Inc., Declaration of Trust
                        for Defined Benefit Plan of Zeneca
                        Holdings, Inc. and certain
                        stockholders and investors in the
                        Company.

       EXHIBIT
       NUMBER                           DESCRIPTION OF EXHIBIT
--------------------    --------------------------------------------------------
          *4.14      -- Registration Rights Agreement dated
                        as of June   , 1997, by and between
                        Castle Dental Centers, Inc. and John
                        Goodman, D.D.S.
           4.15      -- Registration Rights Agreement dated
                        December 31, 1997 between Castle Dental
                        Centers, Inc. and Steve W. Lebo, D.D.S.

         *10.1       -- Securities Purchase Agreement dated
                        December 18, 1995 among Castle Dental
                        Centers, Inc., Jack H. Castle,
                        D.D.S., P.C., JHCDDS, Inc. and
                        certain investors.
         *10.2       -- Amendment No. 1 to Securities
                        Purchase Agreement dated June 16,
                        1997 among Castle Dental Centers,
                        Inc., Jack H. Castle, D.D.S., P.C.,
                        JHCDDS, Inc. and certain investors.
         *10.3       -- 12% Senior Subordinated Note due
                        December 18, 2002 between Castle
                        Dental Centers, Inc. and NAP &
                        Company in the principal amount of
                        $5,050,000.
         *10.4       -- 12% Senior Subordinated Note due
                        December 18, 2002 between Castle
                        Dental Centers, Inc. and Fuelship &
                        Company in the principal amount of
                        $1,000,000.
         *10.5       -- 12% Senior Subordinated Note due
                        December 18, 2002 between Castle
                        Dental Centers, Inc. and Northman &
                        Company in the principal amount of
                        $1,450,000.
         *10.6       -- Management Services Agreement
                        effective December 18, 1995 by and
                        between Castle Dental Centers, Inc.
                        and Jack H. Castle, D.D.S., P.C.
         *10.7       -- Amendment to Management Services
                        Agreement between Castle Dental
                        Centers, Inc. and Jack H. Castle,
                        D.D.S., P.C., dated as of August 15,
                        1996.
         *10.8       -- Accounts Receivable Purchase
                        Agreement dated December 18, 1995,
                        between Jack H. Castle, D.D.S., P.C.
                        and Castle Dental Centers, Inc.
         *10.9       -- Plan and Agreement of Merger of
                        Family Dental Services of Texas, Inc.
                        with and into Castle Dental Centers,
                        Inc. dated December 18, 1995.
         *10.10      -- Stock Purchase Agreement dated
                        December 18, 1995 by and between Jack
                        H. Castle, D.D.S. and Castle Dental
                        Centers, Inc.
         *10.11      -- Amendment to Stock Purchase Agreement
                        by and between Jack H. Castle, D.D.S.
                        and Castle Dental Centers, Inc.,
                        dated as of August 15, 1996.
         *10.12      -- Deferred Compensation Agreement
                        effective December 18, 1995 by and
                        between Castle Dental Centers, Inc.
                        and Jack H. Castle, D.D.S.
         *10.13      -- Indemnity Agreement dated December
                        18, 1995 by and between Castle Dental
                        Centers, Inc. and G. Kent Kahle.
         *10.14      -- Indemnity Agreement dated December
                        18, 1995, by and between Castle
                        Dental Centers, Inc. and Jack H.
                        Castle, D.D.S.
         *10.15      -- Indemnity Agreement dated December
                        18, 1995 by and between Castle Dental
                        Centers, Inc. and Jack H. Castle, Jr.
         *10.16      -- Indemnity Agreement dated December
                        18, 1995 by and between Castle Dental
                        Centers, Inc. and Robert J. Cresci.
         *10.17      -- Indemnity Agreement dated August 16,
                        1996 by and between Castle Dental
                        Centers, Inc. and Bannus B. Hudson.
         *10.18      -- Indemnity Agreement dated August 16,
                        1996 by and between Castle Dental
                        Centers, Inc. and Elizabeth A.
                        Tilney.
         *10.19      -- Asset Purchase Agreement dated May
                        19, 1996 by and among Castle Dental
                        Centers of Florida, Inc., and 1st
                        Dental Care, Inc., Hernando Dental
                        Center-Lester B. Greenberg, D.D.S.,
                        P.A., M&B Dental Lab, Inc., Lester B.
                        Greenberg, D.D.S. and Elisa
                        Greenberg.
         *10.20      -- 10% Note due May 19, 2001 by and
                        between Castle Dental Centers, Inc.
                        and 1st Dental Care, Inc. in the
                        principal amount of $1,787,938.
         *10.21      -- 6.36% Note due May 19, 2000 by and
                        between Castle Dental Centers, Inc.
                        and 1st Dental Care, Inc. in the
                        principal amount of $656,588.

       EXHIBIT
       NUMBER                           DESCRIPTION OF EXHIBIT
--------------------    --------------------------------------------------------
         *10.22      -- 6.36% Note due May 19, 2000 by and
                        between Castle Dental Centers, Inc.
                        and M&B Dental Lab, Inc. in the
                        principal amount of $286,775.
         *10.23      -- Management Services Agreement
                        effective May 19, 1996 by and between
                        Castle Dental Centers of Florida,
                        Inc. and Castle 1st Dental Care, P.A.
         *10.24      -- Amendment to Management Services
                        Agreement between Castle Dental
                        Centers of Florida, Inc. and Castle
                        1st Dental Care, P.A., dated as of
                        August 16, 1996.
         *10.25      -- Accounts Receivable Purchase
                        Agreement dated May 19, 1996, between
                        Castle 1st Dental Care, P.A. and
                        Castle Dental Centers of Florida,
                        Inc.
         *10.26      -- Trade Name License Agreement
                        effective May 19, 1996 by and between
                        Castle Dental Centers of Florida,
                        Inc. and Castle 1st Dental Care, P.A.
         *10.27      -- Trademark License Agreement effective
                        May 19, 1996 by and between Castle
                        Dental Centers of Florida, Inc. and
                        Castle 1st Dental Care, P.A.
         *10.28      -- Employment Agreement dated May 19,
                        1996 by and between Castle Dental
                        Centers of Florida, Inc. and Lester
                        B. Greenberg, D.D.S.
         *10.29      -- Asset Purchase Agreement dated April
                        29, 1996 by and among Castle Dental
                        Centers of Tennessee, Inc. and
                        Mid-South Dental Center, P.C. and G.
                        Powell Bilyeu, D.D.S.
         *10.30      -- 10% Note due May 30, 2001 by and
                        between Castle Dental Centers, Inc.
                        and Mid-South Dental Centers, P.C. in
                        the principal amount of $750,000.
         *10.31      -- Accounts Receivable Purchase
                        Agreement dated May 31, 1996, between
                        Castle Mid-South Dental Centers, P.C.
                        and Castle Dental Centers of
                        Tennessee, Inc.
         *10.32      -- Management Services Agreement
                        effective May 31, 1996 by and between
                        Castle Dental Centers of Tennessee,
                        Inc. and Castle Mid-South Dental
                        Center, P.C.
         *10.33      -- Amendment to Management Services
                        Agreement between Castle Dental
                        Centers of Tennessee, Inc. and Castle
                        Mid-South Dental Center, P.C., dated
                        as of August 16, 1996.
         *10.34      -- Trade Name License Agreement
                        effective May 31, 1996 by and between
                        Castle Dental Centers of Tennessee,
                        Inc. and Castle Mid-South Dental
                        Centers, P.C.
         *10.35      -- Trademark License Agreement effective
                        May 31, 1996 by and between Castle
                        Dental Centers of Tennessee, Inc. and
                        Castle Mid-South Dental Centers, P.C.
         *10.36      -- Employment Agreement dated May 31,
                        1996 by and between Castle Dental
                        Centers of Tennessee, Inc., and G.
                        Powell Bilyeu, D.D.S.
         *10.37      -- Asset Purchase Agreement dated August
                        9, 1996 by and among Castle Dental
                        Centers, Inc.; Castle Dental Centers
                        of Texas, Inc.; Consolidated
                        Industries, Inc.; S.A. Dental
                        Services, P.C.; C.A. Dental Services,
                        P.C.; S.C.A. Dental Services, P.C.;
                        Austin Periodontist Associates, Inc.;
                        Joseph A. Bonola, D.D.S.; and Kristen
                        Bonola.
         *10.38      -- Plan and Agreement of Reorganization
                        dated August 9, 1996 by and among
                        Castle Dental Centers, Inc.; Castle
                        Dental Centers of Texas, Inc.; N.A.
                        Dental Services, P.C.; EFW Dental
                        Services, P.C.; HDC Dental Services,
                        P.C.; Midcities Dental Services,
                        P.C.; NEFW Dental Services, P.C.;
                        West Ft. Worth Dental Services, P.C.;
                        Joseph A. Bonola, D.D.S.; Kristen
                        Bonola; and Larry Charles Jackson.
         *10.39      -- 10% Note due July 9, 2001 between
                        Castle Dental Centers, Inc. and
                        Joseph Bonola, D.D.S. in the
                        principal amount of $1,000,000.
         *10.40      -- License Agreement effective August 9,
                        1996 by and between Joseph A. Bonola,
                        D.D.S. and Castle Dental Centers of
                        Texas, Inc.
         *10.41      -- Employment Agreement dated August 9,
                        1996 by and between Jack H. Castle,
                        D.D.S., P.C., and Joseph A. Bonola,
                        D.D.S.

       EXHIBIT
       NUMBER                           DESCRIPTION OF EXHIBIT
--------------------    --------------------------------------------------------
         *10.42      -- Escrow Agreement dated August 9, 1996
                        by and among N.A. Dental Services,
                        P.C.; EFW Dental Services P.C.; NEFW
                        Dental Services, P.C.; HDC Dental
                        Services, P.C.; Midcities Dental
                        Services, P.C.; West Ft. Worth Dental
                        Services, P.C.; Joseph A. Bonola and
                        Kristen Bonola; Castle Dental Centers
                        of Texas, Inc,.; and the escrow agent
                        named therein.
         *10.43      -- 1996 Castle Dental Centers, Inc.
                        Omnibus Stock and Incentive Plan, as
                        amended.
         *10.44      -- 1996 Castle Dental Centers, Inc.
                        Non-Employee Directors' Plan, as
                        amended.
          10.45      -- Agreement and Plan of Merger dated as
                        of December 8, 1997 by and among Castle
                        Dental Centers of Texas, Inc and Steve W.
                        Lebo, D.D.S., Inc. and Steve W. Lebo, D.D.S.
          10.46      -- Reserved
          10.47      -- Reserved
          10.48      -- Reserved
         *10.49      -- Amended and Restated Credit Agreement
                        dated May 31, 1996 between Castle
                        Dental Centers, Inc. and NationsBank
                        of Texas, N.A.
         *10.50      -- $3,000,000 Revolving Credit Note
                        dated May 31, 1996 between Castle
                        Dental Centers, Inc. and NationsBank
                        of Texas, N.A.
         *10.51      -- $6,000,000 Term Note dated May 31,
                        1996 between Castle Dental Centers,
                        Inc. and NationsBank of Texas, N.A.
         *10.52      -- $10,000,000 Advancing Term Note dated
                        May 31, 1996 between Castle Dental
                        Centers, Inc. and NationsBank of
                        Texas, N.A.
         *10.53      -- Amended and Restated Security
                        Agreement (Stocks, Bonds and Other
                        Securities) dated May 31, 1996
                        between Castle Dental Centers, Inc.
                        and NationsBank of
                        Texas, N.A.
         *10.54      -- Amended and Restated Security
                        Agreement (Accounts, Inventory,
                        Equipment, Chattel Paper, Documents,
                        Instruments, General Intangibles and
                        Other Property) dated May 31, 1996
                        between Castle Dental Centers, Inc.
                        and NationsBank of Texas, N.A.
         *10.55      -- Amended and Restated Guaranty
                        Agreement dated May 31, 1996 by Jack
                        H. Castle, Jr. in favor of
                        NationsBank of Texas, N.A.
         *10.56      -- Guaranty Agreement dated May 31, 1996
                        by JHCDDS, Inc. in favor of
                        NationsBank of Texas, N.A.
         *10.57      -- Amended and Restated Security
                        Agreement (Accounts, Inventory,
                        Equipment, Chattel Paper, Documents,
                        Instruments, General Intangibles and
                        Other Property) dated May 31, 1996
                        between JHCDDS, Inc. and NationsBank
                        of Texas, N.A.
         *10.58      -- Security Agreement (Accounts,
                        Inventory, Equipment, Chattel Paper,
                        Documents, Instruments, General
                        Intangibles and Other Property) dated
                        May 31, 1996 between Castle Dental
                        Centers of Florida, Inc. and
                        NationsBank of Texas, N.A.
         *10.59      -- Guaranty Agreement dated May 31, 1996
                        by Castle Dental Centers of Florida,
                        Inc. in favor of NationsBank of
                        Texas, N.A.
         *10.60      -- Security Agreement (Accounts,
                        Inventory, Equipment, Chattel Paper,
                        Documents, Instruments, General
                        Intangibles and Other Property) dated
                        May 31, 1996 between Castle Dental
                        Centers of Tennessee, Inc. and
                        NationsBank of Texas, N.A.
         *10.61      -- Guaranty Agreement dated May 31, 1996
                        by Castle Dental Centers of
                        Tennessee, Inc. in favor of
                        NationsBank of Texas, N.A.
         *10.62      -- Lease dated January 1, 1996 by and
                        between Goforth, Inc. and Family
                        Dental Services of Texas, Inc.
         *10.63      -- Lease Agreement effective February
                        20, 1995 by and between Lehndorff
                        Four Oaks Place Joint Venture and
                        Family Dental Services of Texas, Inc.
          10.64      -- Credit Agreement dated as of November 7, 1997
                        between Castle Dental Centers, Inc.
                        and NationsBank of Texas, N.A., as agent
          10.65      -- First Amendment to Credit Agreement effective
                        as of February 11, 1998 between Castle Dental
                        Centers, Inc. and NationsBank of Texas, N.A., as agent.
          10.66      -- Reserved

       EXHIBIT
       NUMBER                           DESCRIPTION OF EXHIBIT
--------------------    --------------------------------------------------------
         *10.67      -- Option Agreement effective as of
                        December 18, 1995 by and between Jack
                        H. Castle, D.D.S. and Castle Dental
                        Centers, Inc.
         *10.68      -- Option Agreement effective as of May
                        19, 1996 by and between Lester B.
                        Greenberg, D.D.S. and Castle Dental
                        Centers of Florida, Inc.
         *10.69      -- Incentive Stock Option Agreement
                        dated May 31, 1996 between Castle
                        Dental Centers, Inc. and G. Powell
                        Bilyeu, D.D.S.
         *10.70      -- Incentive Stock Option Agreement
                        dated May 31, 1996 between Castle
                        Dental Centers, Inc. and Phillip T.
                        Hamner.
         *10.71      -- Incentive Stock Option Agreement
                        dated May 31, 1996 between Castle
                        Dental Centers, Inc. and David North.
         *10.72      -- Option Agreement effective as of May
                        31, 1996 by and between G. Powell
                        Bilyeu and Castle Dental Centers of
                        Tennessee, Inc.
         *10.73      -- Second Amendment and Supplement to
                        Amended and Restated Credit Agreement
                        dated as of June 16, 1997 between
                        Castle Dental Centers, Inc. and
                        NationsBank of Texas, N.A.
         *10.74      -- 12% Senior Subordinated Note due
                        January 31, 1998 between Castle
                        Dental Centers, Inc. and NAP &
                        Company in the principal amount of
                        $1,347,000.
         *10.75      -- 12% Senior Subordinated Note due
                        January 31, 1998 between Castle
                        Dental Centers, Inc. and Fuelship &
                        Company in the principal amount of
                        $267,000.
         *10.76      -- 12% Senior Subordinated Note due
                        January 31, 1998 between Castle
                        Dental Centers, Inc. and Northman &
                        Co. in the principal amount of
                        $386,000.
         *10.77     --  Amendment No. 1 to Deferred
                        Compensation Agreement dated June 16,
                        1997 by and between Castle Dental
                        Centers, Inc. and Jack H. Castle,
                        D.D.S.
         *10.78      -- Option Agreement for the Purchase and
                        Sale of Businesses dated as of June
                        1, 1997 by and among Castle Dental
                        Centers of Texas, Inc., Castle Dental
                        Centers, Inc., Jack H. Castle,
                        D.D.S., P.C., SW Dental Associates,
                        LC, John Goodman, D.D.S. and Harold
                        Simpson, Jr.
         *10.80      -- Member Interests Purchase Agreement
                        dated as of June 1, 1997 by and among
                        Castle Dental Centers of Texas, Inc.,
                        Castle Dental Centers, Inc., Jack H.
                        Castle, D.D.S., P.C., SW Dental
                        Associates, LC, John Goodman, D.D.S.
                        and Harold Simpson, Jr.
         *10.81     --  Management Services Agreement
                        effective June 1, 1997 by and between
                        Castle Dental Centers of Texas, Inc.,
                        and SW Dental Associates, LC.
         *10.82     --  Employment Agreement dated as of June
                        1, 1997 by and between Castle Dental
                        Centers of Texas, Inc. and John
                        Goodman, D.D.S.
         *10.83      -- Consulting Agreement dated as of June
                        1, 1997 by and between Castle Dental
                        Centers of Texas, Inc. and Sheryl K.
                        Goodman.
         *10.84     --  Option Agreement dated as of June 18,
                        1997 by and among Castle Dental
                        Centers, Inc., Castle Dental Centers
                        of Florida, Inc., Lester Greenberg
                        D.D.S. and NationsBank of Texas, N.A.
          21         -- Subsidiaries of the Registrant.
          27.1       -- Financial Data Schedule as of December 31, 1997.
          27.2       -- Restated Financial Data Schedule as of December 31,
                        1996.
          27.3       -- Restated Financial Data Schedule as of September 30,
                        1997


------------
 * Incorporated herein by reference to the Company's Registration Statement on Form S-1 (registration number 333-1335)
                                      II-8