Form 10-Q
period 1998-03-31
CASTLE DENTAL CENTERS INC
filed 1998-05-15
CIK 1018152

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

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

      Registrant's telephone number, including area code: (713) 479-8000

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

                Yes    [X]           No   [ ]

      The number of shares of Common Stock issued and outstanding, par value, $0.001 per share, as of May 14, 1998 was 6,252,585.

                         CASTLE DENTAL CENTERS, INC.
                                    INDEX

                                                                      PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets
           December 31, 1997 and March 31, 1998 ............            3

           Consolidated Statements of Operations
           For the Three Months Ended March 31, 1997 and
           1998.............................................            4

           Condensed Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 1997 and
           1998.............................................            5

           Notes to Consolidated Financial Statements.......            6

         Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations...            8

PART II.
         Item 1. Legal Proceedings..........................           13

         Item 2. Changes in Securities and Use of Proceeds..           13

         Item 3. Defaults Upon Senior Securities............           13

         Item 4. Submission of Matters to a Vote of Security
                 Holders....................................           13

         Item 5. Other Information..........................           13

         Item 6. Exhibits and Reports on Form 8-K...........           13

SIGNATURES..................................................           14

PART I:  FINANCIAL INFORMATION

                         CASTLE DENTAL CENTERS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                                      December 31,   March 31,
                                                          1997         1998
                                                         --------    ---------
                                                                    (Unaudited)
                                    ASSETS
Current Assets:
   Cash and cash equivalents.......................      $  2,908    $   1,779
   Patient receivables, net........................         5,841        7,540
   Unbilled patient receivables, net...............         2,521        2,600
   Prepaid expenses and other current assets.......           838        1,249
                                                         --------    ---------
        Total current assets.......................        12,108       13,168
                                                         --------    ---------
Property and equipment, net........................         5,189        8,499
Intangible assets, net.............................        25,565       44,928
Deferred income taxes, net.........................         1,125          813
Other assets.......................................           526          769
                                                         --------    ---------
       Total assets................................      $ 44,513    $  68,177
                                                         ========    =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt and capital lease
   obligations.....................................        $2,598    $   2,255
   Accounts payable and accrued liabilities........         4,935        6,563
   Deferred compensation payable, related party....           658          526
                                                         --------    ---------
       Total current liabilities...................         8,191        9,344
                                                         --------    ---------

Long-term debt and capital lease obligations, net of
  current portion..................................         2,607       20,136
Other long-term liabilities, related party.........         1,052          921
Minority interest..................................            --          166
Preferred stock, $.001 par value, 5,000,000 shares
   authorized; 119,231 shares Series B issued and
   outstanding March 31, 1998 and December 31, 1997.        1,550        1,550

Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares
    authorized; 6,229,239 and 6,252,585 shares
    issued and outstanding..........................            6            6
  Additional paid-in capital.......................        40,818       45,103
  Accumulated deficit..............................        (9,711)      (9,049)
                                                         --------    ---------
       Total stockholders' equity..................        31,113       36,060
                                                         --------    ---------
       Total liabilities and stockholders' equity..      $ 44,513    $  68,177
                                                         ========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CASTLE DENTAL CENTERS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share data)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                           1997          1998
                                                         --------      --------
Patient revenues of affiliated dental practices ....     $ 10,456      $ 14,541
Amounts retained by affiliated dental practices ....        2,413         3,746
                                                         --------      --------
Net revenues .......................................        8,043        10,795
                                                         --------      --------
Expenses:
Clinical salaries ..................................        2,437         3,191
Dental supplies and laboratory fees ................          911         1,318
Rental and lease expense ...........................          637           759
Advertising and marketing ..........................          513           594
Depreciation and amortization ......................          427           621
Other operating expenses ...........................          857         1,378
General and administrative .........................        1,458         1,858
                                                         --------      --------
       Total expenses ..............................        7,240         9,719
                                                         --------      --------
       Operating income ............................          803         1,076
Interest expense ...................................          778           124
Other income .......................................           (8)          (22)
                                                         --------      --------
Income before income taxes .........................           33           974
Provision for income taxes .........................           12           312
                                                         --------      --------
Net income .........................................           21           662
Preferred stock accretion ..........................         (150)         --
                                                         --------      --------
Income (loss) attributable to common stock .........     $   (129)     $    662
                                                         ========      ========
Income per common share:
Net Income .........................................     $   0.01      $   0.11
                                                         ========      ========
Weighted average number of common and
  common equivalent shares outstanding .............        3,308         6,236
                                                         ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CASTLE DENTAL CENTERS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                -------------------
                                                                 1997        1998
                                                                -------    --------
Net cash provided by operating activities ...................   $ 1,307    $    481
Investing activities:
   Capital expenditures .....................................      (397)     (1,471)
   Acquisitions of affiliated practices, net of cash acquired      --       (13,108)
                                                                -------    --------
   Net cash used by investing activities ....................      (397)    (14,579)
                                                                -------    --------
Financing activities:
   Payments of long-term debt and capital lease obligations .       (88)     (1,731)
   Proceeds from debt .......................................        70      14,700
   Debt issuance cost .......................................        (4)       --
                                                                -------    --------
Net cash provided (used in) by financing activities .........       (22)     12,969
                                                                -------    --------
       Net change in cash and cash equivalents ..............       888      (1,129)
Cash and cash equivalents, beginning of period ..............       119       2,908
                                                                -------    --------
Cash and cash equivalents, end of period ....................   $ 1,007    $  1,779
                                                                =======    ========
Supplemental Cash Flow Information:
   Supplemental disclosure of non-cash investing
   and financing activities:
       Issuance of note payable for purchase of
        property and equipment ..............................   $  --      $    276
       Series A Preferred Stock Accretion ...................       150        --

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                         CASTLE DENTAL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

   1.   BASIS OF PRESENTATION:

      Castle Dental Centers, Inc. and subsidiaries (the "Company") provide administrative and management systems and services, non-healthcare personnel, facilities and equipment to certain professional corporations in Texas, Florida, California and Tennessee under long-term management services agreements. These professional corporations are collectively referred to as the affiliated dental practices.

      The accompanying unaudited consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1997 and 1998 include the accounts of the Company and its wholly owned management company subsidiaries. The Company's subsidiaries acquire operating assets and assume certain liabilities of the affiliated dental practices and provide management activities to the affiliated dental practices under the Company's long-term management services agreements. In 1997, the Emerging Issues Task Force released issued No. 97-2 "Applications of FASB Statement No. 94, Consolidation of all Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice management Entities and Certain Other Entities With Contractual management Arrangements" (Issue No. 97-2). Issue 97-2 allows consolidation by the physician practice management company (the "PPM") with the affiliated physician practice when the PPM has controlling financial interest through a contractual management arrangement. The Company's management services agreement meet the criteria of Issue 97-2 and the Company has consolidated the affiliated dental practices.

      Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the Company's annual financial statements included in the Company's Form 10K filed with the Securities and Exchange Commission, and should be read in conjunction therewith. In management's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

   2.   EARNINGS PER SHARE:

      Earnings per share are computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Shares outstanding for three months ended March 31, 1997, reflect the conversion of the Series A and Series C Preferred Stock as of the beginning of the period. The related non-cash dividend recorded in 1997 has been excluded from the earnings per share calculation. Diluted earnings per share are not presented because such amounts would be the same as amounts computed for basic earnings per share.

      Options and warrants to purchase 687,000 shares of common stock were excluded from the calculation of earnings per share for the three months ended March 31, 1998, because their effect would have been antidilutive.

   3.  ACQUISITIONS:

      In March 1998, the Company acquired all the outstanding stock of Dental World, Inc. ("DWI"), a dental practice management company located in Houston, Texas. On March 30, 1998, the Company acquired an 80.0% interest in Dental Consulting Services L.L.C. ("DCS"), a dental practice management company with headquarters in Los Angeles, California.

      The aggregate purchase price of $20.3 million, including related acquisition expenses and excluding assumed liabilities, consisted of $13.3 million in cash, $2.7 million in seller notes payable (Note 4) and 23,342 shares of Company common stock and the rights to acquire Company common stock with an aggregate fair market value of $4.3 million. Included as part of the acquisition of DCS, the Company granted the sellers a one-time right to convert a portion of their ownership interests into 407,454 shares of Company common stock. This right may be exercised not earlier than twelve months after the closing date. This conversion right has been recorded at fair market value as of the closing date. In connection with these acquisitions, the Company entered into employment and consulting agreements with certain employees and former owners of the businesses acquired and into long-term management services agreements with each of the affiliated dental practices. In addition, the former owners of DCS have been granted the right to put all or a portion of their 20% minority ownership to the Company, beginning twenty-four months after the closing date, for a combination of cash and common stock. The consideration to be paid, will be determined based on the EBITDA, as adjusted, for the DCS business.

      The assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The aggregate purchase price and related expenses exceeded the fair market value of the net assets, which value has been assigned to management services agreements and included in intangible assets. The allocation of the purchase price is preliminary and subject to change based on completion of our due diligence.

   4.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

      The Company maintains a revolving credit agreement with its bank (the "Credit Agreement") which provides for borrowings up to $42.5 million and expires November 2002. Under the Credit Agreement the original $3.0 million term loan is payable in sixteen quarterly payments beginning March 1998, while future advances require quarterly interest payments through November 1999 when principal becomes payable based on a five-year amortization and a final payment at maturity. The Credit Agreement bears interest at variable rates, which are based upon (a) either (i) the bank's base rate or (ii) LIBOR plus (b) a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125% to 0.5% of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the creation or existence of liens and set certain restrictions on acquisitions, mergers, sale of assets and restrict the payment of dividends. At March 31, 1998, approximately $17.6 million was outstanding under the Credit Agreement.

      In March 1998, the company issued $2.7 million in 8.0% subordinated notes ("Seller Note") (Note 2) in conjunction with an acquisition. The Seller Notes are payable in quarterly installments of $134,460 through December 31, 2000 with a final payment of $1.2 million due on March 31, 2001. The Seller Notes bear interest at 8.0% and are subordinated to the Company's Credit Agreement.

   5.       COMMITMENTS AND CONTINGENCIES:

      The Company is subject to claims and suits arising in the ordinary course of operations. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

      In July and August 1997, a dentist from whom the Company acquired Horizon Dental Centers in August 1996, contacted the Company asserting that the Company misrepresented the value of the Common Stock issued to him as a part of the consideration for the acquisition and demanded the issuance of approximately 200,000 shares of Common Stock as additional consideration for the transaction. The Company believes that these asserted claims are without merit and has denied the demand for the issuance of additional shares of Common Stock. In the event, that litigation is initiated against the Company, the Company intends to defend itself vigorously. In the opinion of management, resolution of these claims will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       THIS QUARTERLY REPORT ON FORM 10Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND SECTION 21B OF THE SECURITIES AND EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, AMONG OTHERS, THE CHANGING ENVIRONMENT FOR DENTAL HEALTH CARE, THE PACE OF THE COMPANY'S DEVELOPMENT AND ACQUISITION ACTIVITIES, THE REIMBURSEMENT RATES FOR DENTAL SERVICES, AND OTHER RISK FACTORS DETAILED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING THE COMPANY'S FORM 10K FOR THE YEAR ENDED DECEMBER 31, 1997, AS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

   INTRODUCTION

        The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, California and Tennessee. On March 30, 1998, the Company entered the southern California market by acquiring 80% of Dental Consulting Services L.L.C. ("DCS"), a dental practice management company in Los Angeles, California. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At March 31, 1998, the Company managed 55 dental centers with 165 affiliated dentists, orthodontists and specialists.

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

      Under the terms of the typical management services agreement with an affiliated dental practice, the Company becomes the exclusive manager and administrator of all non-dental services relating to the operation of the practice. The obligations of the Company include assuming responsibility for the operating expenses incurred in connection with managing the dental centers. These expenses include salaries, wages, and related costs of non-dental personnel, dental supplies and laboratory fees, rental and lease expenses, advertising and marketing costs, management information systems and other operating expenses incurred at the dental centers. In addition to these expenses, the Company incurs general and administrative expenses related to the billing and collection of accounts receivable, financial management and control of the dental operations, insurance, training and development, and other general corporate expenditures. As compensation for its services under the typical management services agreement and subject to applicable law, the Company is paid a management fee comprised of three components: (i) the costs incurred by it on behalf of the affiliated practice; (ii) a base management fee in an amount ranging from 12.5% to 20.0% of adjusted gross revenues; and
   (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and
   (b) the sum of (i) and (ii).

   RESULTS OF OPERATIONS

      The following table sets forth the percentages of patient revenues represented by certain items reflected in the Company's Statements of Operations. The information that follows represents historical results of the Company and does not include pre-acquisition results of the dental practices that the Company has acquired. The Company acquired Southwest Dental Associates ("SW Dental") of Austin, Texas in September 1997, and two individual practices located in Fort Worth, Texas and Nashville, Tennessee in December 1997. (Collectively referred to as the "1997 Acquisitions") In March 1998, the Company acquired Dental World, Inc. a dental practice management company located in Houston, Texas. On March 30, 1998, the Company acquired an 80.0% interest in DCS, a California-based dental practice management company. The information that follows should be read in conjunction with the Annual Audited Financial Statements and notes thereto of the Company included in the Company's Form 10K filed with the Securities and Exchange Commission, as well as the Unaudited Consolidated Financial Information, included in this Form 10Q.

                                                              FOR THE THREE
                                                               MONTHS ENDED
                                                                 MARCH 31,
                                                           -------------------
                                                             1997         1998
                                                           ------       ------
Patient revenues of affiliated dental practices ......      100.0%       100.0%
Amounts retained by affiliated dental practices ......       23.1%        25.8%
                                                           ------       ------
 Net revenues ........................................       76.9%        74.2%
                                                           ------       ------
Expenses:
 Clinical salaries ...................................       23.3%        21.9%
 Dental supplies and laboratory fees .................        8.7%         9.1%
 Rental and lease expense ............................        6.1%         5.2%
 Advertising and marketing ...........................        4.9%         4.1%
 Depreciation and amortization .......................        4.1%         4.3%
 Other operating expenses ............................        8.2%         9.5%
General and administrative ...........................       13.9%        12.8%
                                                           ------       ------
 Total expenses ......................................       69.2%        66.9%
                                                           ------       ------
 Operating income ....................................        7.7%         7.3%

Interest expense .....................................        7.4%         0.9%
Other income .........................................       (0.1%)       (0.2%)
                                                           ------       ------
Income before income taxes ...........................        0.3%         6.6%
                                                           ------       ------
Provision for income taxes ...........................        0.1%        (2.1%)
                                                           ------       ------
Net income ...........................................        0.2%         4.5%
                                                           ------       ------
Preferred stock accretion ............................       (1.4%)        (--%)
                                                           ------       ------
Net income (loss) attributable to common stock .......       (1.2%)       (4.5%)
                                                           ======       ======

   THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31,
   1997

      PATIENT REVENUES OF AFFILIATED DENTAL PRACTICES - Patient revenues of affiliated dental practices increased from $10.5 million to $14.5 million, an increase of $4.0 million or 39.1%. Approximately, $1.8 million of the increase was attributable to the 1997 Acquisitions. The opening of three de novo offices in Houston and one in Austin, Texas and the expansion of specialty services contributed to the balance of the increase.

      AMOUNTS RETAINED BY AFFILIATED DENTAL PRACTICES - Amounts retained by affiliated dental practices consist primarily of compensation paid to dentists, orthodontists, hygienists and other dental care personnel employed by the affiliated dental practice. For the three months ended March 31, 1998, amounts retained by affiliated dental practices were $3.7 million, an increase of $1.3 million or 55.2% from the comparable period of 1997. The increase was due primarily to the acquisition of SW Dental and general increase in business activity.

      NET REVENUES - For the three months ended March 31, 1998, net revenues were $10.8 million, an increase of $2.8 million or 34.2%. The acquisitions completed during 1997 contributed $1.2 million to the increase.
   Expressed as a percentage of patient revenues, net revenues decreased from 76.9% for the three months ended March 31, 1997 to 74.2% for the same 1998 period.

      CLINICAL SALARIES - Clinical salaries increased from $2.4 million for the three months ended March 31, 1997, to $3.2 million for the three months ended March 31, 1998, an increase of $0.8 million or 30.9%. The 1997 Acquisitions accounted for approximately 57.5% of the increase in clinical salaries. Expressed as a percentage of patient revenues, clinical salaries decreased from 23.3% for the first quarter of 1997 to 21.9% for the first quarter of 1998.

      DENTAL SUPPLIES AND LABORATORY FEES - Dental supplies and laboratory fees increased from $0.9 million for the three months ended March 31, 1997 to $1.3 million for the three months ended March 31, 1998, an increase of $0.4 million or 44.7%. Approximately 30.6% of the increase is attributable to 1997 Acquisitions. Higher specialty services revenues that typically require more expensive supplies accounted for the majority of the remaining increase. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 8.7% for the 1997 period to 9.1% for the 1998 period resulting primarily from the increase in specialty services.

      RENT AND LEASE EXPENSe - Rent and lease expense increased from $0.6 million for the three months ended March 31, 1997, to $0.8 million for the three months ended March 31, 1998, an increase of $0.2 million or 19.2%. The increase is attributable to the opening of four new de novo centers in Texas during the later part of 1997 and the first quarter 1998 and the 1997 Acquisitions. Expressed as a percentage of patient revenues, rent and lease expense decreased from 6.1 % for the 1997 period to 5.2% for the 1998 period.

      ADVERTISING AND MARKETING - Advertising and marketing expense increased from $0.5 million in the first quarter of 1997 to $0.6 million for the first quarter of 1998, an increase of $0.1 million or 15.7%. The increase was attributable primarily to the 1997 Acquisitions. Expressed as a percentage of patient revenues, advertising and marketing decreased from 4.9% for the 1997 period to 4.1% for the 1998 period.

      DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased from $0.4 million for the three months ended March 31, 1997, to $0.6 million for the same period of 1998, and increase of $0.2 million or 45.4%. The increase is attributable to higher depreciation and amortization of goodwill related to the 1997 Acquisitions, the opening of four new de novo offices in Texas during the last half of 1997 and early 1998 and the opening of a regional office in Austin, Texas.

      OTHER OPERATING EXPENSES - Other operating expenses increased from $0.9 million for the three months ended March 31, 1997, to $1.4 million for the three months ended March 31, 1998, and increase of $0.5 million or 60.9%. Other operating expenses include certain expenses related to the operation of the Company's dental centers and bad debt expense incurred in financing of patient receivables at the affiliated dental practices. Provisions for bad debt expense from the 1997 Acquisitions and the Company's additional Houston dental offices accounted for most of the increase. Expressed as a percentage of patient revenues, other operating expenses increased from 8.2% for the first quarter of 1997 to 9.5% for the comparable period of 1998.

      GENERAL & ADMINISTRATIVE EXPENSE - General and administrative expenses increased from $1.5 million for the three months ended March 31, 1997, to $1.9 million for the three months ended March 31, 1998, and increase of $0.4 million or 27.4%. The increase resulted from opening a regional office in Austin, Texas and increased personnel and general corporate expenses at the Company's headquarters in Houston. Expressed as a percentage of patient revenues, general and administrative expense decreased from 13.9% for the three months ended March 31, 1997 to 12.8% for the 1998 period.

      INTEREST EXPENSE - Interest expense decreased from $0.8 million for the first quarter of 1997 to $0.1 million for the first quarter of 1998. In September 1997 the Company repaid approximately $23.9 million in debt with proceeds of the initial public offering of the Company's common stock. The Company has borrowed additional funds during 1998 in connection with certain acquisitions (Note 4 of Notes to the Consolidated Financial Statements), accordingly management anticipates that interest expense will increase throughout the year.

      INCOME TAXES - The provision for income taxes was $12,000 for the three months ended March 31, 1997, compared to $0.3 million for the same period of 1998. The increase in the provision for income taxes results from increased pre-tax earnings. The estimated effective tax rate for 1998 is 32.0% which is lower then statutory tax rates due to adjustments to the Company's net operating loss carry forwards that totaled $6.0 million at December 31, 1997.

      PREFERRED STOCK ACCRETION - At March 31, 1997, the Company had outstanding Series A Preferred Stock that the holders converted to common stock coincident with the completion of the Company's initial public offering in September 1997. During the first quarter of 1997 the Company recorded an approximately $0.2 million non-cash dividend, representing the difference between the recorded value of the Preferred Stock and its redemption value. As the Preferred Stock was converted to common stock in September 1997 no accretion was recorded for the 1998 period.

   LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1998 the Company had net working capital of $3.8 million, representing a decrease in working capital of $0.1 million from the December 31, 1997, net working capital of $3.9 million. Current assets consisted of cash and cash equivalents of $1.8 million, billed and unbilled accounts receivable of $10.1 million and prepaid expenses and other current assets of $1.2 million. These current assets were partially offset by current liabilities of $9.3 million, consisting of $6.6 million in accounts payable and accrued liabilities, $2.3 million in current maturities of long-term debt and $526,000 of deferred compensation payable to a stockholder.

      For the three months ended March 31, 1997 and 1998, cash provided by operating activities was $1.3 million and $0.5 million, respectively. In the three months ended March 31, 1997, cash used in investing activities amounted to $0.4 million primarily for capital expenditures. For the three months ended March 31, 1998, cash used in investing activities was $14.6 million, consisting primarily of $13.1 million to fund acquisitions and $1.7 million for capital expenditures. For the three months ended March 31, 1997, cash used in financing activities was $22,000, primarily from net payments of long-term debt. For the three months ended March 31, 1998, cash provided by financing activities totaled $13.0 million representing $14.7 million in advances under the Company's bank credit agreement, offset partially by $1.7 million in repayments of long term debt.

      During the first three months of 1998, the Company's principal sources of liquidity consisted of cash and cash equivalents, net accounts receivable and borrowing availability under the Company's bank credit facility. The Company maintains a credit agreement with its bank (the "Credit Agreement") which provides for borrowing up to $42.5 million and matures November 2002. Borrowings under the Credit Agreement may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before taxes, depreciation and amortization ("EBITDA"), as adjusted. Under the Credit Agreement an original $3.0 million term loan is payable in sixteen quarterly payments beginning March 1998, while future advances require quarterly interest payments through November 1999 when principal becomes payable based on a five-year amortization and a final payment at maturity. The Credit Agreement bears interest at variable rates, which are based upon
   (a) either (i) the bank's base rate or (ii) LIBOR plus (b) a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125% to 0.5% of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all of the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, sale of assets and restrict the payments of dividends. At March 31, 1998, approximately $17.6 million was outstanding under the Credit Agreement.

      In March 1998, the Company acquired Dental World, Inc. a dental practice management company located in Houston, Texas. On March 30, 1998, the Company acquired an 80.0% interest in DCS a dental practice management company headquartered in Los Angeles California. Total consideration for the acquisitions amounted to $20.3 million, consisting of cash, 8.0% subordinated seller notes payable and Company common stock. The Company anticipates that the consideration for future acquisitions will consist of a combination of cash, borrowings under the Company's Credit Agreement, the issuance of Company common stock, the issuance of seller notes and the assumption of existing indebtedness of the acquired business. The Company anticipates making ongoing capital expenditures of approximately $3.0 million during the remainder of 1998, primarily to develop new dental centers in its existing markets.

      Management believes that cash flow from operations and borrowings available under the Credit Agreement should be sufficient to meet its anticipated capital expenditures and other operating requirements and to fund anticipated acquisitions for the next twelve months. However, because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, the Company's financial performance and other factors, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures or to fund future acquisitions. Additional debt and equity financing may be required in connection with future acquisitions. The availability of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

      PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

      In July and August 1997, a dentist from whom the Company acquired Horizon Dental Centers in August 1996, contacted the Company asserting that the Company misrepresented the value of the Common Stock issued to him as a part of the consideration for the acquisition and demanded the issuance of approximately 200,000 shares of Common Stock as additional consideration for the transaction. The Company believes that these asserted claims are without merit and has denied the demand for the issuance of additional shares of Common Stock. In the event, that litigation is initiated against the Company, the Company intends to defend itself vigorously. In the opinion of management, resolution of these claims will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

            Not applicable..

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

      Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable

ITEM 5.     OTHER INFORMATION.

      Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

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

      CASTLE DENTAL CENTERS, INC.


Date:  May 14, 1998                         By:    JACK H. CASTLE, JR.
                                                   Jack H. Castle, Jr.
                                                Chief Executive Officer

Date:  May 14, 1998                         By:   JOHN M. SLACK
                                                  John M. Slack
                                                Chief Financial Officer