Form 10-Q/A
period 1998-03-31
CASTLE DENTAL CENTERS INC
filed 1998-05-15
CIK 1018152

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

                                                              FOR THE THREE
                                                               MONTHS ENDED
                                                                 MARCH 31,
                                                           -------------------
                                                             1997         1998
                                                           ------       ------
Patient revenues of affiliated dental practices ......      100.0%       100.0%
Amounts retained by affiliated dental practices ......       23.1%        25.8%
                                                           ------       ------
 Net revenues ........................................       76.9%        74.2%
                                                           ------       ------
Expenses:
 Clinical salaries ...................................       23.3%        21.9%
 Dental supplies and laboratory fees .................        8.7%         9.1%
 Rental and lease expense ............................        6.1%         5.2%
 Advertising and marketing ...........................        4.9%         4.1%
 Depreciation and amortization .......................        4.1%         4.3%
 Other operating expenses ............................        8.2%         9.5%
General and administrative ...........................       13.9%        12.8%
                                                           ------       ------
 Total expenses ......................................       69.2%        66.9%
                                                           ------       ------
 Operating income ....................................        7.7%         7.3%

Interest expense .....................................        7.4%         0.9%
Other income .........................................       (0.1%)       (0.2%)
                                                           ------       ------
Income before income taxes ...........................        0.3%         6.6%
                                                           ------       ------
Provision for income taxes ...........................        0.1%        (2.1%)
                                                           ------       ------
Net income ...........................................        0.2%         4.5%
                                                           ------       ------
Preferred stock accretion ............................       (1.4%)        (--%)
                                                           ------       ------
Net income (loss) attributable to common stock .......       (1.2%)        4.5%
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