Form 10-Q
period 1998-06-30
CASTLE DENTAL CENTERS INC
filed 1998-08-14
CIK 1018152

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

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

                             Yes [X]       No [ ]

      The number of shares of Common Stock issued and outstanding, par value, $0.001 per share, as of August 14, 1998 was 6,696,029.

                         CASTLE DENTAL CENTERS, INC.
                                    INDEX

                                                                        PAGE
                                                                        ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets

           December 31, 1997 and June 30, 1998.........................   3

           Consolidated Statements of Operations For the Three
           Months and Six Months Ended June 30, 1997 and 1998..........   4

           Condensed Consolidated Statements of Cash Flows For the
           Six Months Ended June 30, 1997 and 1998.....................   5

           Notes to Consolidated Financial Statements..................   6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................   8

PART II.
         Item 1. Legal Proceedings.....................................  15

         Item 2. Changes in Securities and Use of Proceeds.............  15

         Item 3. Defaults Upon Senior Securities.......................  15

         Item 4. Submission of Matters to a Vote of Security Holders...  15

         Item 5. Other Information.....................................  15

         Item 6. Exhibits and Reports on Form 8-K......................  16

SIGNATURES.............................................................  16

PART I:  FINANCIAL INFORMATION

                           CASTLE DENTAL CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        DECEMBER 31,  JUNE 30,
                                                           1997        1998
                                                         --------    --------
                                                                   (Unaudited)
                  ASSETS
Current Assets:
   Cash and cash equivalents.......................      $  2,908    $  3,958
   Patient receivables, net........................         5,841       7,845
   Unbilled patient receivables, net...............         2,521       2,834
   Prepaid expenses and other current assets.......           838       1,017
                                                         --------    --------
        Total current assets.......................        12,108      15,654
                                                         --------    --------
Property and equipment, net........................         5,189       9,113
Intangible assets, net.............................        25,565      44,714
Other assets.......................................           526         639
Deferred income taxes, net.........................         1,125         262
                                                         --------    --------
       Total assets................................      $ 44,513    $ 70,382
                                                         ========    ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt and
     capital lease obligations ....................        $2,598    $  1,429
   Accounts payable and accrued liabilities........         4,935       7,420
   Deferred compensation payable, related party....           658         526
                                                         --------    --------
        Total current liabilities..................         8,191       9,375
                                                         --------    --------
Long-term debt and capital lease obligations,
  net of current portion ..........................         2,607      21,611
Other long-term liabilities, related party.........         1,052         789
Minority interest..................................            --         241
Preferred stock, $.001 par value, 5,000,000
  shares authorized; 119,231 shares Series B
  issued and outstanding December 31, 1997 and
  June 30, 1998....................................         1,550       1,550

Stockholders' equity:
  Common stock, $.001 par value, 30,000,000
    shares authorized; 6,229,239 and 6,660,039
    shares issued and outstanding, respectively....             6           7
  Additional paid-in capital.......................        40,818      45,077
  Accumulated deficit..............................        (9,711)     (8,268)
                                                         --------    --------
       Total stockholders' equity..................        31,113      36,816
                                                         --------    --------
Total liabilities and stockholders' equity.........      $ 44,513    $ 70,382
                                                         ========    ========
               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           CASTLE DENTAL CENTERS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)

                                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                JUNE 30,                          JUNE 30,
                                                                        -------------------------         -------------------------
                                                                          1997             1998             1997             1998
                                                                        --------         --------         --------         --------
Patient revenues of affiliated dental practices ................        $ 10,871         $ 19,679         $ 21,327         $ 34,220
Amounts retained by affiliated dental practices ................           2,333            4,538            4,746            8,285
                                                                        --------         --------         --------         --------
Net revenues ...................................................           8,538           15,141           16,581           25,935
                                                                        --------         --------         --------         --------
Expenses:
Clinic salaries ................................................           2,551            4,447            4,989            7,638
Dental supplies and laboratory fees ............................           1,056            1,973            1,967            3,291
Rental and lease expense .......................................             621              996            1,258            1,755
Advertising and marketing ......................................             518              800            1,031            1,394
Depreciation and amortization ..................................             536              987              963            1,608
Other operating expenses .......................................             928            1,962            1,784            3,340
General and administrative .....................................           1,589            2,263            3,047            4,121
                                                                        --------         --------         --------         --------
       Total expenses ..........................................           7,799           13,428           15,039           23,147
                                                                        --------         --------         --------         --------
Operating income ...............................................             739            1,713            1,542            2,788

Interest expense ...............................................            (905)            (493)          (1,683)            (617)
Interest expense, related party ................................            --                (58)            --                (58)
Other income ...................................................               3                3               12               26
                                                                        --------         --------         --------         --------
Income (loss) before income taxes ..............................            (163)           1,165             (129)           2,139

Provision (benefit) for income taxes ...........................             (62)             384              (49)             696
                                                                        --------         --------         --------         --------
Net income (loss) ..............................................            (101)             781              (80)           1,443

Preferred stock accretion ......................................            (159)            --               (309)            --
                                                                        --------         --------         --------         --------
Income (loss) attributable to common stock .....................        $   (260)        $    781         $   (389)        $  1,443
                                                                        ========         ========         ========         ========
Income (loss) per common share:
Net Income
       Basic....................................................        $  (0.03)(1)     $  0. 12         $  (0.02)(1)     $   0.22
                                                                        ========         ========         ========         ========
       Diluted..................................................        $  (0.03)(1)     $   0.12         $  (0.02)(1)     $   0.22
                                                                        ========         ========         ========         ========
Weighted average number of common and
  Common equivalent shares outstanding
       Basic ...................................................           3,308            6,660            3,308            6,448
                                                                        ========         ========         ========         ========
       Diluted..................................................           3,308            6,704            3,308            6,461
                                                                        ========         ========         ========         ========

(1) Per share information differs from less attributable to common stock dividend by weighted average number of common and common equivalent shares outstanding because accretion of the preferred stock is added back to the loss attributable to common stock under the if-converted method of arriving at common equivalent shares outstanding.


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CASTLE DENTAL CENTERS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                       SIX MONTHS ENDED JUNE 30,
                                                       ------------------------
                                                          1997         1998
                                                        -------      --------
Net cash provided by operating activities ...........   $ 1,076      $  3,050
Investing activities:
   Capital expenditures .............................      (443)       (2,889)
   Acquisition of affiliated practices,
     net of cash acquired ...........................      --         (12,905)
   Escrow deposit ...................................    (1,000)         --
                                                        -------      --------
Net cash used by investing activities ...............    (1,443)      (15,794)
                                                        -------      --------
Financing activities:
   Payments of long-term debt and capital
     lease obligations ..............................      (148)       (1,747)
   Proceeds from debt, related party ................     2,000          --
   Proceeds from debt ...............................        70        15,541
   Offering costs ...................................      (146)         --
                                                        -------      --------
Net cash provided by financing activities ...........     1,776        13,794
                                                        -------      --------
       Net change in cash and cash equivalents ......     1,409         1,050
Cash and cash equivalents, beginning of period ......        79         2,908
                                                        -------      --------
Cash and cash equivalents, end of period ............   $ 1,488      $  3,958
                                                        =======      ========

Supplemental Cash Flow Information:
   Supplemental disclosure of non-cash investing
   and financing activities:
       Issuance of capital lease obligation for
         purchase of property and equipment .........   $   357      $   --
       Issuance of note payable for purchase of
        property and equipment ......................      --             276
       Issuance of preferred stock in
         connection with related party financing ....     1,144          --
       Series A Preferred Stock Accretion ...........       309          --

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

   The accompanying unaudited consolidated financial statements as of June 30, 1998 and for the three and six months ended June 30, 1997 and 1998 include the accounts of the Company and its wholly owned management company subsidiaries and the affiliated professional corporations. The Company's subsidiaries acquire operating assets and assume certain liabilities of the affiliated dental practices and provide management activities to the affiliated dental practices under the Company's long-term management services agreements. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the Company's annual financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission, and should be read in conjunction therewith. In management's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

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

   Earnings per share are computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Shares outstanding for the three and six months ended June 30, 1997 reflect the conversion of the Series A and Series C Preferred Stock as of the beginning of the period. The related non-cash dividend recorded in 1997 has been excluded from the earnings per share calculation.

3.  ACQUISITIONS:

   In March 1998, the Company acquired all the outstanding stock of Dental World, Inc. ("DWI"), a dental practice management company located in Houston, Texas. On March 30, 1998, the Company acquired an 80.0% interest in Dental Consulting Services L.L.C. ("DCS"), a dental practice management company with headquarters in Los Angeles, California.

   The aggregate purchase price of $20.3 million, including related acquisition expenses and excluding assumed liabilities, consisted of $13.3 million in cash, $2.7 million in seller notes payable (Note 4) and 23,342 shares of Company common stock and the rights to acquire Company common stock with an aggregate fair market value of $4.3 million. Included as part of the acquisition of DCS, the Company granted the sellers a one-time right to convert a portion of their ownership interests into 40,454 shares of Company common stock. This right may be exercised not earlier than twelve months after the closing date. This conversion right has been recorded at fair market value as of the closing date. In connection with these acquisitions, the Company entered into employment and consulting agreements with certain employees and former owners of the businesses acquired and into long-term management services agreements with each of the affiliated dental practices. In addition, the former owners of DCS have been granted the right to put all or a portion of their 20% minority ownership to the Company, beginning twenty-four months after the closing date, for a combination of cash and common stock. The consideration to be paid will be determined based on the EBITDA, as adjusted, for the DCS business.

   The assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The aggregate purchase price and related expenses exceeded the fair market value of the net assets, which value has been assigned to management services agreements and included in intangible assets. The allocation of the purchase price is preliminary and subject to change based on completion of the Company's due diligence.

4.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

   The Company maintains a revolving credit agreement with its bank (the "Credit Agreement") which provides for borrowings up to $42.5 million and expires November 2002. Under the Credit Agreement the original $3.0 million term loan is payable in sixteen quarterly payments beginning March 1998, while future advances require quarterly interest payments through November 1999 when principal becomes payable based on a five-year amortization and a final payment at maturity. The Credit Agreement bears interest at variable rates, which are based upon (a) either (i) the bank's base rate, or (ii) LIBOR plus (b) a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125% to 0.5% of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the creation or existence of liens and set certain restrictions on acquisitions, mergers, sale of assets and restrict the payment of dividends. At June 30, 1998, approximately $18.6 million was outstanding under the Credit Agreement.

   In March 1998, the company issued $2.7 million in 8.0% subordinated notes ("Seller Notes") (Note 2) in conjunction with an acquisition. The Seller Notes are payable in quarterly installments of $134,458 through December 31, 2000 with a final payment of $1.2 million due on March 31, 2001. The Seller Notes bear interest at 8.0% and are subordinated to the Company's Credit Agreement.

5.  COMMITMENTS AND CONTINGENCIES

   The Company is subject to claims and suits arising in the ordinary course of operations. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

   In August 1998, the former owner of certain dental practices acquired by the Company in August 1996, filed a lawsuit against the Company in the 190th District Court of Harris County, Texas. The lawsuit alleges that the Company committed various acts of fraud, securities fraud, conspiracy, breach of contract and misrepresentation concerning the value of the Company's common stock issued in the acquisition of the dental practices. The lawsuit seeks damages and exemplary damages in the amount of $11 million. The Company believes that the asserted claims are without merit and intends to defend itself vigorously. In the opinion of management, resolution of these claims will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

6.  SUBSEQUENT EVENTS

      In July and August 1998, the Company acquired the assets of three dental practices and the stock of a dental management company, all located in Florida, and acquired the stock of two dental practices in the Los Angeles area. Consideration for these acquisitions consisted of a combination of cash, notes and stock of approximately $4.1 million.

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

OVERVIEW

      The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, California and Tennessee. On March 30, 1998, the Company entered the southern California market by acquiring 80% of Dental Consulting Services L.L.C. ("DCS"), a dental practice management company in Los Angeles, California. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At June 30, 1998, the Company managed 58 dental centers with 165 affiliated dentists, orthodontists and specialists.

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

RESULTS OF OPERATIONS

      The following table sets forth the percentages of patient revenues represented by certain items reflected in the Company's Statements of Operations. The information that follows represents historical results of the Company and does not include pre-acquisition results of the dental practices that the Company has acquired. The Company acquired Southwest Dental Associates of Austin, Texas in September 1997, and two individual practices located in Fort Worth, Texas and Nashville, Tennessee in December 1997. In March 1998, the Company acquired Dental World, Inc. a dental practice management company located in Houston, Texas. On March 30, 1998, the Company acquired an 80.0% interest in DCS, a California-based dental practice management company. All of the acquisitions are referred to herein as the "Completed Acquisitions". The information that follows should be read in conjunction with the Annual Audited Financial Statements and notes thereto of the Company included in the Company's Form 10-K filed with the Securities and Exchange Commission, as well as the Unaudited Consolidated Financial Information, included in this Form 10-Q.

                                                                        FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                                 JUNE 30,                          JUNE 30,
                                                                         -----------------------           -----------------------
                                                                           1997             1998             1997             1998
                                                                         ------           ------           ------           ------
Patient revenues of affiliated dental practices ................          100.0%           100.0%           100.0%           100.0%
Amounts retained by affiliated dental practices ................           21.5%            23.1%            22.3%            24.2%
                                                                         ------           ------           ------           ------
Net revenues ...................................................           78.5%            76.9%            77.7%            75.8%
                                                                         ------           ------           ------           ------
Expenses:
Clinical salaries ..............................................           23.5%            22.6%            23.4%            22.3%
Dental supplies and laboratory fees ............................            9.7%            10.0%             9.2%             9.6%
Rental and lease expense .......................................            5.7%             5.1%             5.9%             5.1%
Advertising and marketing ......................................            4.8%             4.1%             4.8%             4.1%
Depreciation and amortization ..................................            4.9%             5.0%             4.5%             4.7%
Other operating expenses .......................................            8.5%            10.0%             8.4%             9.8%
   General and administrative ..................................           14.6%            11.4%            14.3%            12.1%
                                                                         ------           ------           ------           ------
       Total expenses ..........................................           71.7%            68.2%            70.5%            67.7%
                                                                         ------           ------           ------           ------
       Operating income ........................................            6.8%             8.7%             7.2%             8.1%

Interest expense ...............................................           (8.3%)           (2.4%)           (7.9%)           (1.8%)
Interest expense, related party ................................            0.0%            (0.3%)            0.0%            (0.2%)
Other income ...................................................            0.0%             0.0%             0.1%             0.1%
                                                                         ------           ------           ------           ------
Income(loss) before income taxes ...............................           (1.5%)            6.0%            (0.6%)            6.2%
Provision(benefit) for income taxes ............................           (0.6%)            2.0%            (0.2%)            2.0%
                                                                         ------           ------           ------           ------
Net profit(loss) ...............................................           (0.9%)            4.0%            (0.4%)            4.2%
Preferred stock accretion ......................................           (1.5%)            0.0%            (1.4%)            0.0%
                                                                         ------           ------           ------           ------
Net profit(loss) attributable to common stock ..................           (2.4%)            4.0%            (1.8%)            4.2%
                                                                         ======           ======           ======           ======

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

   PATIENT REVENUES OF AFFILIATED DENTAL PRACTICES - Patient revenues of affiliated dental practices increased from $10.9 million to $19.7 million, an increase of $8.8 million or 81.0%. Approximately, $5.9 million of the increase was attributable to the Completed Acquisitions. The opening of seven de novo offices in Houston, Austin, and Nashville contributed $1.4 million in patient revenues and dental centers open more than one year realized increased patient revenues of $1.5 million, or 13.8%, above comparable levels in the year earlier period.

   AMOUNTS RETAINED BY AFFILIATED DENTAL PRACTICES - Amounts retained by affiliated dental practices consists primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the three months ended June 30, 1998, amounts retained by affiliated dental practices were $4.5 million, an increase of $2.2 million or 94.5% from the comparable period of 1997. The increase was due primarily to the

Completed Acquisitions, staffing of new dental centers and increased dentist compensation resulting from higher patient revenues. Expressed as a percentage of patient revenues, amounts retained by affiliated dental practices increased from 21.5% for the three months ended June 30, 1997 to 23.1% from the comparable 1998 period.

   NET REVENUES - For the three months ended June 30, 1998, net revenues were $15.1 million, an increase of $6.6 million or 77.3%. The Completed Acquisitions and de novo dental centers contributed $5.7 million to the increase. Expressed as a percentage of patient revenues, net revenues decreased from 78.5% for the three months ended June 30, 1997 to 76.9% for the same 1998 period.

   CLINIC SALARIES - Clinic salaries increased from $2.6 million for the three months ended June 30, 1997, to $4.4 million for the three months ended June 30, 1998, an increase of $1.8 million or 74.3%. The Completed Acquisitions and de novo dental centers accounted for approximately $1.6 million of the increase in clinical salaries. Expressed as a percentage of patient revenues, clinic salaries decreased from 23.5% for the second quarter of 1997 to 22.6% for the second quarter of 1998.

   DENTAL SUPPLIES AND LABORATORY FEES - Dental supplies and laboratory fees increased from $1.1 million for the three months ended June 30, 1997 to $2.0 million for the three months ended June 30, 1998, an increase of $0.9 million or 86.9%. Approximately 90.0% of the increase is attributable to the Completed Acquisitions and the new dental centers. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 9.7% for the 1997 period to 10.0% for the 1998 period.

   RENT AND LEASE EXPENSe - Rent and lease expense increased from $0.6 million for the three months ended June 30, 1997, to $1.0 million for the three months ended June 30, 1998, an increase of $0.4 million or 60.4%. The Completed Acquisitions accounted for $0.3 million of the increase with the opening of seven de novo centers in Texas and Tennessee accounting for the balance of the increase. Expressed as a percentage of patient revenues, rent and lease expense decreased from 5.7 % for the 1997 period to 5.1% for the 1998 period.

   ADVERTISING AND MARKETING - Advertising and marketing expense increased from $0.5 million in the second quarter of 1997 to $0.8 million in the second quarter of 1998, an increase of $0.3 million or 54.5%. Over 50% of the increase is attributable to direct mail advertising incurred in the opening of new dental centers, with the Completed Acquisitions accounting for the balance. Expressed as a percentage of patient revenues, advertising and marketing decreased from 4.8% for the 1997 period to 4.1% for the 1998 period.

   DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased from $0.5 million for the three months ended June 30, 1997, to $1.0 million for the same period of 1998, an increase of $0.5 million or 84.1%. Most of the increase is attributable to depreciation of fixed assets and amortization of goodwill related to the Completed Acquisitions. Expressed as a percentage of patient revenues, depreciation and amortization increased from 4.9% for the 1997 period to 5.0% for the 1998 period.

   OTHER OPERATING EXPENSES - Other operating expenses increased from $0.9 million for the three months ended June 30, 1997, to $2.0 million for the three months ended June 30, 1998, an increase of $1.1 million or 111.5%. Other operating expenses include certain expenses related to the operation of the Company's dental centers and bad debt expense incurred in financing of patient receivables at the affiliated dental practices. Higher provision for bad debts accounted for $0.2 million of the increase and was attributed to the Completed Acquisitions. The remainder of the increase was attributed to higher monthly communications and data processing expenses related to new management information systems and other operating expenses at the acquired dental centers. Expressed as a percentage of patient revenues, other operating expenses increased from 8.5% for the second quarter of 1997 to 10.0% for the comparable period of 1998.

   GENERAL & ADMINISTRATIVE EXPENSE - General and administrative expenses increased from $1.6 million for the three months ended June 30, 1997, to $2.3 million for the three months ended June 30, 1998, an increase of $0.7 million, or 42.4%. Approximately $0.4 million of the increase resulted from the acquisitions in Houston and California that were completed in March 1998. Higher corporate and regional administrative overhead accounted for the balance of the increase to support the Company's infrascture. Expressed as a percentage of patient revenues, general and administrative expense decreased from 14.6% for the three months ended June 30, 1997 to 11.4% for the 1998 period.

   INTEREST EXPENSE - Interest expense decreased from $0.9 million for the second quarter of 1997 to $0.5 million for the second quarter of 1998. The decrease is attributable to the repayment of approximately $23.9 million in debt in September 1997 with proceeds of the initial public offering of the Company's common stock. The Company has borrowed additional funds during 1998 in connection with certain acquisitions (Note 4 of Notes to the Consolidated Financial Statements), accordingly management anticipates that interest expense will increase throughout the year.

   INCOME TAXES - The provision for income taxes was a benefit of $0.1 million for the three months ended June 30, 1997, compared to a provision for income taxes of $0.4 million for the three months ended June 30, 1998. The increase in the provision for income taxes results from increased pre-tax earnings. The estimated effective tax rate of 33.0% for the three months ended June 30, 1998 is lower than statutory tax rates due to realization of the Company's net operating loss carryforwards that totaled $6.0 million at December 31, 1997.

   PREFERRED STOCK ACCRETION - At March 31, 1997, the Company had outstanding Series A Preferred Stock that the holders converted to common stock coincident with the completion of the Company's initial public offering in September 1997. During the three months ended June 30, 1997, the Company recorded a $0.2 million non-cash dividend, representing the difference between the recorded value of the Preferred Stock and its redemption value. As the Preferred Stock was converted to common stock in September 1997 no accretion was recorded for the 1998 period.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

   PATIENT REVENUES OF AFFILIATED DENTAL PRACTICES - Patient revenues of affiliated dental practices increased from $21.3 million for the six months ended June 30, 1997 to $34.2 million for the same period in 1998, an increase of $12.9 million or 60.6%. The increase was primarily attributable to the Completed Acquisitions, which accounted for $7.7 million of the increase. The opening of seven de novo offices in Houston, Austin, and Nashville contributed $2.2 million of the increase. Dental centers that have been open for more than one year had increased revenue of $3.0 million, or 14%, above comparable levels in the same period of 1997.

   AMOUNTS RETAINED BY AFFILIATED DENTAL PRACTICES - For the six months ended June 30, 1998, amounts retained by affiliated dental practices were $8.3 million, an increase of $3.4 million or 74.6% from the comparable period of 1997. Completed Acquisitions accounted for $1.9 million of the increase. Staffing of new dental centers and increased dentist compensation resulting from higher patient revenues accounted for $1.6 million of the increase. Expressed as a percentage of patient revenues, amounts retained by affiliated dental practices increased from 22.3% for the three months ended June 30, 1997 to 24.2% from the comparable 1998 period.

   NET REVENUES - For the six months ended June 30, 1998, net revenues were $25.9 million, an increase of $9.5 million or 56.4%. The Completed Acquisitions and de novo dental centers contributed $7.6 million of the increase. Expressed as a percentage of patient revenues, net revenues decreased from 77.7% for the six months ended June 30, 1997 to 75.8% for the same period of 1998.

   CLINIC SALARIES - Clinic salaries increased from $5.0 million for the six months ended June 30, 1997, to $7.6 million for the six months ended June 30, 1998, an increase of $2.6 million or 53.1%. The Completed Acquisitions accounted for approximately $1.7 million, or 65.6%, of the increase in clinical salaries. Expressed as a percentage of patient revenues, clinic salaries decreased from 23.4% for the first six months of 1997 to 22.3% for the same period of 1998.

   DENTAL SUPPLIES AND LABORATORY FEES - Dental supplies and laboratory fees increased from $2.0 million for the six months ended June 30, 1997 to $3.3 million for the six months ended June 30, 1998, an increase of $1.3 million or 67.3%. Approximately $0.8 million of the increase is attributable to the Completed Acquisitions and de novo dental centers accounted for $0.3 million of the increase. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 9.2% to 9.6%, for the six month periods ended June 30, 1997 and 1998, respectively.

   RENT AND LEASE EXPENSE - Rent and lease expense increased from $1.3 million for the six months ended June 30, 1997, to $1.8 million for the same period of 1998, an increase of $0.5 million or 39.5%. The increase is attributable to the opening of de novo dental centers and the Completed Acquisitions. Expressed as a percentage of patient revenues, rent and lease expense decreased from 5.9% to 5.1%, for the six month periods ended June 30, 1997 and 1998, respectively.

   ADVERTISING AND MARKETING - Advertising and marketing expense increased from $1.0 million in the six months ended June 30,1997 to $1.4 million for the comparable period of 1998, an increase of $0.4 million or 35.2%. The increase was attributable to the increased marketing efforts to promote de novo dental centers and to the Completed Acquisitions. Expressed as a percentage of patient revenues, advertising and marketing decreased from 4.8% for the six months ended June 30, 1997 to 4.1% for the comparable 1998 period.

   DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased from $1.0 million for the six months ended June 30, 1997, to $1.6 million for the same period of 1998, an increase of $0.6 million or 66.9%. Approximately $0.4 million or 62.0% of the increase is attributable to the amortization of goodwill related to the acquisitions. Expressed as a percentage of patient revenues, depreciation and amortization increased from 4.5% to 4.7%, for the six month periods ended June 30, 1997 and 1998, respectively.


   OTHER OPERATING EXPENSES - Other operating expenses increased from $1.8 million for the six months ended June 30, 1997, to $3.3 million for the three months ended June 30, 1998, an increase of $1.5 million or 87.2%. Increased bad debt expense related to the Completed Acquisitions and the Company's installation of new communications and data systems accounted for the majority of the increase. Expressed as a percentage of patient revenues, other operating expenses increased from 8.4% for the period of 1997 to 9.8% for the comparable period of 1998.

   GENERAL & ADMINISTRATIVE EXPENSE - General and administrative expenses increased from $3.0 million for the six months ended June 30, 1997, to $4.1 million for the six months ended June 30, 1998, an increase of $1.1 million or 35.2%. An increase of $0.4 million resulted from the acquisitions and a $0.7 million increase resulted from higher regional and general corporate expenses at the Company's headquarters in Houston. Expressed as a percentage of patient revenues, general and administrative expense decreased from 14.3% for the six months ended June 30, 1997 to 12.1% for the 1998 period.

   INTEREST EXPENSE - Interest expense decreased from $1.7 million for the six months ended June 30, 1997 to $0.6 million for the corresponding period of 1998. The decrease resulted from the repayment of approximately $23.9 million in debt with proceeds of the initial public offering of the Company's common stock in September 1997. The Company has borrowed additional funds during 1998 in connection with certain acquisitions (Note 4 of Notes to the Consolidated Financial Statements), accordingly management anticipates that interest expense will increase throughout the year.

   INCOME TAXES - The provision for income taxes was a benefit of $49,000 for the six months ended June 30, 1997, compared to an expense of $696,000 for the six months ended 1998. The increase in the provision for income taxes results from increased earnings before income taxes in the six months ended June 30, 1998 compared to a loss before income taxes of $129,000 in the comparable period in 1997. The estimated effective tax rate of 32.5% for the six months ended June 30, 1998 is lower than statutory tax rates due to realization of the Company's net operating loss carryforwards that totaled $6.0 million at December 31, 1997.

   PREFERRED STOCK ACCRETION - At June 30, 1997, the Company had outstanding Series A Preferred Stock that the holders converted to common stock coincident with the completion of the Company's initial public offering in September 1997. During the six months ended June 30, 1997, the Company recorded a $0.3 million non-cash dividend, representing the difference between the recorded value of the Preferred Stock and its redemption value. As the Preferred Stock was converted to common stock in September 1997 no accretion was recorded for the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1998 the Company had net working capital of $6.3 million, representing an increase in working capital of $2.4 million from net working capital of $3.9 million at December 31, 1997. Current assets consisted of cash and cash equivalents of $4.0 million, billed and unbilled accounts receivable of $10.7 million and prepaid expenses and other current assets of $1.0 million. These current assets were partially offset by current liabilities of $9.4 million, consisting of $7.4 million in accounts payable and accrued liabilities, $1.4 million in current maturities of long-term debt and $ 0.5 million of deferred compensation payable to a stockholder.

   For the six months ended June 30, 1997 and 1998, cash provided by operating activities was $1.1 million and $3.1 million, respectively. In the six months ended June 30, 1997, cash used in investing activities amounted to $1.4 million primarily to fund acquisitions and capital expenditures. For the six months ended June 30, 1998, cash used in investing activities was $15.8 million, consisting primarily of $12.9 million to fund acquisitions and $2.9 million for capital expenditures. For the six months ended June 30, 1997, cash provided by financing activities was $1.8 million resulting primarily from proceeds from a bridge loan from a related party. For the six months ended June 30, 1998, cash provided by financing activities totaled $13.8 million representing $15.5 million in advances under the Company's bank credit agreement, offset partially by $1.7 million in repayments of long term debt and capital lease obligations.

   During 1998, the Company's principal sources of liquidity consisted of cash and cash equivalents, net accounts receivable and borrowing availability under the Company's bank credit facility. The Company maintains a credit agreement with its bank (the "Credit Agreement") which provides for borrowing up to $42.5 million and matures November 2002. Borrowings under the Credit Agreement may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before taxes, depreciation and amortization ("EBITDA"), as adjusted. Under the Credit Agreement the original $3.0 million term loan is payable in sixteen quarterly payments beginning March 1998, while future advances require quarterly interest payments through November 1999 when principal becomes payable based on a five-year amortization and a final payment at maturity. The Credit Agreement bears interest at variable rates, which are based upon (a) either (I) the bank's base rate or (ii) LIBOR plus (b) a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125% to 0.5% of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all of the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, sale of assets and restrict the payments of dividends. At June 30, 1998, approximately $18.6 million was outstanding under the Credit Agreement.

   On March 24, 1998, the Company acquired Dental World, Inc. a dental practice management company located in Houston, Texas. On March 30, 1998, the Company acquired an 80.0% interest in DCS a dental practice management company headquartered in Los Angeles California. Total consideration for the acquisitions amounted to $20.3 million, consisting of cash, 8.0% subordinated seller notes payable and Company common stock. The Company anticipates that the consideration for future acquisitions will consist of a combination of cash, borrowings under the Company's Credit Agreement, the issuance of Company common stock, the issuance of seller notes and the assumption of existing indebtedness of the acquired business. The Company anticipates making ongoing capital expenditures of approximately $3.0 million during the remainder of 1998, primarily to develop new dental centers in its existing markets.

   Management believes that cash flow from operations and borrowings available under the Credit Agreement should be sufficient to meet its anticipated capital expenditures and other operating requirements. However, because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, the Company's financial performance and other factors, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures or to fund future acquisitions. Additional debt and equity financing may be required in connection with future acquisitions. The availability of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

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

                                      -15

PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

      In August 1998, the former owner of certain dental practices acquired by the Company in August 1996, filed a lawsuit against the Company in the 190th District Court of Harris County, Texas. The lawsuit alleges that the Company committed various acts of fraud, securities fraud, conspiracy, breach of contract and misrepresentation concerning the value of the Company's common stock issued in the acquisition of the dental practices. The lawsuit seeks damages and exemplary damages in the amount of $11 million. The Company believes that the asserted claims are without merit and intends to defend itself vigorously. In the opinion of management, resolution of these claims will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

      Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

      Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company's Annual Meeting of Stockholders was held on May 28, 1998 in Houston, Texas. A total of 4,700,734 shares, 75.18% of total shares authorized to vote of 6,252,581, were voted at the meeting. Security holders voted the following matters on.

      1. Election of Directors. The following individuals were elected to serve as directors until the 1999 annual meeting of stockholders:

          ---------------------------------------------------------------------
                                               SHARES      SHARES
                                 SHARES FOR    AGAINST     ABSTAIN   NOT VOTED
                                 ----------    -------     -------   ---------
          Jack H. Castle, Jr.    4,690,834        -         9,900    1,551,847
          Jack H. Castle, D.D.S  4,690,834        -         9,900    1,551,847
          Robert J. Cresci       4,690,634        -        10,100    1,551,847
          G. Kent Kahle          4,690,834        -         9,900    1,551,847
          Elizabeth A. Tilney    4,690,434        -        10,300    1,551,847
          Emmett E. Moore        4,689,834        -        10,900    1,551,847
          ---------------------------------------------------------------------

      2. Amendment to the Company's Omnibus Stock and incentive Plan to increase the number of shares of common stock available to be granted thereunder by 300,000 shares, from 750,000 shares to 1,050,000 shares. The proposal was approved by the stockholders with a vote of 4,106,219 shares for, 583,415 shares against, 11,100 shares abstained, and 1,551,847 not voted.

      3. To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent certified public accountants for the year ending December 31, 1998. The proposal was approved by the stockholders with a vote of 4,696,134 shares voted for; 1,800 shares voted against, 2,800 shares abstained, and 1,551,847 not voted.

ITEM 5.     OTHER INFORMATION.

      Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a) The following exhibits are filed with this report:

            27.       Financial Data Schedule.

      (b) In the second quarter of 1998, the company filed Forms 8-K and 8-K/A in connection with the acquisition of an 80% interest in Dental Consulting Services, L.L.C.



                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      CASTLE DENTAL CENTERS, INC.


Date:  August 14,1998                       By: JACK H. CASTLE, JR.
                                                Jack H. Castle, Jr.
                                                Chief Executive Officer

Date:  August 14, 1998                      By: JOHN M. SLACK
                                                John M. Slack
                                                Chief Financial Officer