Form 10-Q
period 1998-09-30
CASTLE DENTAL CENTERS INC
filed 1998-11-16
CIK 1018152

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to _____________

                       Commission File Number: 1-13263

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

                Yes   [X]                                 No____

      The number of shares of Common Stock issued and outstanding, par value, $0.001 per share, as of November 16, 1998 was 6,291,764.

                         CASTLE DENTAL CENTERS, INC.

                                    INDEX

                                                                      PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets

           December 31, 1997 and September 30, 1998................    3

           Consolidated Statements of Operations

           For the Three Months and Nine Months Ended  September
            30, 1997 and 1998 .....................................    4

           Condensed Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30, 1997 and
           1998 ...................................................    5

           Notes to Consolidated Financial Statements..............    6

         Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations..........    9

PART II.

         Item 1. Legal Proceedings.................................   16

         Item 2. Changes in Securities and Use of Proceeds.........   16

         Item 3. Defaults Upon Senior Securities...................   16

         Item 4. Submission of Matters to a Vote of Security Holders  16

         Item 5. Other Information ................................   16

         Item 6. Exhibits and Reports on Form 8-K .................   16

SIGNATURES.........................................................   16

PART I:  FINANCIAL INFORMATION

                         CASTLE DENTAL CENTERS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                                                    December 31, September 30,
                                                                        1997        1998
                                                                     --------    --------

                                    ASSETS

Current Assets:
   Cash and cash equivalents .....................................   $  2,908    $  1,314
   Patient receivables, net ......................................      5,841       8,850
   Unbilled patient receivables, net .............................      2,521       2,911
   Prepaid expenses and other current assets .....................        838       1,936
                                                                     --------    --------
        Total current assets .....................................     12,108      15,011
                                                                     --------    --------
Property and equipment, net ......................................      5,189      10,677
Intangible assets, net ...........................................     25,565      48,162
Other assets .....................................................        526         742
Deferred income taxes, net .......................................      1,125        --
                                                                     --------    --------
       Total assets ..............................................   $ 44,513    $ 74,592
                                                                     ========    ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt..............................   $  2,598    $  1,744

   Accounts payable and accrued liabilities ......................      4,935       7,657
   Deferred compensation payable, related party ..................        658         526
                                                                     --------    --------
        Total current liabilities ................................      8,191       9,927
                                                                     --------    --------

Long-term debt net, of current portion............................      2,607      24,363

Other long-term liabilities, related party .......................      1,052         658
Commitments and contingencies

Minority interest ................................................       --         3,946


Redeemable preferred stock, $.001 par value, 5,000,000
   shares authorized; 119,231 shares Series B issued
   and outstanding ...............................................      1,550       1,550

Stockholders' equity:

  Common stock, $.001 par value, 30,000,000 shares
    authorized; 6,229,239 and 6,291,764 shares issued
    and outstanding, respectively ................................          6           6

  Additional paid-in capital .....................................     40,818      41,389
  Accumulated deficit ............................................     (9,711)     (7,247)
                                                                     --------    --------
       Total stockholders' equity ................................     31,113      34,148
                                                                     --------    --------
Total liabilities and stockholders' equity .......................   $ 44,513    $ 74,592
                                                                     ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                         CASTLE DENTAL CENTERS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                   1997        1998        1997      1998
                                                --------    --------    --------    --------
Net patient revenues ........................   $ 11,727    $ 20,175    $ 33,054    $ 54,395

Expenses:

Dentist salaries and other professional costs      2,936       5,162       7,847      13,447
Clinic salaries .............................      2,504       4,392       7,328      12,030
Dental supplies and laboratory fees .........      1,081       2,013       3,047       5,279
Rental and lease expense ....................        641       1,106       1,898       2,861
Advertising and marketing ...................        520         580       1,551       1,974
Depreciation and amortization ...............        518       1,025       1,482       2,632
Other operating expenses ....................      1,141       1,938       2,925       5,196
   General and administrative ...............      1,551       1,986       4,599       6,215
                                                --------    --------    --------    --------
       Total expenses .......................     10,892      18,202      30,677      49,634
                                                --------    --------    --------    --------

Operating income ............................        835       1,973       2,377       4,761

Interest expense ............................       (906)       (560)     (2,589)     (1,178)
Other income, net ...........................         22          82          33          51
                                                --------    --------    --------    --------

Income (loss) before income taxes and
 extraordinary loss .........................        (49)      1,495        (179)      3,634
Provision (benefit) for income taxes ........        (19)        474         (68)      1,170
                                                --------    --------    --------    --------

Income (loss) before extraordinary loss .....        (30)      1,021        (111)      2,464

Extraordinary loss ..........................     (3,685)       --        (3,685)       --

Net income (loss) ...........................     (3,715)      1,021      (3,796)      2,464

Preferred stock accretion ...................     (1,621)       --        (1,930)       --
                                                --------    --------    --------    --------

Income (loss) attributable to common stock ..   $ (5,336)   $  1,021    $ (5,726)   $  2,464

Income (loss) per common share:
Basic and diluted:

      Income (loss) before extraordinary item   $  (0.01)    $ 0. 15    $  (0.03)   $   0.38
      Extraordinary item ....................      (0.96)       --         (1.06)       --

      Net income (loss) .....................   $  (0.97)   $   0.15    $  (1.09)   $   0.38
                                                ========    ========    ========    ========
Weighted average number of common and
  common equivalent shares outstanding

      Basic .................................      3,828       6,698       3,486       6,535
                                                ========    ========    ========    ========
      Diluted ...............................      3,828       6,718       3,486       6,544
                                                ========    ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                         CASTLE DENTAL CENTERS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  ------------------------------
                                                                         1997        1998
                                                                  --------------  --------------
Net cash provided by (used in) operating activities ...............   $   (441)   $  3,711
Investing activities:

   Capital expenditures ...........................................       (956)     (4,450)
   Acquisition of affiliated dental practices, net of cash acquired     (4,882)    (17,219)

Net cash used by investing activities .............................     (5,838)    (21,669)
                                                                      --------    --------
Financing activities:
   Payments of long-term debt and capital lease obligations .......    (20,900)     (2,577)
   Proceeds from debt, related party ..............................      2,000        --
   Proceeds from debt .............................................         70      18,941
   Proceeds from issuance of common stock .........................     30,225        --
   Offering costs .................................................     (1,266)       --
   Debt issuance cost .............................................        (75)       --

Net cash provided by financing activities .........................     10,054      16,364
                                                                      --------    --------
       Net change in cash and cash equivalents ....................      3,775      (1,594)
Cash and cash equivalents, beginning of period ....................         79       2,908
                                                                      --------    --------
Cash and cash equivalents, end of period ..........................   $  3,854    $  1,314
                                                                      ========    ========

Supplemental Cash Flow Information:
   Supplemental disclosure of non-cash investing
   and financing activities:
       Issuance of capital lease obligation for
         purchase of property and equipment .......................   $    357    $   --
       Issuance of note payable for purchase of
        property and equipment ....................................       --           276
       Issuance of preferred stock in connection with related
        party financing ...........................................      1,144        --
       Issuance of notes payable for accrued interest .............        450        --

       Series A and Series C Preferred Stock dividends ............      1,930        --
       Issuance of Series B Preferred Stock in connection

         with an acquisition ......................................      1,550        --
       Conversion of Series A and Series C Preferred Stock ........      5,898        --

       Series A Preferred Stock Accretion .........................        309        --



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

   The consolidated financial statements include the accounts of the Company and all wholly owned and beneficially owned subsidiaries. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, in its sole discretion and at any time, the licensed dentist who is the owner of the capital stock of the professional corporation at a nominal cost ("nominee arrangements"). Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five to forty years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated practice; (ii) a base management fee ranging from 12.5% to 20.0% of patient revenues; and, (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements.

   Through the management services agreements and the nominee arrangements, the Company has a significant long-term controlling financial interest in the affiliated dental practices and, therefore, according to Emerging Issues Task Force Issue No. 97-2, "Application of FASB Statement No. 94, CONSOLIDATION OF ALL MAJORITY-OWNED SUBSIDIARIES, and APB No. 16, BUSINESS COMBINATIONS, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements," must consolidate the results of the affiliated practices with those of the Company. Because the Company must present consolidated financial statements, net patient revenues are presented in the accompanying statement of operations and all significant intercompany accounts and transactions, including management fees, have been eliminated.

   The accompanying unaudited consolidated financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1997 and 1998 include the accounts of the Company and its majority owned management company subsidiaries and the affiliated dental practices. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the Company's annual financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission, and should be read in conjunction therewith. In management's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

RECENT FASB PRONOUNCEMENTS

   In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public enterprises report segment information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. These statements are both effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 and No. 131 in 1998. Adoption of the SFASs did not effect the reporting requirements because the Company does not have comprehensive income or operating segments.

2.  EARNINGS PER SHARE:

   Earnings per share are computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Shares outstanding for the three and nine months ended September 30, 1997 reflect the conversion of the Series A and Series C Preferred Stock as of the beginning of the period. The effect of the preferred stock accretion recorded in 1997 has been excluded from the earnings per share calculation because the share attributable to the preferred stock are treated under the if-converted method of arriving at common equivalents shares outstanding.

3.  ACQUISITIONS:

   On March 30, 1998, the Company acquired an 80.0% interest in Dental Consulting Services L.L.C. ("DCS"), a dental practice management company with headquarters in Los Angeles, California. The purchase price of $18.0 million included cash of $10.8 million and $2.7 million in seller notes payable. In addition, as part of the purchase consideration, the sellers may convert a portion of their ownership interests into 407,454 shares of Company common stock (the "conversion right"). This conversion may be exercised not earlier than twelve months after the closing date. This convertible ownership interest has been recorded at fair market value. The difference between the convertible ownership interest and the Company's common stock into which it may be converted is being amortized over the period to the earliest conversion date and reflected as a charge to minority interest. In connection with these acquisitions, the Company entered into management and consulting agreements with certain employees and former owners of the businesses acquired and into long-term management services agreements with each of the affiliated dental practices. In addition, the former owners of DCS have been granted the right to put all or a portion of their 20% minority ownership to the Company, beginning twenty-four months after the closing date, for a combination of cash and common stock. The consideration to be paid will be determined based on the earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the purchase agreement, as adjusted, for the DCS business, and will be accounted for as additional purchase consideration at its fair value at the date of the exchange. The Company will also pay additional consideration to the former owners of DCS related to the acquisition of certain additional dental practices in the Los Angeles area. For the three month period ending September 30, 1998, the amount of such additional consideration related to the acquisition of two dental practices is estimated to be $320,000, subject to completion of due diligence, and has been included in the purchase price of the dental practices acquired.

   The Company has restated its second quarter Form 10-Q to reflect the value of the convertible ownership interest from stockholders equity to minority interest.

   In July 1998, the Company entered into stock and asset purchase agreements to acquire a dental management company and five dental practices operated by Dr. Jared Woolf in Florida. In August 1998, the Company entered into a stock purchase agreement to acquire all the outstanding common stock of two dental practices in the Los Angeles area. The aggregate purchase price of $4.3 million, including related acquisition expenses, consisted of $3.3 million in cash, $0.6 million in seller notes payable and 39,179 shares of Company common stock.

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

4.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

   The Company maintains a revolving credit agreement with its bank (the "Credit Agreement") which provides for borrowings up to $42.5 million and expires November 2002. Under the Credit Agreement the original $3.0 million term loan is payable in sixteen quarterly payments beginning March 1998, while future advances require quarterly interest payments through November 1999 when principal becomes payable based on a five-year amortization and a final payment at maturity. The Credit Agreement bears interest at variable rates, which are based upon (a) either (i) the bank's base rate, or (ii) the London Inter-bank Borrowing Rate ("LIBOR") plus (b) a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125% to 0.5% of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the creation or existence of liens and set certain restrictions on acquisitions, mergers, sale of assets and restrict the payment of dividends. At September 30, 1998, approximately $21.9 million was outstanding under the Credit Agreement.

   5.  REDEEMABLE PREFERRED STOCK:

   In September 1998, the holders of 119,231 shares of Series B Preferred Stock elected to redeem the stock. The redemption is payable in sixteen quarterly installments of $114,000 beginning in October 1998.

   6.  COMMITMENTS AND CONTINGENCIES:

   The Company is subject to claims and suits arising in the ordinary course of operations. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

   In August 1998, the former owner of certain dental practices acquired by the Company in August 1996, filed a lawsuit against the Company in the 190th District Court of Harris County, Texas. The lawsuit alleges that the Company committed various acts of fraud, securities fraud, conspiracy, breach of contract and misrepresentation concerning the value of the Company's common stock issued in the acquisition of the dental practices. The lawsuit seeks damages and exemplary damages in the amount of $11.0 million. The Company believes that the asserted claims are without merit and intends to defend itself vigorously. In the opinion of management, resolution of these claims will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

   7.  YEAR 2000 ISSUE

   The year 2000 issue is the result of computer programs using two digits to define the applicable year instead of four. Any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. A computer system that is not year 2000 compliant would not be able to correctly process certain data, or in extreme situations, system failure could result.

   As part of the Company's continuing program to upgrade its information systems in anticipation of future growth, the Company is currently involved in the installation of year 2000 compliant software for its corporate and regional operations. This installation is currently expected to be complete by the first quarter of 1999. The Company presently believes that, with such upgrades, the year 2000 problem will not pose significant operational problems for the Company's computer systems. The estimated costs of these efforts are not expected to be material to the Company's financial position or any year's results of operations.

   The Company is currently making inquires of certain of its vendors and banks to determine what impact, if any, their year 2000 compliance exposure might have on the company's operations. The Company plans to receive assurances that those vendors' systems are or will be year 2000 compliant in a timely manner.

   The failure to correct a material year 2000 problem could possibly result in an interruption in or failure of, certain normal business activities or operations. Such failure materially and adversely affect the Company's financial position, results of operation sand cash flows. Due to the general uncertainty inherent in the year 2000 problem, including uncertainty regarding the year 2000 readiness of third party suppliers and potential future acquisitions, the Company is unable to determine at this time whether the consequences of any possible year 2000 failures will have a material impact on the Company's financial position, results of operations and cash flows. The

Company believes that, with the scheduled completion of its computer system upgrades, the possibly of any material interruption to normal operations should be significantly reduced.

   The Company's plans to comply with year 2000 requirements and completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. There can no assurance, however, that these estimates will be achieved and actual results could differ materially from those estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to identify and correct potential problems, and similar uncertainties.

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

OVERVIEW

   The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, California and Tennessee. In March 1998, the Company acquired all the outstanding stock of Dental World, Inc. ("DWI"), a dental practice management company located in Houston, Texas. Additionally in March 1998, the Company entered the southern California market by acquiring 80% of Dental Consulting Services L.L.C. ("DCS"), a dental practice management company in Los Angeles, California. In July 1998, the Company entered into stock and asset purchase agreements to acquire a dental management company and five dental practices operated by Dr. Jared Woolf in Florida. In August 1998, the Company entered a stock purchase agreement to acquire all the outstanding common stock of two dental practices in the Los Angeles area. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At September 30, 1998, the Company managed 66 dental centers with 185 affiliated dentists, orthodontists and specialists.

COMPONENTS OF REVENUES AND EXPENSES

   Net patient revenues represent amounts billed by the affiliated dental practices to patients and third-party payors for dental services rendered. Such amounts also include monthly capitation payments received from third-party payors pursuant to managed care contracts. Revenues are reported at established rates reduced by contractual amounts based on agreements with patients, third party payers and others obligated to pay for services rendered.

   Under the terms of the typical management services agreement with an affiliated dental practice, the Company becomes the exclusive manager and administrator of all non-dental services relating to the operation of the practice. While actual terms of the various management service agreements may vary from practice to practice, material aspects of all the management service agreements, including the ability of the Company to nominate the majority shareholder and the calculation of the management fees, are consistent. The obligations of the Company include assuming responsibility for the operating expenses incurred in connection with managing the dental centers. These expenses include salaries, wages and related costs of non-dental personnel, dental supplies and laboratory fees, rental and lease expenses, advertising and marketing costs, management information systems, and other operating expenses incurred at the dental centers. In addition to these expenses, the Company incurs general and administrative expenses related to the billing and collection of accounts receivable, financial management and control of the dental operations, insurance, training and development, and other general corporate expenditures.

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

                                                   For the Three Months Ended  For the Nine Months Ended
                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                   --------------------------  -------------------------
                                                           1997      1998            1997      1998
                                                          -----     -----           -----     -----
Net patient revenue ...................................   100.0%    100.0%          100.0%    100.0%

Expenses:

Dentist salaries and other professional costs..........    25.0%     25.6%           23.7%     24.7%
Clinic salaries .......................................    21.4%     21.8%           22.2%     22.1%
Dental supplies and laboratory fees...................      9.2%     10.0%            9.2%      9.7%
Rental and lease expense ..............................     5.5%      5.5%            5.7%      5.3%
Advertising and marketing .............................     4.4%      2.9%            4.7%      3.6%
Depreciation and amortization .........................     4.4%      5.0%            4.5%      4.8%
Other operating expenses ..............................     9.7%      9.6%            8.8%      9.6%
   General and administrative .........................    13.2%      9.8%           13.9%     11.4%
                                                          -----     -----           -----     -----
       Total expenses .................................    92.9%     90.2%           92.8%     91.2%
                                                          -----     -----           -----     -----
       Operating income ...............................     7.1%      9.8%            7.2%      8.8%

Interest expense ......................................    (7.7%)    (2.8%)          (7.8%)    (2.2%)
Other income, net .....................................     0.2%      0.4%            0.1%      0.1%
                                                          -----     -----           -----     -----
Income (loss) before income taxes and .................    (0.4%)     7.4%           (0.5%)     6.7%
extraordinary item
Provision (benefit) for income taxes ..................    (0.2%)     2.3%           (0.2%)     2.2%
                                                          -----     -----           -----     -----
Income (loss) before extraordinary item ...............    (0.3%)     5.1%           (0.3%)     4.5%
Extraordinary item ....................................   (31.4%)    --             (11.1%)    --
                                                                                              -----
Net income (loss) .....................................   (31.7%)     5.1%          (11.5%)     4.5%
Preferred stock accretion .............................   (13.8%)    --              (5.8%)    --
                                                          -----     -----           -----     -----
Net income (loss) attributable to common stock ........   (45.5%)     5.1%          (17.3%)     4.5%
                                                          =====     =====           =====     =====

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

   NET PATIENT REVENUE - Net patient revenues of affiliated dental practices increased from $11.7 million to $20.2 million, an increase of $8.4 million or 72.0%. Approximately, $5.9 million of the increase was attributable to the Completed Acquisitions. The opening of four de novo offices in Houston, Austin, and Nashville contributed $1.5 million in patient revenues and dental centers open more than one year realized increased patient revenues of $1.0 million above comparable levels in the year earlier period.

   DENTIST SALARIES AND OTHER PROFESSIONAL COSTS - Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the three months ended September 30, 1998, dentist salaries and other professional costs were $5.2 million, an increase of $2.2 million or 75.8% from the comparable period of 1997. The increase was due primarily to the Completed Acquisitions, staffing of new dental centers and increased dentist compensation resulting from higher patient revenues. Expressed as a percentage of patient revenues, dentist salaries and other professional costs increased from 25.0% for the three months ended September 30, 1997 to 25.6% for the comparable 1998 period. The increase as a percentage of patient revenue, is a result of acquisitions and higher dentist compensation in the Houston region.

   CLINIC SALARIES - Clinic salaries increased from $2.5 million for the three months ended September 30, 1997, to $4.4 million for the three months ended September 30, 1998, an increase of $1.9 million or 75.4%. The Completed Acquisitions and de novo dental centers accounted for approximately $1.7 million of the increase in clinical salaries. Expressed as a percentage of patient revenues, clinic salaries increased from 21.4% for the third quarter of 1997 to 21.8% for the third quarter of 1998.

   DENTAL SUPPLIES AND LABORATORY FEES - Dental supplies and laboratory fees increased from $1.1 million for the three months ended September 30, 1997 to $2.0 million for the three months ended September 30, 1998, an increase of $0.9 million or 86.3%. Approximately 93.4% of the increase is attributable to the Completed Acquisitions and the new dental centers. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 9.2% for the 1997 period to 10.0% for the 1998 period. The increase as a percentage of patient revenue, is a result of higher dental supplies and laboratory fees for current acquisitions.

   RENT AND LEASE EXPENSE - Rent and lease expense increased from $0.6 million for the three months ended September 30, 1997, to $1.1 million for the three months ended September 30, 1998, an increase of $0.5 million or 72.5%. The Completed Acquisitions accounted for $0.3 million of the increase with the opening of six de novo centers in Texas and Tennessee accounting for the balance of the increase. Expressed as a percentage of patient revenues, rent and lease expense was 5.5 % for the 1997 and the 1998 period.

   ADVERTISING AND MARKETING - Advertising and marketing expense increased from $0.5 million in the third quarter of 1997 to $0.6 million in the third quarter of 1998, an increase of $0.1 million or 11.6%. Expressed as a percentage of patient revenues, advertising and marketing decreased from 4.4% for the 1997 period to 2.9% for the 1998 period. The decrease in percentage, as a percent of patient revenues, is attributable to leveraging the current advertising in existing regions to the new centers and as well as decreasing advertising during the summer months.

   DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased from $0.5 million for the three months ended September 30, 1997, to $1.0 million for the same period of 1998, an increase of $0.5 million or 97.6%. Most of the increase is attributable to depreciation of fixed assets and amortization of intangible assets acquired in connection with Completed Acquisitions. Expressed as a percentage of patient revenues, depreciation and amortization increased from 4.4% for the 1997 period to 5.1% for the 1998 period.

   OTHER OPERATING EXPENSES - Other operating expenses increased from $1.1 million for the three months ended September 30, 1997, to $1.9 million for the three months ended September 30, 1998, an increase of $0.8 million or 69.9%. Other operating expenses include certain expenses related to the operation of the Company's dental centers and bad debt expense incurred in financing of patient receivables at the affiliated dental practices. Expressed as a percentage of patient revenues, other operating expenses decreased from 9.7% for the third quarter of 1997 to 9.6% for the comparable period of 1998.

   GENERAL & ADMINISTRATIVE EXPENSE - General and administrative expenses increased from $1.6 million for the three months ended September 30, 1997, to $2.0 million for the three months ended September 30, 1998, an increase of $0.4 million, or 28.0%. Approximately $0.3 million of the increase resulted from the acquisitions in Florida and California that were completed during the third quarter of 1998. Expressed as a percentage of patient revenues, general and administrative expense decreased from 13.2% for the three months ended September 30, 1997 to 9.8% for the 1998 period.

   INTEREST EXPENSE - Interest expense decreased from $0.9 million for the third quarter of 1997 to $0.6 million for the third quarter of 1998. The decrease is attributable to the repayment of approximately $23.9 million in debt in September 1997 with proceeds of the initial public offering of the Company's common stock. The Company has borrowed additional funds during 1998 in connection with certain acquisitions (Note 4 of Notes to the Condensed Consolidated Financial Statements), accordingly management anticipates that interest expense will increase throughout the year.

   OTHER INCOME, NET - Other Income, Net, is primarily comprised of minority interest from the DCS acquisition, completed on March 30, 1998 and interest earned on money market accounts.

   INCOME TAXES - The provision for income taxes was a benefit of $19,000 for the three months ended September 30, 1997, compared to a provision for income taxes of $0.5 million for the three months ended September 30, 1998. The increase in the provision for income taxes results from increased pre-tax earnings. The estimated effective tax rate of 32.0% for the three months ended September 30, 1998 is lower than statutory tax rates due to realization of the Company's net operating loss carryforwards that totaled $6.0 million at December 31, 1997.

   EXTRAORDINARY ITEM - In September 1997, the Company recorded an extraordinary loss of $3.7 million related to the early retirement of the Company's 12% Senior Subordinated Notes in the aggregate amount of $10.5 million including accrued interest and interest notes. The Senior Subordinated Notes had been issued in December 1995 and June 1997 in original principal amounts of $7.5 million and $2.0 million, respectively.

   PREFERRED STOCK ACCRETION - The Company had outstanding Series A Preferred Stock that the holders converted to common stock coincident with the completion of the Company's initial public offering in September 1997. During the three months ended September 30, 1997, the Company recorded a $1.6 million non-cash dividend, representing the difference between the recorded value of the Preferred Stock and its redemption value. As the Preferred Stock was converted to common stock in September 1997 no accretion was recorded for the 1998 period.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER

30, 1997

   NET PATIENT REVENUES - Net Patient Revenues increased from $33.0 million for the nine months ended September 30, 1997 to $54.4 million for the same period in 1998, an increase of $21.3 million or 64.6%. The increase was primarily attributable to the Completed Acquisitions, which accounted for $13.6 million of the increase. The opening of six de novo offices in Houston, Austin, and Nashville contributed $3.8 million of the increase. Dental centers that have been open for more than one year had increased revenue of $3.9 million, above comparable levels in the same period of 1997.

   DENTIST SALARIES AND OTHER PROFESSIONAL COSTS - For the nine months ended September 30, 1998, dentist salaries and other professional costs were $13.4 million, an increase of $5.6 million or 71.4% from the comparable period of 1997. Completed Acquisitions accounted for $3.4 million of the increase. Staffing of new dental centers and increased dentist compensation resulting from higher patient revenues accounted for $2.2 million of the increase. Expressed as a percentage of patient revenues, dentist salaries and other professional costs increased from 23.7% for the nine months ended September 30, 1997 to 24.7% from the comparable 1998 period. The increase as a percentage of patient revenue, is a result of acquisitions and higher dentist compensation in the Houston region.

   CLINIC SALARIES - Clinic salaries increased from $7.3 million for the nine months ended September 30, 1997, to $12.0 million for the nine months ended September 30, 1998, an increase of $4.7 million or 64.2%. The Completed Acquisitions accounted for approximately $3.0 million, or 64.4%, of the increase in clinical salaries. Expressed as a percentage of patient revenues, clinic salaries decreased from 22.2% for the first nine months of 1997 to 22.1% for the same period of 1998.

   DENTAL SUPPLIES AND LABORATORY FEES - Dental supplies and laboratory fees increased from $3.0 million for the nine months ended September 30, 1997 to $5.3 million for the nine months ended September 30, 1998, an increase of $2.2 million or 73.2%. Approximately $1.5 million of the increase is attributable to the Completed Acquisitions and de novo dental centers accounted for $0.6 million of the increase. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 9.2% to 9.7%, for the nine month periods ended September 30, 1997 and 1998, respectively. The increase as a percentage of patient revenue, is a result of higher dental supplies and laboratory fees for current acquisitions.

   RENT AND LEASE EXPENSE - Rent and lease expense increased from $1.9 million for the nine months ended September 30, 1997, to $2.9 million for the same period of 1998, an increase of $1.0 million or 50.7%. The increase is attributable to the opening of de novo dental centers and the Completed Acquisitions. Expressed as a percentage of patient revenues, rent and lease expense decreased from 5.7% to 5.3%, for the nine month periods ended September 30, 1997 and 1998, respectively.

   ADVERTISING AND MARKETING - Advertising and marketing expense increased from $1.6 million in the nine months ended September 30, 1997 to $2.0 million for the comparable period of 1998, an increase of $0.4 million or 27.3%. The increase was attributable to the increased marketing efforts to promote de novo dental centers and to the Completed Acquisitions. Expressed as a percentage of patient revenues, advertising and marketing decreased from 4.7 % for the nine months ended September 30, 1997 to 3.6% for the comparable 1998 period.

   DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased from $1.5 million for the nine months ended September 30, 1997, to $2.6 million for the same period of 1998, an increase of $1.2 million or 77.7%. Approximately $0.4 million or 62.0% of the increase is attributable to the amortization of intangible assets acquired in connection with the Completed Acquisitions. Expressed as a percentage of patient revenues, depreciation and amortization increased from 4.5% to 4.8%, for the nine month period ended September 30, 1997 and 1998, respectively.

   OTHER OPERATING EXPENSES - Other operating expenses increased from $2.9 million for the nine months ended September 30, 1997, to $5.2 million for the nine months ended September 30, 1998, an increase of $2.3 million or 77.6%. Increased bad debt expense related to the Completed Acquisitions and the Company's installation of new communications and data systems accounted for the majority of the increase. Expressed as a percentage of patient revenues, other operating expenses increased from 8.8% for the period of 1997 to 9.6% for the comparable period of 1998.

   GENERAL & ADMINISTRATIVE EXPENSE - General and administrative expenses increased from $4.6 million for the nine months ended September 30, 1997, to $6.2 million for the nine months ended September 30, 1998, an increase of $1.6 million or 35.2%. An increase of $0.7 million resulted from the acquisitions and a $0.7 million increase resulted from higher regional and general corporate expenses at the Company's headquarters in Houston. Expressed as a percentage of patient revenues, general and administrative expense decreased from 13.9% for the nine months ended September 30, 1997 to 11.4% for the 1998 period.

   INTEREST EXPENSE - Interest expense decreased from $2.6 million for the nine months ended September 30, 1997 to $1.2 million for the corresponding period of 1998. The decrease resulted from the repayment of approximately $23.9 million in debt with proceeds of the initial public offering of the Company's common stock in September 1997. The Company has borrowed additional funds during 1998 in connection with certain acquisitions (Note 4 of Notes to the Condensed Consolidated Financial Statements), accordingly management anticipates that interest expense will increase throughout the year.

   OTHER INCOME, NET - Other Income, Net, is primarily comprised of minority interest from the DCS acquisition, completed on March 30, 1998 and interest earned on money market accounts.

   INCOME TAXES - The provision for income taxes was a benefit of $68,000 for the nine months ended September 30, 1997, compared to an expense of $1.2 million for the nine months ended 1998. The increase in the provision for income taxes results from increased earnings before income taxes in the nine months ended September 30, 1998 compared to a loss before income taxes of $179,000 in the comparable period in 1997. The estimated effective tax rate of 32.0% for the nine months ended September 30, 1998 is lower than statutory tax rates due to realization of the Company's net operating loss carryforwards that totaled $6.0 million at December 31, 1997.

   EXTRAORDINARY ITEM - In September 1997, the Company recorded an extraordinary loss of $3.7 million related to the early retirement of the Company's 12% Senior Subordinated Notes in the aggregate amount of $10.5 million including accrued interest and interest notes. The Senior Subordinated Notes had been issued in December 1995 and June 1997 in original principal amounts of $7.5 million and $2.0 million, respectively.

   PREFERRED STOCK ACCRETION - The Company had outstanding Series A Preferred Stock that the holders converted to common stock coincident with the completion of the Company's initial public offering in September 1997. During the nine months ended September 30, 1997, the Company recorded a $0.3 million non-cash dividend, representing the difference between the recorded value of the Preferred Stock and its redemption value. As the Preferred Stock was converted to common stock in September 1997 no accretion was recorded for the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1998 the Company had net working capital of $5.1 million, representing an increase in working capital of $1.2 million from net working capital of $3.9 million at December 31, 1997. Current assets consisted of cash and cash equivalents of $1.3 million, billed and unbilled accounts receivable of $11.8 million and prepaid expenses and other current assets of $1.9 million. These current assets were partially offset by current liabilities of $9.9 million, consisting of $7.7 million in accounts payable and accrued liabilities, $1.7 million in current maturities of long-term debt and $ 0.5 million of deferred compensation payable to a stockholder.

   For the nine months ended September 30, 1997 and 1998, cash provided by (used in) operating activities was ($.4) million and $3.7 million, respectively. In the nine months ended September 30, 1997, cash used in investing activities amounted to $5.8 million primarily to fund acquisitions and capital expenditures. For the nine months ended September 30, 1998, cash used in investing activities was $21.7 million, consisting primarily of $17.2 million to fund acquisitions and $4.4 million for capital expenditures. For the nine months ended September 30, 1997, cash provided by financing activities was $10.1 million resulting primarily from the Company's issuance of common stock. For the nine months ended September 30, 1998, cash provided by financing activities totaled $16.4 million representing $18.9 million in advances under the Company's bank credit agreement, offset partially by $2.6 million in repayments of long term debt and capital lease obligations.

   During 1998, the Company's principal sources of liquidity consisted of cash and cash equivalents, net accounts receivable and borrowing availability under the Company's bank credit facility. The Company maintains a credit agreement with its bank (the "Credit Agreement") which provides for borrowing up to $42.5 million and matures November 2002. Borrowings under the Credit Agreement may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before taxes, depreciation and amortization ("EBITDA"), as adjusted. Under the Credit Agreement the original $3.0 million term loan is payable in sixteen quarterly payments beginning March 1998, while future advances require quarterly interest payments through November 1999 when principal becomes payable based on a five-year amortization and a final payment at maturity. The Credit Agreement bears interest at variable rates, which are based upon (a) either (i) the bank's base rate or (ii) LIBOR plus (b) a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125% to 0.5% of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all of the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, sale of assets and restrict the payments of dividends. At September 30, 1998, approximately $21.9 million was outstanding under the Credit Agreement.

   During 1998, the Company acquired dental management companies and dental practices operating 19 dental centers in Texas, California and Florida. Total consideration for the acquisitions amounted to $24.6 million, including related acquisition expenses and excluding assumed liabilities, consisting of $16.6 million in cash, $3.3 million in subordinated seller notes payable and 469,979 shares of Company common stock. The Company anticipates that consideration for future acquisitions will consist of a combination of cash, borrowings under the Company's Credit Agreement, the issuance of Company common stock, the issuance of seller notes and the assumption of existing indebtedness of the acquired business. The Company anticipates making capital expenditures of approximately $1.5 million during the remainder of 1998, and $7.0 million in 1999, primarily to develop new dental centers in its existing markets.

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

YEAR 2000 ISSUE

   The year 2000 issue is the result of computer programs using two digits to define the applicable year instead of four. Any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. A computer system that is not year 2000 compliant would not be able to correctly process certain data, or in extreme situations, system failure could result.

   As part of the Company's continuing program to upgrade its information systems in anticipation of future growth, the Company is currently involved in the installation of year 2000 compliant software for its corporate and regional operations. This installation is currently expected to be complete by the first quarter of 1999. The Company presently believes that, with such upgrades, the year 2000 problem will not pose significant operational problems for the Company's computer systems. The estimated costs of these efforts are not expected to be material to the Company's financial position or any year's results of operations.

   The Company is currently making inquires of certain of its vendors and banks to determine what impact, if any, their year 2000 compliance exposure might have on the Company's operations. The Company plans to receive assurances that those vendors' systems are or will be year 2000 compliant in a timely manner.

   The failure to correct a material year 2000 problem could possibly result in an interruption in or failure of, certain normal business activities or operations. Such failure could materially and adversely affect the Company's financial position, results of operations and cash flows. Due to the general uncertainty inherent in the year 2000 problem, including uncertainty regarding the year 2000 readiness of third party suppliers and potential future acquisitions, the company is unable to determine at this time whether the consequences of any possible year 2000 failures will have a material impact on the Company's financial position, results of operations and cash flows. The Company believes that, with the scheduled completion of its computer system upgrades, the possibly of any material interruption to normal operations should be significantly reduced.

   The Company's plans to comply with year 2000 requirements and completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. There can no assurance, however, that these estimates will be achieved and actual results could differ materially from those estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to identify and correct potential problems, and similar uncertainties.

RECENT FASB PRONOUNCEMENTS

   In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public enterprises report segment information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. These statements are both effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS Nos. 130 and 131. The Company adopted SFAS No. 130 and No. 131 in 1998. Adoption of the SFASs did not effect the reporting requirements because the Company does not have comprehensive income or operating segments.

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

      None.

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

      CASTLE DENTAL CENTERS, INC.

Date:  November 16, 1998                    By: JACK H. CASTLE, JR.
                                               -----------------------
                                                Jack H. Castle, Jr.
                                                Chief Executive Officer

Date:  November 16, 1998                    By: JOHN M. SLACK
                                               ----------------
                                                John M. Slack
                                                Chief Financial Officer