Form 10-K405
period 1998-12-31
CASTLE DENTAL CENTERS INC
filed 1999-03-31
CIK 1018152

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER: 1-13263

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No. [ ]

      Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ( 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 26, 1999, there were 6,417,206 shares of Castle Dental Centers, Inc. Common Stock, $.001 par value, issued and outstanding, 3,533,784 of which having an aggregate market value of approximately $22.5 million were held by non-affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the proxy statement related to the registrant's 1999 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1998, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS
                                                                    PAGE
Item  1. Business....................................................  1
         The Company ................................................  1
         The Dental Industry.........................................  2
         Business Strategy ..........................................  3
         Dental Network Development..................................  3
         Management Services Agreement...............................  5
         Dentist Employment Agreements...............................  6
         Services....................................................  6
         Operations..................................................  7
         Sales and Marketing ........................................  8
         Managed Care Contracts......................................  8
         Competition.................................................  9
         Management Information Systems..............................  9
         Regulation..................................................  9
         Employees................................................... 11
         Corporate Liability and Insurance........................... 12
Item  2. Properties.................................................. 12
Item  3. Legal Proceedings........................................... 12
Item  4. Submission of Matters to a Vote of Security Holders......... 13
Item  5. Market for Registrant's Common Equity and Related
         Stockholder Matters......................................... 14
         Recent Sales of Unregistered Securities..................... 14
Item  6  Selected Financial Data..................................... 16
Item  7. Management's  Discussion  and  Analysis of  Financial
         Condition and Results of Operations......................... 17
         Introduction................................................ 17
         Components of Revenues and Expenses......................... 18
         Results of Operations....................................... 18
         Liquidity and Capital Resources............................. 22
         Year 2000................................................... 24
         Inflation................................................... 24
         Recently Issued Pronouncements.............................. 24
Item  7A Quantitative And Qualitative Disclosures About
         Market Risk................................................. 25
Item  8. Financial Statements and Supplementary Data................. 25
Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure......................... 25
Item 10. Directors and Executive Officers of the Registrant.......... 26
Item 11. xecutive Compensation....................................... 26
Item 12. Security Ownership of Certain Beneficial Owners
         and Management.............................................. 26
Item 13. Certain Relationships and Related Transactions.............. 26
Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K......................................... 27

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

ITEM 1.  BUSINESS

THE COMPANY

   The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in the United States. The Company currently conducts operations in the states of Texas, Florida, Tennessee and California. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks by entering into management services agreements with affiliated dental practices to provide, on an exclusive basis, management and administrative services to affiliated dental practices. The Company's strategy is to provide high-quality care in selected markets with a view to achieving broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. As of December 31, 1998, the Company provided management services to 86 dental centers with approximately 220 affiliated dentists, orthodontists and other dental specialists.

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

   The Company believes that the provision of a full range of dental services through an integrated network is attractive to managed care payers and intends to continue to pursue managed care contracts. The Company negotiates capitated managed care contracts on behalf of its affiliated dental practices, which maintained an aggregate of 72 capitated managed care contracts covering approximately 115,000 members at December 31, 1998. The Company believes that the continued development of its networks will assist it in negotiating national and regional capitated arrangements with managed care payors on behalf of the affiliated practices.

   The Company intends to establish a consistent national identity for its business by implementing common practice management policies and procedures in all of its dental centers and affiliated dental practices nationwide. Moreover, the Company believes that its experience and expertise in managing multi-specialty dental group practices, as well as the development of name recognition associated with the name "Castle Dental Centers," will provide its affiliated dental practices with a competitive advantage in attracting and retaining patients and realizing practice efficiencies.

   The Company was formed in 1981 by Jack H. Castle, D.D.S. and Jack H. Castle, Jr., as a single location, multi-specialty dental practice in Houston, Texas. From 1982 through 1996, the Company expanded to a total of 10 locations with 39 dentists in the Houston metropolitan area. During this period the Company developed, implemented and refined the integrated dental network approach that it utilized as a basis for its national expansion.


   Since the end of 1996, the Company has expanded to a total of 24 dental centers in Houston through the development of 8 DE NOVO dental centers and the March 1998 acquisition of six dental centers owned by Dental World, Inc. In May 1996, the Company acquired the assets of and entered into long-term management services agreements with 1st Dental Care, a dental practice with 11 locations in the Tampa/Clearwater, Florida area, and Mid-South Dental Centers, a dental practice with six dental centers in various locations in Tennessee. In August 1996, the Company increased its dental practices under management in Texas by acquiring the assets of Horizon Dental Centers, a dental practice with four dental centers in Fort Worth, Texas and four dental centers in Austin, Texas. In September 1997, the Company acquired SW Dental Associates, LC, a dental practice with four dental centers in the Austin, Texas metropolitan area. In December 1997, the Company acquired substantially all the assets of two individual practices in Ft. Worth, Texas and Nashville, Tennessee. In March 1998, the Company expanded into the southern California market through the acquisition of an 80% interest in a company ("Castle West") formed to acquire Dental Consulting Services LLC, a dental management company affiliated with five dental centers in the Los Angeles area. Subsequent to March 1998, Castle West acquired three additional dental practices with four dental offices in the Los Angeles area increasing the number of dental centers managed by the Company to nine in that market. In July 1998, the Company acquired a dental management company and five related dental practices in Florida. In December 1998, the Company completed the acquisition of the assets of Dental Centers of America and its affiliated dental practices. Dental Centers of America operated 16 dental centers in San Antonio, Austin, Waco and the Dallas/Fort Worth metroplex. (All of the acquisitions are collectively referred to as the "Completed Acquisitions").

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

   The annual aggregate domestic market for dental services was estimated by the Health Care Financing Administration, Health Care Financing Review (1998) to be approximately $50.6 billion for 1997, representing approximately 4.6% of total health care expenditures in the United States, and is projected to reach $79.1 billion by 2005. Within the total market for dental services in the United States, there are, in addition to general dentistry, a number of specialties, including orthodontics (the straightening of teeth and remedy of occlusion), periodontics (gum care), endodontics (root canal therapy), oral surgery (tooth extraction) and pedodontics (care of children's teeth). The dental services market has grown at a compound annual growth rate of approximately 8.0% from 1980 to 1997, and is projected to grow at a compound annual growth rate of approximately 6.0% through the year 2005. In contrast to other health care expenditures, dental services are primarily paid for by the patient. According to the U.S. Department of Health and Human Services, in 1997, consumer out-of-pocket expenditures accounted for 47% of the payment for dental services, compared to 16% for other medical services.

   The Company believes that the growth in the dental industry has largely been driven by four factors: (i) an increase in the availability and types of dental insurance; (ii) an increasing demand for dental services from an aging population; (iii) the evolution of technology which makes dental care less traumatic; and (iv) an increased focus on preventive and cosmetic dentistry.

   Concerns over the accelerating cost of health care have resulted in the increasing importance of managed care in the dental industry. Managed care typically involves a third party (frequently the payer) assuming responsibility for ensuring that health care is provided in a high quality, cost-effective manner. According to industry sources, approximately 18.6% of the estimated
118.5 million people covered by dental benefits in 1995 were enrolled in managed care programs. It is estimated that managed care's penetration of this group will increase to 35% of the 131 million people expected to be covered by dental benefits in the year 2000. Enrollment in managed dental care plans, according to the National Association of Dental Plans, is estimated to have grown from 7.8 million patients in 1990 to 22.8 million patients in 1995.

   The Company believes that the provision of dental, orthodontic and other specialty care will follow the pattern set by other segments of the health care industry, moving away from the sole practitioner model to a group practice environment in which a separate professional management team handles personnel, management, billing, marketing and other business functions. The trends which are leading dentists to affiliate with dental practice management companies include; (i) the increasingly capital intensive nature of acquiring and maintaining state-of-the-art dental equipment, laboratory and clinical facilities; (ii) the growing need to develop and maintain specialized management information and billing systems to meet the increasing demands of payers; and
(iii) the increasingly more complicated, competitive and regulated business environment for dentists.

BUSINESS STRATEGY

   The Company's strategy is to develop integrated networks for the provision of a broad range of dental services through practice affiliations and development of DE NOVO dental centers that provide high-quality, cost-effective dental care in target markets. Key elements of this strategy are to:

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

   APPLY TRADITIONAL RETAIL PRINCIPLES OF BUSINESS TO DENTAL CARE. The Company believes it can enhance revenues and profitability by applying traditional retail principles of business to the provision of dental services in its target markets. These principles include professionally produced broadcast and print advertisements targeting specific audiences, and extended hours of operation which are convenient for patients, including weekend and evening hours. As part of its retail-oriented strategy, the Company seeks to establish or, where appropriate, relocate each Castle Dental Center in a convenient location in or near a high-profile neighborhood retail area and utilizes innovative sales and marketing programs designed to create strong name recognition and increase patient visits. In addition, the Company stresses the breadth and affordability of its services and works closely with patients to establish treatment schedules and affordable payment plans tailored to the patients' needs.

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

DENTAL NETWORK DEVELOPMENT

   The Company seeks to build its dental networks through the acquisition of existing dental practices and the DE NOVO development of dental practices in retail environments. The Company typically has expanded into new markets through the acquisition of multi-location group dental practices. Once the market entry acquisition has been made, the Company intends to expand within its target markets primarily through the DE NOVO development of new dental centers.

ACQUISITION CRITERIA

   The Company's acquisition strategy is to identify successful dental management companies and dental practices in its target markets, acquire certain assets of the identified practices, enter into long-term management services agreements, and utilize these core practices as a base from which to expand within the target markets. Prior to entering any market, the Company considers such factors as population, demographics, market potential, competitive environment, supply of available dentists, dental regulatory environment, patient-provider ratios, advertising costs and the economic condition of the local market. Core acquisition candidates are successful group dental practices that the Company believes are leaders in their regional markets. Subsequent acquisitions target practices that strategically complement the core practices within a market. In considering acquisitions, the Company evaluates qualitative issues such as the dental professionals' qualifications, experience and reputation in the local marketplace and their operating histories, as well as the ability to demonstrate potential for revenue growth and continued profitability.

1998 ACQUISITIONS

   The following table describes acquisitions completed during the year ended December 31, 1998:

                                                                                               NUMBER
                                                                                    NUMBER       OF
                                                                                      OF      AFFILIATED
     ACQUIRED ENTITY                        PRINCIPAL LOCATIONS                     CENTERS    DENTISTS*
     ---------------                        -------------------                     -------   ----------
   Dental World, Inc.......................  Houston, Texas                            6         12
   Dental Consulting Services LLC..........  Los Angeles, California                   5         25
   Dentcor, Inc./ Woolf & Associates P.A...  Sarasota and Ft. Lauderdale, Florida      5         12
   SMF Dental Management, Inc..............  Torrance, California                      2          2
   NA Dental Management, Inc...............  Canoga Park, California                   1          1
   Dental Centers of America, Inc..........  San Antonio, Austin,                     16         35
                                             Dallas/Ft. Worth, Texas
   Crenshaw Family Dental Center..........   Los Angeles, California                   1          2

   ---------------
   * Includes full-time and part-time dentists.

   The contractual arrangements pursuant to which the Completed Acquisitions were made include representations and warranties from the sellers regarding the assets or stock being acquired, and management services agreements with the affiliated practices containing non-competition provisions with the former owners of such practices. Additionally, where applicable, the Company typically enters into an option agreement with the owner of the affiliated dental practice that entitles the Company to select successor owners of the affiliated dental practice. Dental World, Inc., Dental Consulting Services LLC, Dentcor, Inc. and Dental Centers of America, Inc. were practice management companies affiliated with one or more dental practices. In these acquisitions, the Company acquired the assets or stock of the practice management company and either entered into new management services agreements with the affiliated dental practices or assigned the dentist employment agreements and other contractual obligations to an affiliated dental practice with which the Company has an existing management services agreement.

AFFILIATION AND INTEGRATION OF DENTAL CENTERS

   In acquiring dental practice management companies and affiliating with dental practices, the Company typically: (i) acquires certain assets of the practice, and, in certain situations, laboratory or other ancillary facilities that are either owned by or affiliated with such practice as allowable by federal and state law; (ii) enters into a long-term management services agreement with such dental practice pursuant to which the Company provides comprehensive management services to the affiliated practice; (iii) requires that the affiliated dentists enter into employment agreements with the affiliated practices containing non-compete and liquidated damages provisions; and (iv) assumes the principal administrative, financial, marketing and general management functions of the affiliated practice, including employment of most administrative personnel. As soon as practicable following the acquisition of an affiliated dental practice, when market conditions permit, the Company initiates the process of converting the affiliated practice into a Castle Dental Center. This conversion process, the implementation and timing of which will vary from market to market, typically includes the addition of specialty dental services not previously offered by the practice, implementation of retail business concepts applied by the Company, and the implementation of operating procedures employed by the Company, including standardization of dental practice management, accounting and financial software.

DE NOVO DEVELOPMENT

   During 1998, the Company opened nine newly developed dental centers, four in Houston, two in Austin, two in Dallas/Fort Worth and one in Nashville, Tennessee. Also, during the year, the Company closed one facility in Fort Worth and moved its patients to a nearby Company-owned dental center and relocated one dental center in Houston. All of the new centers were located in leased facilities in neighborhood retail shopping centers areas. Development of DE NOVO dental centers costs approximately $300,000 in leasehold improvements, signage, and dental and office equipment, depending primarily on the size of the dental facility. All new dental centers in the Company's existing markets utilize the Castle Dental Centers name and logo.

   At December 31, 1998, the Company had seven DE NOVO dental centers under various stages of development in all of the Company's existing markets, except for California. In addition, several potential leases were under active negotiation and, if successfully concluded, will result in additional dental center openings in 1999. The Company is expanding its development of DE NOVO dental centers in existing markets because management believes that opening of new dental centers that conform to the Company's operating model is more effective in creating brand awareness and increasing market share in existing markets than acquiring dental practices that have different operating characteristics.

MANAGEMENT SERVICES AGREEMENT

   The Company has entered into a management services agreement with each of its affiliated dental practices pursuant to which the Company becomes the exclusive manager and administrator of all non-dental services relating to the operation of the practice. The Company anticipates that it will enter into a similar management services agreement with each new affiliated dental practice. The amount of the management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the Company is paid a monthly management fee comprised of three components: (i) the costs incurred by it on behalf of the affiliated practice;
(ii) a base management fee in an amount ranging from 12.5% to 15.0% of adjusted gross revenues; and (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in each agreement. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated practice and (ii) a management fee in an amount ranging from 15.0% to 30.0% of net patient revenues. With respect to the three California professional corporations that own dental practices formerly managed by DCS, (i) the first $2,500 per month of patient revenues is excluded from the calculation of the management fee and (ii) Company is paid a bonus equal to 30% of patient revenues in excess average monthly patient revenues over the prior two-year period. The amount of the management fee is reviewed by the Company and the affiliated dental practice not less frequently than annually in order to determine whether such fee should be adjusted, up or down, to continue to reflect the fair value of the management services rendered by the Company.

   The obligations of the Company under its management services agreements include assuming financial and other responsibility, either on its own or with the input and participation of the policy board of the affiliated practice, for the following (subject to limitations imposed by applicable state law): facilities, equipment and supplies; advertising, marketing and sales; training and development; operations management; provision of support services; risk management and utilization review; application and maintenance of applicable local licenses and permits; negotiation of contracts between the affiliated dental practice and third parties, including third-party payors, alternative delivery systems and purchasers of group health care services; establishing and maintaining billing and collection policies and procedures; fiscal matters, such as annual budgeting, maintaining financial and accounting records, and arranging for the preparation of tax returns; and maintaining insurance. The Company does not assume any authority, responsibility, supervision or control over the provision of dental services to patients or for diagnosis, treatment, procedure or other health care services, or the administration of any drugs used in connection with any dental practice.

   The typical management services agreement is for an initial term of 25 to 40 years, and is automatically renewed for successive five-year terms unless terminated at least 90 days before the end of the initial term or any renewal term. As part of the management services agreement, the Company requires that the majority shareholder of the affiliated dental practice execute an option agreement that grants the Company's designee the right to acquire all the shareholder's interest in the practice at a nominal cost. The Company can exercise the option at any time on 10 days written notice. The Company may nominate without restriction any licensed dentist as its designee and may transfer the option at any time to any qualified person, subject to applicable state regulations governing the practice of dentistry. The management services agreement does not limit the number of times that the option may be exercised. At December 31, 1998, all of the Company's affiliated dental practices were wholly-owned by an individual dentist. Additionally, the management services agreement may be terminated by the Company or the affiliated dental practice only in the event of the bankruptcy or default in the performance of the material duties of the non-terminating party.

DENTIST EMPLOYMENT AGREEMENTS

   As a part of the process of converting an affiliated dental practice into a Castle Dental Center, each affiliated dental practice has entered into employment agreements with substantially all of its full-time dentists, orthodontists and other dental specialists. Although the form of contract varies somewhat among practices and among dentists with different specialties, the typical contract for a full-time dentist provides for a defined compensation arrangement, including performance-based compensation and, where market conditions permit and to the extent deemed enforceable under applicable law, a covenant not to compete. Each full-time dentist, whether or not a party to a dentist employment agreement, is required to maintain professional liability insurance, and mandated coverage limits are generally at least $1.0 million per claim and $3.0 million in the aggregate. In addition, many affiliated dental practices employ part-time dentists. Not all part-time dentists have employment agreements, but all part-time dentists are required to carry professional liability insurance in specified amounts. Certain part-time dentists retained by some of the affiliated dental practices are independent contractors and have entered into independent contractor agreements.

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

   The majority of services provided by the Company affiliated dental services are classified as general dentistry. General dentistry includes diagnostics, treatment planning, preventive care, removal of infection, fillings, crowns, bridges, partials, dentures, and extractions, all of which are currently being provided by the affiliated dental practices. Within its networks, the Company provides a wide range of specialty dental services. The Company seeks to expand the services offered by affiliated practices beyond general dentistry to include other dental specialty services and to improve efficiency by improving appointment availability, increasing practice visibility and assisting the practices in adding complementary services. These complementary services include orthodontics, periodontics (the diagnosis, treatment and prevention of infection of the gums and supporting bone around the teeth), endodontics (the diagnosis, treatment and prevention of infection of the oral tissues), oral surgery and implantology (the placement of abutments (implants) in the jaw bones to support tooth replacement). By adding these complementary services to the practice, the affiliated dental practices will retain the majority of specialty service referrals in-house, thereby increasing patient revenues.

OPERATIONS

CENTER DESIGN AND LOCATION

    The Company's dental centers are generally located in retail environments. Many of the dental centers include semi-private general dentistry treatment rooms, private treatment rooms and orthodontic bays. Currently, the Company's dental centers include from four to 22 treatment rooms and range in size from approximately 1,000 square feet to approximately 6,000 square feet. New dental centers, developed by the Company, range in size from 1,600 square feet to 4,000 square feet, and have from five to fourteen operatories.

    Since its formation, the Company has adapted its locations to accommodate the full range of dental specialties. The Company believes the application of its method of designing and locating dental centers will facilitate the expansion of services offered by the acquired practices. Where a dental center is not able, due to limitations of floor space, zoning or other reasons, to accommodate new services or specialists, the Company may seek to relocate such dental center to a more desirable retail location as soon as practicable.

STAFFING AND SCHEDULING

    The Company believes that making its facilities available at times which are convenient to its patients is an important element of its strategy. As a result, the affiliated dental practices maintain extended hours of operation, with many dental centers opening as early as 7:00 a.m. and closing as late as 9:00 p.m. on weekdays and 5:00 p.m. on Saturdays and Sundays. The dental centers are staffed with dentists and dental assistants every day they are open, with orthodontists and other specialists rotating among several centers in order to utilize their time optimally. Each patient typically is assigned to and sees the same dentist or specialist on all visits to the center. Each dental center is also regularly staffed with an office manager, front office staff and other support staff.

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

    The Company's typical orthodontic payment plan consists of no initial down payment and equal monthly payments during the term of treatment ranging from $88 to $98 per month, with an average contract period of approximately 24 months. After consultation with the orthodontic staff at the initial visit, the patient signs a contract outlining the terms of the treatment, including the anticipated length of treatment and the total fees. The number of required monthly payments is fixed at the beginning of the case and corresponds to the anticipated number of monthly treatments. Patients are billed in advance by the Company on a monthly basis.

QUALITY ASSURANCE

    Affiliated dental practices are solely responsible for all aspects of the practice of dentistry. The Company has responsibility for the business and administrative aspects of the practices and exercises no control over the provision of dental services. The Company's management structure is designed to bring to its affiliated dental practices improvements in their recruiting and professional training. The Company expects that the increased visibility of the Company, the ability to offer career paths previously unavailable to dentists and the ability to recruit for multiple markets will give it an advantage in recruiting and retaining dentists. In addition, the Company believes that the ability to offer dentists in private practice the chance to practice in an environment
                                       7
where they do not assume capital risks and administrative burdens normally associated with private practice will make joining the Company an attractive choice for private practitioners.

    Most affiliated dental practices have policy boards comprised of representatives of both the Company and the affiliated dental practice. The policy boards are responsible for developing and implementing management and administrative policies for the overall operation of the affiliated dental practice. Specifically, the policy board has the authority to review and approve capital improvements and expansion, marketing and advertising, collection policies, provider and payer relationships, strategic planning and capital expenditures. However, in recognition of the laws and regulations applicable to the licensure and practice of dentistry, the policy board does not make clinical decisions, recommendations or other decisions that are required to be made by a licensed dentist.

SALES AND MARKETING

    The Company intends to establish a consistent national identity for its business and to utilize the "Castle Dental Centers" name and logo. When acquired practices already have high existing name recognition within their local markets, the Company may seek to capitalize on that name recognition and implement the Castle Dental Centers name over an extended period of time. The Company intends to change the name of all its presently affiliated dental practices to a common name subject to applicable laws and regulations of the jurisdictions in which they are located. The Company applies traditional retail principles of business to the provision of dental care. These principles include network development, extended hours of operation, location optimization, signage, customized treatment schedules, affordable fees and payment plans. The Company uses both print advertising and professionally produced broadcast advertising to market its dental services to potential patients its existing markets and intends to use the same marketing techniques in newly acquired markets.

    The Company has also established a national telemarketing system in Houston, Texas to field calls generated by advertising, to confirm upcoming scheduled patient visits and to encourage patients to return for follow-up visits and regularly scheduled six-month periodic exams. The national telemarketing system is based on a national 800 number (1-800-TO SMILE) and utilizes state-of-the-art software to identify patients and direct them to the nearest Company operated dental center. This system, presently utilized in Houston, Austin, Dallas/Fort Worth, Tennessee and Florida, will be in use in all of the Company's markets by July 1999. The telemarketers can enter all relevant information into the Company's management information system for patients making appointments for an initial visit, including pre-screening patients for insurance and other credit information.

MANAGED CARE CONTRACTS

    The Company negotiates, on behalf of its affiliated dental practices, contracts with dental healthcare maintenance organizations, insurance companies, self insurance plans and other third-party payers pursuant to which services are provided on some type of discounted fee-for-service or capitated basis. Under capitated contracts the affiliated dental practice receives a predetermined amount per patient per month in exchange for providing certain necessary covered services to members of the plan. Usually, the capitated plans also provide for supplemental payments and/or co-payments by members for certain higher cost procedures such as crowns, root canal therapy and dentures. These contracts typically result in lower average fees for services than the usual and customary fees charges by the Company's affiliated dental practices and may, in certain instances, expose the Company to losses on contracts where the total revenues received are less than the costs of providing such dental care. The Company generally bears the risk of such loss because it consolidates the financial results of its affiliated dental practices. However, most of these contracts are cancelable by either party on 30 to 90 days written notice thereby reducing the risk of long-term adverse impact on the Company.

   At December 31, 1998, the Company and its affiliated dental practices maintained an aggregate of 72 capitated managed care contracts covering approximately 115,000 members. Capitation fees, excluding supplemental fees and co-payments by members, totaled $5.1 million, or approximately 6.9% of total patient revenues in 1998. No single contract amounted to a significant portion of the Company's revenues, as each of the Company's regional operations contracts separately with managed care providers. The Company periodically evaluates its capitated managed care contracts by comparing the average reimbursement per procedure plus the total capitation fees per contract to the usual and customary fees charged by the affiliated dental practice. If the aggregate reimbursement percentage for the capitated contract exceeds 55% of the usual and customary fees, the Company believes that the incremental costs of providing covered services are being recovered. Management believes that capitated managed care contracts, in the aggregate, are profitable and will continue to increase as a percentage of total patient revenues in the future.

    A component of the Company's strategy is to seek long-term relationships with insurance companies on a regional and national basis. The development of new dental centers and expanded networks of dentists and dental specialists in the Company's markets makes the Company's dental networks attractive to insurance companies and other third-party payers. Management believes that negotiating with major dental healthcare providers on a national basis will result in better coordination and improved financial results from its managed care contracts.

COMPETITION

    The dental care industry is highly fragmented, comprised principally of sole practitioners and group practices of dental and orthodontic services. The dental practice management industry is subject to continuing changes in the provision of services and the selection and compensation of providers. The Company is aware of several dental practice management companies, both publicly-traded and privately owned, that are acquiring and managing dental practices. Publicly Traded dental practice management companies that compete with the Company include Monarch Dental Corporation, American Dental Partners, Inc., Interdent, Inc., and Coast Dental Services, Inc., as well as others. Certain of the Company's competitors are larger and better capitalized, may provide a wider variety of services, may have greater experience in providing dental care management services and may have longer established relationships with buyers of such services. The existence of other dental practice management companies may also increase competition for acquisition candidates, thereby increasing amounts that must be paid for acquired practice management businesses.

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

MANAGEMENT INFORMATION SYSTEMS

    At December 31, 1998, the Company and its affiliated dental practices utilized two dental practice management software systems to monitor and control patient treatment, scheduling, invoicing of patients and insurance companies, productivity of clinical staffs and other practice related activities. The Company is integrating the dental practice management systems in all of its offices into a single practice management system that is centralized in Houston. This system will permit the standardization of practice management policies and procedures in all of the Company's dental centers and affiliated dental practices. During 1998, the Company implemented common client-server based financial management and payroll systems throughout all of its dental centers and regional offices designed to enable the Company to compare financial performance of its affiliated dental practices, to track and control costs, and to facilitate the accounting and financial reporting process. The Company intends to standardize its financial information and practice management systems in all of its existing and newly acquired dental practices as soon as is feasible.

REGULATION GENERAL

    The practice of dentistry is highly regulated, and there can be no assurance that the regulatory environment in which the affiliated dental practices and the Company operate will not change significantly in the future. In general, regulation of health care related companies also is increasing.

 Every state imposes licensing and other requirements on individual dentists and dental facilities and
                                       9
services. In addition, federal and state laws regulate health maintenance organizations and other managed care organizations for which dentists may be providers. In connection with its operations in existing markets and expansion into new markets, the Company may become subject to compliance with additional laws, regulations and interpretations or enforcement thereof. The ability of the Company to operate profitably will depend in part upon the Company and its affiliated dental practices obtaining and maintaining all necessary licenses, certifications and other approvals and operating in compliance with applicable health care regulations.

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

STATE LEGISLATION

    In addition to the anti-kickback laws and anti-referral laws noted above, the laws of many states prohibit dentists from splitting fees with non-dentists and prohibit non-dental entities such as the Company from engaging in the practice of dentistry and from employing dentists to practice dentistry. The specific restrictions against the corporate practice of dentistry, as well as the interpretation of those restrictions by state regulatory authorities, vary from state to state. However, the restrictions are generally designed to prohibit a non-dental entity from controlling the professional assets of a dental practice (such as patient records, payer contracts and, in certain states, dental equipment), employing dentists to practice dentistry (or, in certain states, employing dental hygienists or dental assistants), controlling the content of a dentist's advertising or professional practice or sharing professional fees. The laws of many states also prohibit dental practitioners from paying any portion of fees received for dental services in consideration for the referral of a patient. In addition, many states impose limits on the tasks that may be delegated by dentists to dental assistants.

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

EMPLOYEES

    As of December 31, 1998, the Company and its affiliated dental practices employed approximately 1,220 administrative and dental office personnel on a full-time or part-time basis, and the affiliated dental practices employed approximately 190 general dentists and 30 specialists on a full-time or part-time basis. As a component of its acquisition strategy, the Company frequently enters into employment or consulting agreements for ongoing management and administrative services with the dentists from whom it acquires affiliated practices. The Company believes that its relations with its employees are good. The Company believes that it may need to hire additional personnel to accommodate the demands prompted by the provision of services to each of the affiliated practices under the management services agreements, as well as to pursue its growth strategies.

CORPORATE LIABILITY AND INSURANCE

    The provision of dental services entails an inherent risk of professional malpractice and other similar claims. Although the Company does not influence or control the practice of dentistry by dentists or have responsibility for compliance with certain regulatory and other requirements directly applicable to dentists and dental groups, the contractual relationship between the Company and the affiliated dental practices may subject the Company to some medical malpractice actions under various theories, including successor liability. There can be no assurance that claims, suits or complaints relating to services and products provided by managed practices will not be asserted against the Company in the future. The availability and cost of professional liability insurance has been affected by various factors, many of which are beyond the control of the Company. Significant increases in the cost of such insurance to the Company and its affiliated dental practices may have an adverse effect on the Company's operations.

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

    All of the Company's existing centers are leased. Five of the centers are owned by affiliates of the companies from whom the Company acquired affiliated dental practices and one dental center is owned by an officer of the Company.

    The Company intends to lease centers or enter into build-to-suit arrangements with third parties for dental centers to be leased by the Company. Certain leases provide for fixed minimum rentals and provide for additional rental payments for common area maintenance, insurance and taxes. The leases carry varying terms expiring between 1999 and 2009 excluding options to renew.

    The majority of the centers are located in retail locations. The Company believes that its leased facilities are well maintained, in good condition and adequate for its current needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

ITEM 3. LEGAL PROCEEDINGS

    In August 1998, the former owner of certain dental practices acquired by the Company in August 1996, filed a lawsuit against the Company in the 190th District Court of Harris Count, Texas. The lawsuit alleges that the Company committed various acts of fraud, securities fraud, conspiracy, breach of contract and misrepresentation concerning the value of the Company's common stock issued in the acquisition of the dental practices. The lawsuit seeks damages and exemplary damages in the amount of $11 million. The Company believes that the asserted claims are without merit and intends to defend itself vigorously. In the opinion of management, resolution of these claims will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

    In December 1998, a dentist with whom the Company had entered into an agreement to acquire his dental practice filed a demand for arbitration alleging that the Company is liable for damages resulting from the failure to complete the transaction. The transaction was not completed because at least one of the contingencies required for closing was not met. The dentist is claiming damages equal to the difference between the purchase price provided for in the agreement of $6.5 million and the fair market value of the practice. The Company believes that the asserted claims are without merit and that it is not liable for damages resulting from these allegations. In the opinion of management, resolution of these claims will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

    The Company and certain of its subsidiaries are parties to a number of legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company.

    The Company carries insurance with coverage and coverage limits that it believes to be customary in the dental industry. Although there can be no assurance that such insurance will be sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company's operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded in the over-the-counter market and quoted on the Nasdaq National Market under the symbol "CASL." The following table presents the quarterly high and low sale prices as reported by the Nasdaq National Market since the shares became publicly traded on September 12, 1997. These quotations reflect the inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

   1997:                                                      HIGH        LOW

   Third Quarter (beginning September 12, 1997).......        14.75      13.00
   Fourth Quarter.....................................        14.25       7.31

   1998:

   First Quarter.....................................         12.13       6.63
   Second Quarter....................................         13.44       9.25
   Third Quarter.....................................         11.50       4.00
   Fourth Quarter....................................          9.25       4.00

    As of March 15, 1999, there were 6,417,206 shares of the Company's Common Stock outstanding held by approximately 42 stockholders of record. The Company believes there are approximately 1,800 beneficial owners of the Common Stock.

    The Company has never paid a cash dividend on its Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company's bank credit facility permits the payment of dividends only to the extent the Company maintains a specified minimum net worth. The Company's net worth as of December 31, 1998 was approximately $36.4 million. Any future change in the Company's dividend policy will be made at the discretion of the Company's Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under credit agreements, as well as other factors the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

    On March 24, 1998, in connection with the acquisition by the Company of all of the outstanding capital stock of Dental World, Inc. ("Dental World"), the Company issued 23,342 shares of common stock to Reality, Ltd., the sole shareholder of Dental World.

    On March 30, 1998, the Company, through its wholly owned subsidiary CDC of California, Inc. ("CDC"), formed Castle Dental Centers of California, L.L.C. ("Castle West") for the purpose of acquiring the business of Dental Consulting Services, LLC ("DCS"). In connection with this acquisition, the Company issued an aggregate of $2,689,151 in its 8% subordinated promissory notes due March 30, 2001 to the five members of DCS ("DCS Members"). Following Castle West's formation: (i) CDC owns the Class A Membership Interest and the Class D Membership Interest in Castle West; (ii) sole-purpose corporations owned by the DCS Members ("Corporate B Members") collectively own 100% of DCS, which owns the Class B Membership Interest in Castle West; and (iii) sole-purpose corporations (the "Corporate C Members") owned by the DCS Members plus one additional person collectively own 100% of Castle West Holdings, L.L.C. ("Holdings"), which owns the Class C Membership Interest in Castle West. The Corporate B Members as a group were granted the one-time right (the "B Merger Option"), beginning March 30, 1999, to merge all of the Corporate B Members into CDC in exchange for the issuance of shares of the Company's common stock. The number of shares of common stock issuable upon exercise of the B Merger Option ("B Merger Consideration") was initially set at 407,452 shares of common stock, subject to an adjustment based upon the purchase price of practices acquired by Castle West between the closing of such transaction and the one-year anniversary thereof. The Company estimates that 452,058 shares of common stock are currently issuable as B Merger Consideration. Each Corporate C Member was granted the one-time right (the "C Merger Option"), beginning March 30, 2000, to merge into CDC in exchange for cash, notes and common stock. The consideration to be received upon the exercise of the C Merger Option ("C Merger Consideration") is based upon the economic performance of Castle West following the closing date of the DCS acquisition. At least 50% of the C Merger Consideration is payable by CDC in common stock (based upon its trading price) and, if a Corporate C Member elects to receive more than 25% of the C Merger Consideration in cash, CDC will have the option of delivering a promissory note of Castle for the amount by which such cash payment would otherwise exceed 25% of the C Merger Consideration.

    On July 9, 1998, in connection with the Company's acquisition of the assets of Jared Woolf, D.D.S. & Associates of Palmetto, P.A., Jared Woolf, D.D.S. & Associates of Venice, P.A. and Woolf Dentistry, P.A. ("Woolf Dentistry"), the Company issued 15,424 shares of common stock to Woolf Dentistry. In connection with this acquisition, the Company issued an aggregate of $370,000 in its 9% subordinated promissory notes due July 9, 2001 to Woolf Dentistry. On that same date, in connection with the Company's acquisition of the stock of Dentcor, Inc., the Company issued an aggregate of 20,566 shares to the two shareholders of Dentcor, Inc.

    On August 1, 1998, in connection with the acquisition by the Company of all of the outstanding capital stock of NA Dental Management, Inc., the Company issued 3,635 shares of common stock and $32,580 in its 8% subordinated promissory notes due June 30, 2000 to the sole shareholder of NA Dental Management, Inc.

    In September 1997, the Company issued 119,231 shares of Series B Convertible Preferred Stock (the "Series B Stock") in connection with the acquisition of SW Dental. The number of shares issued were equivalent to $1,550,000 divided by the initial public offering price of the Company's common stock of $13.00 per share. The Series B Stock was convertible at the holder's option, for a thirty-day period beginning one year after its issuance into an equivalent number of shares of the Company's common stock. On October 1, 1998, the holder of the 119,231 shares of Series B Preferred Stock exercised the right to redeem the shares into an 8% subordinated note, due June 2002, in the original principal amount of $1,550,000, payable in quarterly installments of $114,000 in principal and interest.

    On December 30, 1998, in connection with the Company's acquisition of the assets of DCA Limited Partnership, L.L.P. ("DCA") and Dental Administrators of Texas Limited Partnership, L.L.P. ("DAI") and 16 related dental practices, the Company issued 79,352 and 45,648 shares of common stock to DCA and DAI, respectively. In addition, in connection with such acquisition, the Company issued to DCA and DAI an aggregate of $1,250,000 in 6% Subordinated Promissory Notes due December 30, 2001.

    Each of the foregoing transactions was exempt from registration under
Section 4(2) of the Securities Act, no public offering being involved.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data of the Company should be read in conjunction with the related financial statements, notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                     YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------
                                                   1994        1995       1996          1997        1998
                                                   ----        ----       ----          ----        ----
                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net patient revenues .........................   $ 17,083    $ 18,257    $29,601 $     46,225    $ 74,823
Expenses:

   Dentist salaries and other

       professional costs ....................      2,853       3,345       7,454      11,325      18,516
   Clinical salaries .........................      1,811       1,879       6,760      10,248      16,612
   Dental supplies and laboratory fees .......      1,907       2,185       3,120       4,335       7,197
   Rental and lease expense ..................        681         836       1,592       2,590       4,091
   Advertising and marketing .................      1,062         959       1,522       2,033       2,763
   Depreciation and amortization .............        309         336       1,088       2,132       3,615
   Other operating expenses ..................      2,205       2,260       2,913       4,314       6,976
   General and administrative(1) .............      5,319       9,109       4,292       5,929       8,145
                                                 --------    --------    --------    --------    --------
      Total expenses .........................     16,147      20,909      28,741      42,906      67,915
                                                 --------    --------    --------    --------    --------
Operating income (loss) ......................        936      (2,652)        860       3,319       6,908
Interest expense .............................        112          87       2,596       2,792       1,889
Other income .................................       --          --           (89)        (84)        (57)
                                                 --------    --------    --------    --------    --------
Income (loss) before income taxes and ........

    extraordinary loss .......................        824      (2,739)     (1,647)        611       5,076
Provision (benefit) for income taxes(2) ......         43        (325)       (561)        200       1,490
                                                             --------    --------    --------    --------
Income (loss) before extraordinary loss ......        781      (2,414)     (1,086)        411       3,586

Extraordinary loss ...........................       --          --          --        (3,195)       --
                                                             --------    --------    --------    --------
Net income (loss)(2) .........................        781      (2,414)     (1,086)     (2,784)      3,586

Preferred stock dividends(3) .................       --          --          --        (1,930)       --
                                                 --------    --------    --------    --------    --------
Net income (loss) attributable to
    common stock .............................   $    781    $ (2,414)   $ (1,086)   $ (4,714)   $  3,586
                                                 ========    ========    ========    ========    ========

Income (loss) per common share:
    Basic and diluted:

   Income (loss) before extraordinary loss ...                           $  (0.34)   $   0.10    $   0.54
   Extraordinary loss ........................                                --        (0.78)       --
                                                                         --------    --------    --------
   Net income (loss) .........................                           $  (0.34)   $  (0.68)   $   0.54
                                                                         ========    ========    ========
   Weighted average number of common and
          common equivalent shares outstanding

      Basic ..................................                              3,191       4,100       6,586
                                                                         ========    ========    ========
      Diluted ................................                              3,191       4,132       6,608
                                                                         ========    ========    ========

                                                           YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------
                                           1994      1995               1996         1997      1998
                                           ----      ----               ----         ----      ----
                                                         (IN THOUSANDS)
   BALANCE SHEET DATA:
Cash and cash equivalents ..........   $     22   $  6,439           $    119    $  2,908   $    695
Working capital (deficit) ..........      1,212      6,208             (3,244)      3,917     10,345

Total assets .......................      4,711     12,677             29,098      44,513    100,035
Long-term debt, less current portion        162      9,462             20,529       3,659     44,937

Redeemable preferred stock .........       --        2,928              2,928       1,550       --
Total stockholders' equity (deficit)      2,577     (5,743)             (3509)     31,113     36,397

   ------------
(1)In 1995, the Company expensed $2.6 million of deferred compensation in connection with an acquisition.
(2)Prior to 1996, significant operations of the Company were conducted through a subchapter S corporation and accordingly were not subject to federal and state income taxes. If all of the Company's operations had been subject to income taxes, net income (loss) would have been $515,000 and ($1.7 million) for the years ended December 31, 1994 and 1995, respectively.
(3)The Company recorded a $1,930,000 non-cash dividend to accrete the Series A Convertible Preferred Stock and the Series C Convertible Preferred Stock to their estimated fair value.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

INTRODUCTION

   The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, Tennessee and California. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks by entering into management services agreements with affiliated dental practices to provide on an exclusive basis management and administrative services to affiliated dental practices. The Company's strategy is to provide high-quality care in selected markets with a view to achieving broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. As of December 31, 1998, the Company provided management services to 86 dental centers with approximately 220 affiliated dentists, orthodontists and other dental specialists.

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

    Certain of the affiliated dental practices derive a significant portion of their revenues from managed care contracts, preferred provider arrangements and other negotiated price agreements. While the Company generally negotiates the terms and conditions of managed care contracts, preferred provider arrangements and other negotiated price agreements, the affiliated dental practices are the contracting parties for all such relationships, and the Company is dependent on its affiliated dental practices for the success of such relationships. The Company generally bears the risk of such loss because it consolidates the financial results of its affiliated dental practices. However, most of these contracts are cancelable by either party on 30 to 90 days written notice thereby reducing the risk of long-term adverse impact on the Company.

    At December 31, 1998, the Company and its affiliated dental practices maintained an aggregate of 72 capitated managed care contracts covering approximately 115,000 members. Capitation fees, excluding supplemental fees and co-payments by members, totaled $5.1 million, or approximately 6.9% of total patient revenues in 1998. No single contract amounted to a significant portion of the Company's revenues, as each of the Company's regional operations contract separately with managed care providers. The Company periodically evaluates its capitated managed care contracts by comparing the average reimbursement per procedure plus the total capitation fees per contract to the usual and customary fees charged by the affiliated dental practice. If the aggregate reimbursement percentage for the capitated contract exceeds 55% of the usual and customary fees, the Company believes that the incremental costs of providing covered services are being recovered. Management believes that capitated managed care contracts, in the aggregate, are profitable and will continue to contract with capitated managed care providers on a case-by-case basis.

COMPONENTS OF REVENUES AND EXPENSES

    Net patient revenues represent amounts billed by the affiliated dental practices to patients and third-party payors for dental services rendered. Such amounts also include monthly capitation payments received from third-party payors pursuant to managed care contracts. Net revenues are reported at established rates reduced by contractual amounts based on agreements with patients, third party payers and others obligated to pay for services rendered.

    Under the terms of the typical management services agreement with an affiliated dental practice, the Company becomes the exclusive manager and administrator of all non-dental services relating to the operation of the practice. While actual terms of the various management agreements may vary from practice to practice, material aspects of all the management service agreements, including the ability of the Company to nominate the majority shareholder and the calculation of the management fees, are consistent. The obligations of the Company include assuming responsibility for the operating expenses incurred in connection with managing the dental centers. These expenses include salaries, wages and related costs of non-dental personnel, dental supplies and laboratory fees, rental and lease expenses, advertising and marketing costs, management information systems, and other operating expenses incurred at the dental centers. In addition to these expenses, the Company incurs general and administrative expenses related to the billing and collection of accounts receivable, financial management and control of the dental operations, insurance, training and development, and other general corporate expenditures.

RESULTS OF OPERATION

    The following table sets forth the percentages of patient revenues represented by certain items reflected in the Company's Statements of Operations. The information that follows represents historical results of the Company and does not include pre-acquisition results of the dental practices that the Company has acquired. The Company acquired Southwest Dental Associates ("SW Dental") of Austin, Texas in September 1997, and two individual practices located in Fort Worth, Texas and Nashville, Tennessee in December 1997. In March 1998, the Company acquired Dental World, Inc. a dental practice management company located in Houston, Texas. In March 1998, the Company acquired an 80.0% interest in Castle West, which was formed to acquire Dental Consulting Services, LLC, a California-based dental practice management company. In July 1998, the Company acquired Dentcor, Inc., a dental management company, and five related dental practices in Florida. In August 1998, the Company acquired all the outstanding stock of two dental practices in the Los Angeles area and purchased the assets of a dental office in Houston. In December 1998, the Company acquired the assets of Dental Centers of America, Inc., which managed 16 dental centers in San Antonio, Austin and Dallas/Fort Worth, Texas, and Crenshaw Family Dental in Los Angeles. (All of the acquisitions in 1997 and 1998 are collectively referred to as the "Completed Acquisitions").

                                                   YEAR  ENDED  DECEMBER 31,
                                                  --------------------------
                                                    1996     1997     1998
                                                  -------  --------  -------

   Net patient revenues........................... 100.0%  100.0%   100.0%
   Expenses:
      Dentist salaries and other professional costs  25.2    24.5     24.7
      Clinical salaries...........................   22.8    22.2     22.2
      Dental supplies and laboratory fees.........   10.5     9.4      9.6
      Rental and lease expense....................    5.4     5.6      5.5
      Advertising and marketing...................    5.1     4.4      3.7
      Depreciation and amortization...............    3.7     4.6      4.8
      Other operating expenses....................    9.8     9.3      9.3
      General and administrative..................   14.6    12.8     10.9
                                                     ----    ----     ----
      Total expenses..............................   97.1    92.8     90.8
                                                     ----    ----     ----
   Operating income...............................    2.9     7.2      9.2
   Interest expense...............................    8.8     6.0      2.5
   Other income...................................   (0.3)   (0.2)    (0.1)
                                                     -----   -----    -----
   Income (loss) before income taxes and
    extraordinary loss.                              (5.6)    1.3      6.8

   Provision (benefit) for income taxes...........   (1.9)    0.4      2.0
                                                     -----    ---      ---
   Income (loss) before extraordinary loss........   (3.7)    0.9      4.8
   Extraordinary loss.............................     --    (6.9)      --
                                                       --    -----      --
   Net income (loss)..............................   (3.7)   (6.0)     4.8
   Preferred stock dividends......................     --    (4.2)      --
                                                       --    -----      --
   Net income (loss) attributable to common stock.   (3.7)% (10.2)%    4.8%
                                                     ======  =====    =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    NET PATIENT REVENUES - Net patient revenues increased from $46.2 million for the year ended December 31, 1997 to $74.8 million for the year ended December 31, 1998, an increase of $28.6 million or 61.9%. Approximately $19.7 million of the increase was attributable to the Completed Acquisitions. Revenues from twelve DE NOVO stores opened in 1997 and 1998 contributed patient revenues of $5.0 million, or 10.8% increase from 1997, while patient revenues from dental centers open for more than one year increased $4.1 million, or 9.0%, in 1998.

    DENTIST SALARIES AND OTHER PROFESSIONAL COSTS -- Dentist salaries and other professional costs increased from $11.3 million for the year ended December 31, 1997 to $18.5 million for the year ended December 31, 1998, an increase of $7.2 million or 63.5%. The Completed Acquisitions accounted for $4.9 million of the increase in dentist salaries. Expressed as a percentage of net patient revenues, dentist salaries increased from 24.5% to 24.7% for the years ended December 31, 1997 and 1998, respectively.

    CLINICAL SALARIES -- Clinical salaries increased from $10.2 million for the year ended December 31, 1997 to $16.6 million for the year ended December 31, 1998, an increase of $6.4 million or 62.1%. The Completed Acquisitions accounted for the increase in clinical salaries. Expressed as a percentage of patient revenues, clinical salaries remained unchanged at 22.2% for the years ended December 31, 1997 and 1998.

    DENTAL SUPPLIES AND LABORATORY FEES -- Dental supplies and laboratory fees increased from $4.3 million for the year ended December 31, 1997 to $7.2 million for the year ended December 31, 1998, an increase of $2.9 million or 66.0%. This increase resulted primarily from the Completed Acquisitions, which incurred $2.2 million in dental supplies and laboratory expenses. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 9.4% in 1997 to 9.6% in 1998.

    RENTAL AND LEASE EXPENSE -- Rental and lease expense increased from $2.6 million for the year ended December 31, 1997 to $4.1 million for the year ended December 31, 1998, an increase of $1.5 million or 57.9%. Rental expense from the Completed Acquisitions in Florida, California, and Texas accounted for $1.2 million of the increase with the balance resulting from the opening of ten new dental centers in 1997 and 1998. Expressed as a percentage of patient revenues, rental and lease expense decreased from 5.6% in 1997 to 5.5% in 1998.

    ADVERTISING AND MARKETING -- Advertising and marketing expense increased from $2.0 million for the year ended December 31, 1997 to $2.8 million for the year ended December 31, 1997, an increase of 35.9%. Expressed as a percentage of patient revenues, advertising and marketing costs decreased, primarily due to economies of scale, from 4.4% in 1997 to 3.7% in 1998.

    DEPRECIATION AND AMORTIZATION -- Depreciation and amortization increased from $2.1 million for the year ended December 31, 1997 to $3.6 million for the year ended December 31, 1998, an increase of $1.5 million or 69.6%, primarily resulting from higher depreciation and amortization of management services agreements and other intangibles related to the Completed Acquisitions. As a percentage of patient revenues, depreciation and amortization increased from 4.6% to 4.8% for the years ended December 31, 1997 and 1998, respectively.

    OTHER OPERATING EXPENSES -- Other operating expenses increased from $4.3 million for the year ended December 31, 1997 to $7.0 million for the year ended December 31, 1998, an increase of approximately $2.7 million or 61.7%. Other operating expenses include certain expenses related to the operation of the Company's dental centers and bad debt expense incurred in the financing of patient receivables at the affiliated dental practices. The increase from 1997 to 1998 resulted from the Completed Acquisitions and the new dental centers opened during 1997 and 1998. Expressed as a percentage of revenues, however, other operating expenses remained at 9.3%, for the years ended December 31, 1997 and 1998.

    GENERAL & ADMINISTRATIVE EXPENSE -- General and administrative expenses increased from $5.9 million for the year ended December 31, 1997 to $8.1 million for the year ended December 31, 1998, an increase of $2.2 million or 35.4%. The increase resulted from the addition of general and administrative expenses of the Completed Acquisitions and increased personnel and general corporate expenses at the Company's headquarters in Houston. Expressed as a percentage of patient revenues, general and administrative expense, however, decreased from 12.8% to 10.9% for years ended December 31, 1997 and 1998, respectively, due to relatively greater percentage increase in the Company's patient revenues.

    INTEREST EXPENSE -- Interest expense decreased from $2.8 million for the year ended December 31, 1997 to $1.9 million for the year ended December 31, 1998. In September and October 1997, the Company repaid approximately $23.9 million of its outstanding debt with the net proceeds of the initial public offering of the Company's common stock. Bank borrowings and the issuance of subordinated seller notes increased from $5.2 million to $42.2 million, for the years ended December 31, 1997 and 1998, respectively.

    INCOME TAXES -- For the year ended December 31, 1998, the Company recorded a provision for income taxes of $1.5 million resulting from income before income taxes of $5.1 million. For the year ended December 31, 1997, the Company recorded a provision for income taxes of $200,000 resulting from the income before income taxes and extraordinary loss of $611,000. The Company's average tax rate for 1998 was 29.4%, compared to an average tax rate of 30.3% in 1997. During 1998, the Company continued to realize benefits from net operating loss carry forwards and other tax deductions not recognized in prior years. Management expects that the average tax rate will be higher in future periods.

    PREFERRED STOCK DIVIDENDS -- Coincident with the completion of the initial public offering in September 1997, the holders of the Company's Series A and Series C Preferred Stock converted such shares into an aggregate of 948,243 shares of Company Common Stock. As a result, the Company recorded $1.9 million in non-cash dividends in the third quarter 1997, representing the accretion of the difference between the recorded value of the Preferred Stock and its redemption value. No such expense was recorded in 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    NET PATIENT REVENUES - Net patient revenues increased from $29.6 million for the year ended December 31, 1996 to $46.2 million for the year ended December 31, 1997, an increase of $16.6 million or 56%. Approximately $12.6 million of the increase was attributable to the acquisitions of 1st Dental Care in

Clearwater, Florida, Mid-South Dental Centers in Nashville, Tennessee, and Horizon Dental Centers in Ft. Worth and Austin, Texas, completed during 1996, and SW Dental Associates in Austin, Texas, completed in September 1997. (Collectively referred to as the "1996/97 Acquisitions"). Patient revenues in Houston increased from $18.6 million in 1996 to $20.5 million in 1997, primarily the result of the opening of three new dental centers in Houston during 1997.

    DENTIST SALARIES AND OTHER PROFESSIONAL COSTS - Dentist salaries and other professional costs increased from $7.5 million for the year ended December 31, 1996 to $11.3 million for the year ended December 31, 1997, an increase of $3.8 million or 52.0%. This increase resulted primarily from the 1996/97 Acquisitions. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs decreased from 25.2% in 1996 to 24.5% in 1997.

   CLINICAL SALARIES -- Clinical salaries increased from $6.8 million for the year ended December 31, 1996 to $10.2 million for the year ended December 31, 1997, an increase of $3.4 million or 51.6%. The 1996/97 Acquisitions accounted for the increase in clinic employee salaries. Expressed as a percentage of patient revenues, clinical salaries decreased from 22.8% to 22.2% for the years ended December 31, 1996 and 1997, respectively.

    DENTAL SUPPLIES AND LABORATORY FEES -- Dental supplies and laboratory fees increased from $3.1 million for the year ended December 31, 1996 to $4.3 million for the year ended December 31, 1997, an increase of $1.2 million or 39.0%. This increase resulted primarily from the 1996/97 Acquisitions, which incurred $1.2 million in dental supplies and laboratory expenses. Expressed as a percentage of patient revenues, dental supplies and laboratory fees decreased from 10.5% in 1996 to 9.4% in 1997, primarily resulting from the centralization of the Company's purchasing function and the institution of national supply agreements with certain vendors of dental supplies and laboratory work.

    RENTAL AND LEASE EXPENSE -- Rental and lease expense increased from $1.6 million for the year ended December 31, 1996 to $2.6 million for the year ended December 31, 1997, an increase of $1.0 million or 62.7%. Rental expense from the acquisitions in Florida, Tennessee and Texas accounted for $765,000 of the increase with the balance resulting from the opening of four new dental centers in Houston in 1996 and 1997. Expressed as a percentage of patient revenues, rental and lease expense increased from 5.4% in 1996 to 5.6% in 1997.

    ADVERTISING AND MARKETING -- Advertising and marketing expense increased from $1.5 million for the year ended December 31, 1996 to $2.0 million for the year ended December 31, 1997, an increase of 33.6%. The 1996/97 Acquisitions accounted for all of the increase. Expressed as a percentage of patient revenues, however, advertising and marketing costs decreased from 5.1% in 1996 to 4.4% in 1997 as the 1996/97 Acquisitions generally had lower advertising and marketing costs than the Company's operations in Houston.

    DEPRECIATION AND AMORTIZATION -- Depreciation and amortization increased from $1.1 million for the year ended December 31, 1996 to $2.1 million for the year ended December 31, 1997, an increase of $1.0 million or 96.0%, primarily resulting from higher depreciation and amortization of goodwill related to the 1996/97 Acquisitions. As a percentage of patient revenues, depreciation and amortization increased from 3.7% to 4.6% for the years ended December 31, 1996 and 1997, respectively.

    OTHER OPERATING EXPENSES -- Other operating expenses increased from $2.9 million for the year ended December 31, 1996 to $4.3 million for the year ended December 31, 1997, an increase of approximately $1.4 million or 48.1%. Other operating expenses include certain expenses related to the operation of the Company's dental centers and bad debt expense incurred in the financing of patient receivables at the affiliated dental practices. The increase from 1996 to 1997 resulted from the 1996/97 Acquisitions and the new dental centers opened in Houston during 1997. Expressed as a percentage of revenues, however, other operating expenses decreased from 9.8% to 9.3%, for the years ended December 31, 1996 and 1997, respectively.

    GENERAL & ADMINISTRATIVE EXPENSE -- General and administrative expenses increased from $4.3 million for the year ended December 31, 1996 to $5.9 million for the year ended December 31, 1997, an increase of $1.6 million or 38.2%. The increase resulted from the addition of general and administrative expenses of the 1996/97 Acquisitions and increased personnel and general corporate expenses at the Company's headquarters in Houston. Expressed as a percentage of patient revenues, general and administrative expense, however, decreased from 14.6% to 12.8% for years ended December 31, 1996 and 1997, respectively, due to relatively higher percentage increase in the Company's patient revenues.

   INTEREST EXPENSE -- Interest expense increased from $2.6 million for the year ended December 31, 1996 to $2.8 million for the year ended December 31, 1997, as a result of higher average borrowing levels and increased interest rates in 1997. In September and October 1997, the Company repaid approximately $23.9 million of its outstanding debt with the net proceeds of the initial public offering of the Company's common stock.

   INCOME TAXES -- For the year ended December 31, 1997, the Company recorded a provision for income taxes of $200,000 resulting from income before income taxes and extraordinary loss of $611,000. For the year ended December 31, 1996, the Company recorded a benefit for income taxes of $561,000 resulting from the loss before income taxes of $1.6 million. The Company's average tax rate for 1997 was 30.3% as it realized a portion of the available benefit from its net operating loss carry forwards.

   EXTRAORDINARY LOSS -- During 1997, the Company recorded an extraordinary loss of $3.2 million, net of income tax benefit of $490,000, to record the write off of deferred loan costs and unamortized discounts associated with early retirement of the Company's 12% Senior Subordinated Notes in the aggregate amount of $10.4 million, including accrued interest. The Senior Subordinated Notes had been issued in December 1995 and in June 1997 in original principal amounts of $7.5 million and $2.0 million, respectively, and were retired utilizing a portion of the proceeds of the Company's initial public offering.

    PREFERRED STOCK DIVIDENDS -- Coincident with the completion of the initial public offering in September 1997, the holders of the Company's Series A and Series C Preferred Stock converted such shares into an aggregate of 948,243 shares of Company Common Stock. As a result, the Company recorded $1.9 million in non-cash dividends in the third quarter 1997, representing the accretion of the difference between the recorded value of the Preferred Stock and its redemption value.

LIQUIDITY AND CAPITAL RESOURCES

    Since 1996, the Company has relied on cash flow from operations and third party borrowings to finance its operations, and on a combination of third party borrowings, the issuance of Company common stock and subordinated seller notes, and the assumption of certain debt and lease obligations to finance its acquisitions.

    At December 31, 1998, the Company had net working capital of $10.3 million, representing an increase of $6.4 million from net working capital of $3.9 million at December 31, 1997. Current assets at December 31, 1998 consisted of cash of $695,000, billed and unbilled accounts receivable of $14.0 million, deferred income taxes of $1.8 million, and prepaid expenses and other current assets of $2.9 million. These were partially offset by current liabilities of $9.0 million at December 31, 1998, consisting primarily of $6.7 million in accounts payable and accrued liabilities, $1.8 million in current maturities of long-term debt, and $526,000 in accrued deferred compensation payments.

    For the year ended December 31, 1998, net cash provided by operating activities was approximately $1.9 million, compared to net cash used by operating activities of $502,000 for the prior year, primarily as a result of higher net income offset by increased working capital requirements. Cash used in investing activities in 1998 totaled approximately $37.5 million, primarily for the acquisition of dental practices and capital expenditures to build new dental centers. Significant components of cash used in investing activities included $30.8 million to complete the acquisitions of Dental Consulting Services in Los Angeles, Dental World, Inc. in Houston, Dentcor Inc./Woolf & Associates P.A. in Florida, Dental Centers of America in San Antonio, and three individual practices in Los Angeles and $6.7 million in capital expenditures for new dental centers and computer systems and software. Cash provided by financing activities in 1998 amounted to approximately $33.4 million. Significant components of cash provided by financing activities included bank borrowings of $37.0 million utilized to finance the acquisitions completed in 1998. During 1998, the Company made principal payments of $3.3 million on its bank credit facility, subordinated seller notes and other third-party debt.

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

    The Company's principal sources of liquidity as of December 31, 1998 consisted of cash and cash equivalents, net accounts receivable and borrowing availability under the Company's bank credit facility. In December 1998, the Company entered into a new bank credit agreement ("Credit Agreement") with its existing bank and refinanced the outstanding balance due under the previous bank credit facility. The Credit Agreement provides for borrowings up to $47.5 million and matures November 2002. Advances under the bank credit facility require quarterly interest payments through December 2000 at which time principal becomes payable quarterly based on a five-year amortization and a final payment at maturity. Borrowings under the bank credit facility may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The bank credit facility bears interest at variable rates, which are based upon either the bank's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to the EBITDA, each as defined in the bank credit facility. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The bank credit facility contains affirmative and negative covenants that require that Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. At December 31, 1998, $39.4 million was outstanding under the bank credit facility and the average interest rate on the Company's bank borrowings was 8.5%.

    During 1998, the Company acquired dental management companies and dental practices operating 36 dental centers in Texas, Florida and California. Total purchase consideration for the acquisitions amounted to $41.7 million, including related acquisition expenses and excluding assumed liabilities, consisting of $30.8 million in cash, $4.5 million in subordinated seller notes and 595,421 shares of Company stock and common stock equivalents (see "Recent Sales of Unregistered Securities"). The Company anticipates that the number of acquisitions in 1999 will be less than in 1998 due to limitations on future borrowings available under its bank credit facility. In addition, the Company plans to increase the number of DE NOVO dental centers added in its existing markets from nine new centers in 1998 to approximately 25 new centers in 1999. Accordingly, management anticipates that 1999 capital expenditures will increase to approximately $10.0 million.

    Management believes that cash flow from operations and borrowings available under the bank credit facility should be sufficient to meet its anticipated capital expenditures and other operating requirements and to fund anticipated acquisitions for the next 12 months. However, because future cash flows and the availability of financing are subject to a number of variables, such as the level of capital spending, the number and size of acquisitions made by the Company, the Company's financial performance and other factors, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures or to fund future acquisitions. Additional debt and equity financing may be required in connection with future acquisitions. The availability of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

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

    As part of the Company's continuing program to upgrade its information systems in anticipation of future growth, the Company is currently involved in the installation of year 2000 compliant software for its corporate and regional operations. This installation is currently expected to be complete by the second quarter of 1999. The Company presently believes that, with such upgrades, the year 2000 problem will not pose significant operational problems for the Company's computer systems. The estimated costs of these efforts are not expected to be material to the Company's financial position or any year's results of operations.

    The Company is currently making inquires of certain of its vendors and banks to determine what impact, if any, their year 2000 compliance exposure might have on the company's operations. The Company expects to receive assurances that those vendors' systems are or will be year 2000 compliant in a timely manner.

    The failure to correct a material year 2000 problem could possibly result in an interruption in or failure of, certain normal business activities or operations. Such failure can materially and adversely affect the Company's financial position, results of operation sand cash flows. Due to the general uncertainty inherent in the year 2000 problem, including uncertainty regarding the year 2000 readiness of third party suppliers and potential future acquisitions, the Company is unable to determine at this time whether the consequences of any possible year 2000 failures will have a material impact on the Company's financial position, results of operations and cash flows. The Company believes that, with the scheduled completion of its computer system upgrades, the possibly of any material interruption to normal operations should be significantly reduced.

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

    To date, the incremental costs incurred by the Company that relate solely to the year 2000 compliance problem have not been and are not expected to be material. These costs are exclusive of upgrades made to the Company's systems in the ordinary course of business and consist primarily of internal employee time. The Company does not separately track the internal costs incurred for the Year 2000 project, which consists primarily of payroll and related costs associated with employee time. Based upon the Company's current assessments, the costs to complete the Company's year 2000 compliance program will not have a material effect on the Company's financial condition, results of operations or cash flows. All the current and future costs related to the Company's year 2000 compliance program have been and are expected to be funded with cash generated from the Company's operations.

    If during the course of the company's assessment of its critical systems, it is determined that the risk of year 2000 disruptions is significant, contingency plans will be developed as appropriate. Such plans might include the use of alternative service providers or product suppliers. Currently, the Company does not have any contingency plans in place based on current year 2000 readiness assessments.

INFLATION

    Inflation has not had a significant impact on the results of operations of the Company during the last three years.

RECENTLY ISSUED PRONOUNCEMENTS

    In February 1998, the FASB issued Statement of Financial Accounting Standard No. 132, Employers' Disclosure about Pensions and Other Post retirement Benefits ("SFAS 132"). SFAS 132, which is effective for fiscal years beginning after December 15, 1997, establishes standard disclosure requirements for pensions and other post retirement benefits. Adopting of SFAS 132 will not effect the reporting requirements because the Company does not have any pensions or post retirements benefits.

    In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, which is effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards of derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Adoption of SFAS 133 will not effect the reporting requirements because the Company does not have derivative instruments and hedging activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's only financial instruments with market risk exposure are revolving credit borrowings under its Credit Agreement which total $39,400,000 at December 31, 1998. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $394,000, or $0.04 per share, on an annual basis. The bank credit facility was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from either the prime interest rate or Eurodollar interest rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this Item 8 are incorporated under Item 14 in Part IV of this Annual Report on Form 10-K. ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "-- Election of Directors -- Directors and Nominees for Director," "-- Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors -- Director Compensation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Voting Securities and Principal Stockholders" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Relationships And Related Transactions" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) (1)  FINANCIAL STATEMENTS

   The following financial statements and the Report of Independent Accountants are filed as a part of this report on the pages indicated:

                                                                          PAGE
                                                                          ----
   Report of Independent Accountants....................................   F-2
   Balance Sheets as of December 31, 1997 and 1998......................   F-3
   Statements  of  Operations  for the Years Ended
     December 31,  1996,  1997 and 1998.................................   F-4
   Statements of Changes in Stockholders' Equity for the Years Ended
      December 31, 1996, 1997 and 1998..................................   F-5
   Statements  of Cash Flows for the Years Ended
      December  31,  1996,  1997 and 1998...............................   F-6

   Notes to Financial Statements........................................   F-7

   (a)(2) FINANCIAL STATEMENT SCHEDULES

    The following Financial Statement Schedule and the Report of Independent Accountants on Financial Statement Schedule are included in this report on the pages indicated:

                                                                          PAGE
                                                                          ----
   Report of Independent Accountants on Financial Statement Schedule.....  S-1

Financial Statement Schedule

      II -- Valuation and Qualifying Accounts...........................   S-2

    All other schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

   (a) (3)  EXHIBITS

        The exhibits to this report have been included only with the copies of this report filed with the Commission. Copies of individual exhibits will be furnished to stockholders upon written request to the Company and payment of a reasonable fee.

   (b)      REPORTS ON FORM 8-K

        (1) On January 14, 1999, the Company filed a Current Report on Form 8-K (the "December 30 8-K") regarding the Company's December 30, 1998 acquisition ("DCA Acquisition") of the assets of DCA Limited Partnership, L.L.P., Dental Administrators of Texas Limited Partnership, L.L.P. and 16 related dental practices (collectively, the "DCA Entities"). This Current Report on Form 8-K included the historical financial statements of the DCA Entities.

        (2) On March 30, 1999, the Company filed a Current Report on Form 8-K/A amending the December 30 8-K and the Company's Current Report on Form 8-K filed April 14, 1998 regarding the Company's March 30, 1998 acquisition ("DCS Acquisition") of an 80% interest in Castle Dental Centers of California, L.L.C., an entity formed to acquire all of the assets of Dental Consulting Services, LLC ("DCS"). This Current Report on Form 8-K included the historical financial statements of DCS and dental practices it managed as well as Pro Forma Consolidated Statements of Operations of the Company for the years ended December 31, 1997 and 1998 reflecting the DCA Acquisition and the DCS Acquisition.

                                     SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on March 31, 1999.

                                             CASTLE DENTAL CENTERS, INC.

                                             By:      /S/  JACK H. CASTLE, JR.
                                                      ------------------------
                                                         JACK H. CASTLE, JR.
                                                     CHAIRMAN OF THE BOARD AND
                                                       CHIEF EXECUTIVE OFFICER

                                 POWER OF ATTORNEY

    We, the undersigned, directors and officers of Castle Dental Centers, Inc. (the "Company"), do hereby severally constitute and appoint Jack H. Castle, Jr. and John M. Slack and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

               SIGNATURE                  TITLE                      DATE
               ---------                  -----                      ----
/S/   JACK H. CASTLE, JR.    Chairman of the Board, Chief         March 31, 1999
       JACK H. CASTLE, JR.   Executive Officer (Principal
                             Executive Officer)

/S/   G. DANIEL SIEWERT      President, Chief Operating Officer   March 31, 1999
      G. DANIEL SIEWERT

/S/   JOHN M. SLACK          Vice President -- Chief Financial    March 31, 1999
      JOHN M. SLACK          Officer (Principal Financial and
                             Accounting Officer)

/S/   JACK H CASTLE, D.D.S.  Director                             March 31, 1999
      JACK H. CASTLE, D.D.S.

/S/   G. KENT KAHLE          Director                             March 31, 1999
      G. KENT KAHLE

/S/   ROBERT J. CRESCI       Director                             March 31, 1999
      ROBERT J. CRESCI

/S/   ELIZABETH A. TILNEY    Director                             March 31, 1999
      ELIZABETH A. TILNEY

/S/   EMMETT E. MOORE        Director                             March 31, 1999
      EMMETT E. MOORE

/S/   JOHN J. ROBERTS        Director                             March 31, 1999
      JOHN J. ROBERTS

                            CASTLE DENTAL CENTERS, INC.
                           INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE

AUDITED FINANCIAL STATEMENTS

      Report of Independent Accountants...................................F-2
      Balance Sheets as of December 31, 1997 and 1998.....................F-3
      Statements of Operations  for the years ended
        December 31, 1996,  1997 and 1998  ...............................F-4
      Statements of Changes in Stockholders' Equity (Deficit)
        for the years ended December 31, 1996, 1997 and 1998..............F-5
      Statements  of Cash Flows for the years ended
        December 31, 1996,  1997 and 1998  ...............................F-6
      Notes to Financial Statements.......................................F-7

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Castle Dental Centers, Inc.:

     In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity (deficit) and cash flows presently fairly, in all material respects, the financial position of Castle Dental Centers, Inc. and subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                 PricewaterhouseCoopers LLP

Houston, Texas
March 5, 1999

                            CASTLE DENTAL CENTERS, INC.
                                   BALANCE SHEETS

                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                                1997     1998
                                                               ------   ------
                            ASSETS

Current assets:

   Cash and cash equivalents................................   $2,908   $  695
   Patient receivables, net of allowance for uncollectible
      accounts of $3,929 and $8,508 in 1997 and 1998,
      respectively..........................................    5,841   10,700
   Unbilled patient receivables, net of allowance for
      uncollectible accounts of $568 and $658 in 1997
      and 1998, respectively................................    2,521    3,251

   Prepaid expenses and other current assets................      838    2,887
   Deferred income taxes....................................       --    1,809
                                                               ------   ------
         Total current assets...............................   12,108   19,342
                                                               ------   ------
Property and equipment, net.................................    5,189   13,861
Intangibles, net............................................   25,565   65,956
Deferred income taxes.......................................    1,125       --
Other assets................................................      526      876
                                                               ------   ------
         Total assets.......................................  $44,513 $100,035
                                                              ======= ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt........................   $2,598   $1,795
   Accounts payable and accrued liabilities.................    4,935    6,676
   Deferred compensation payable, related party.............      658      526
     Total current liabilities.............................     8,191    8,997
Long-term debt, net of current portion......................    2,607   44,411
Other long-term liabilities, related party..................    1,052      526
Deferred income taxes.......................................       --    5,401
Commitments and contingencies
Minority interest...........................................       --    4,303
Redeemable preferred stock, $.001 par value,
  5,000,000 shares authorized; 119,231 shares Series B
  issued and outstanding at December 31, 1997                   1,550       --
Stockholders' equity:
   Common stock, $.001 par value, 30,000,000 shares authorized,
      6,229,239 and 6,417,206 shares issued and outstanding in
      1997 and 1998, respectively...........................        6        6
   Additional paid-in capital...............................   40,818   42,516
   Accumulated deficit......................................   (9,711)  (6,125)
                                                             -------- ----------
      Total stockholders' equity............................   31,113   36,397
                                                             -------- ----------
      Total liabilities and stockholders' equity............  $44,513 $100,035
                                                              ======= ========

      The accompanying notes are an integral part of the financial statements.

                            CASTLE DENTAL CENTERS, INC.
                              STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1996  1997     1998
                                                          ----  ----     ----
Net patient revenues.............................    $29,601  $46,225  $74,823
Expenses:
   Dentist salaries and other professional costs.      7,454   11,325   18,516
   Clinical salaries.............................      6,760   10,248   16,612
   Dental supplies and laboratory fees...........      3,120    4,335    7,197
   Rental and lease expense......................      1,592    2,590    4,091
   Advertising and marketing.....................      1,522    2,033    2,763
   Depreciation and amortization.................      1,088    2,132    3,615
   Other operating expenses......................      2,913    4,314    6,976
   General and administrative....................      4,292    5,929    8,145
                                                     -------  -------  -------
      Total expenses.............................     28,741   42,906   67,915
                                                     -------  -------  -------
      Operating income...........................        860    3,319    6,908
Interest expense.................................      2,596    2,792    1,889
Other income.....................................        (89)     (84)     (57)
                                                     -------- -------- --------
Income (loss) before income taxes and
  extraordinary loss............................      (1,647)     611    5,076
Provision (benefit) for income taxes.............       (561)     200    1,490
                                                     -------- -------  -------
Income (loss) before extraordinary loss..........     (1,086)     411    3,586
Extraordinary loss...............................         --   (3,195)      --
                                                     -------  -------- -------
Net income (loss)................................     (1,086)  (2,784)   3,586
Preferred stock dividends........................         --   (1,930)      --
                                                     -------  -------- -------
Net income (loss) attributable to common stock...    $(1,086) $(4,714) $ 3,586
                                                     ======== ======== =======
Income (loss) per common share:
   Basic and diluted:
      Income (loss) before extraordinary loss.....    $(0.34)   $0.10    $0.54
      Extraordinary loss..........................        --    (0.78)      --
                                                     -------  ------   -------
         Net income (loss)........................    $(0.34)  $(0.68)   $0.54
                                                      =======  =======   =====
Weighted average number of common and
    common equivalent shares outstanding
   Basic    ......................................     3,191    4,100    6,586
                                                     =======  =======  =======
   Diluted  ......................................     3,191    4,132    6,608
                                                     =======  =======  =======

      The accompanying notes are an integral part of the financial statements.

                              CASTLE DENTAL CENTERS, INC.
                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                           (IN THOUSANDS EXCEPT SHARE DATA)

                                                                ADDITIONAL               STOCKHOLDERS'
                                              COMMON STOCK        PAID-IN   ACCUMULATED     EQUITY
                                          SHARES        AMOUNT    CAPITAL     DEFICIT      (DEFICIT)
                                          ------        ------    -------     -------      ---------
Balance, January 1, 1996 ............   2,000,000   $       2   $      96    $  (5,841)   $  (5,743)
   Issuance of common stock .........     331,996        --         3,320         --          3,320
   Net loss .........................        --          --          --         (1,086)      (1,086)
                                        ---------    ---------   ---------    ---------    ---------
Balance, December 31, 1996 ..........   2,331,996           2       3,416       (6,927)      (3,509)
   Issuance of common stock - Initial
      Public Offering ...............   2,784,000           3      31,743         --         31,746
   Conversion of Series A Preferred
      Stock .........................     705,552           1       3,228         --          3,229
   Conversion of Series C Preferred
     Stock ..........................     242,691        --         2,670         --          2,670
   Issuance of common stock in
      connection with an acquisition      165,000        --         1,691         --          1,691
   Accretion of discount on
      preferred stock ...............        --          --        (1,930)        --         (1,930)
   Net loss .........................        --          --          --         (2,784)      (2,784)
                                        ---------   ---------   ---------    ---------    ---------
Balance, December 31, 1997 ..........   6,229,239           6      40,818       (9,711)      31,113
   Issuance of common stock in
      connection with acquisitions ..     187,967        --         1,698         --          1,698
   Net income .......................        --          --          --          3,586        3,586
                                        ---------   ---------   ---------    ---------    ---------
Balance, December 31, 1998 ..........   6,417,206   $       6   $  42,516    $  (6,125)   $  36,397
                                        =========   =========   =========    =========    =========

      The accompanying notes are an integral part of the financial statements.

                           CASTLE DENTAL CENTERS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       ------------------------------
                                                                                         1996       1997        1998
                                                                                       -------     ------      ------
Cash flows from operating activities:
Net income (loss) ................................................................   $ (1,086)   $ (2,784)   $  3,586
   Adjustments:

   Provisions for bad debts ......................................................      1,227       1,897       2,545
   Depreciation and amortization .................................................      1,088       2,132       3,615
   Gain on sale of property and equipment ........................................        (16)       --          --
   Amortization of debt discount .................................................        522         712        --
   Deferred income taxes  (benefit) ..............................................       (561)        100       1,568
   Extraordinary loss ............................................................       --         3,195        --
   Changes in operating assets and liabilities:

      Patient receivables ........................................................     (1,514)     (3,654)     (5,864)
      Unbilled patient receivables ...............................................       (748)     (1,046)       (615)
      Prepaid expenses and other current assets ..................................       (246)       (651)     (1,957)
      Other assets ...............................................................       (283)        (18)        (45)
      Accounts payable and accrued liabilities ...................................      2,326         272        (278)
      Deferred compensation payments to shareholder ..............................       (263)       (657)       (657)
                                                                                     --------    --------    --------

         Net cash provided by (used in) operating activities .....................        446        (502)      1,898

Cash flows used in investing activities:

   Capital expenditures ..........................................................     (1,337)     (1,515)     (6,660)
   Proceeds from sale of property, plant and equipment ...........................        607        --          --
   Acquisition of affiliated dental practices, net of cash acquird                    (10,335)     (5,015)    (30,818)

      Escrow deposit .............................................................       (500)       --          --
                                                                                     --------    --------    --------

         Net cash used in investing activities ...................................    (11,565)     (6,530)    (37,478)

Cash flows from financing activities:

   Proceeds from issuance of common stock ........................................       --        33,659        --
   Proceeds from debt ............................................................      7,250       2,074      37,000
   Repayment of debt .............................................................     (1,543)    (24,376)     (3,341)

   Offering costs ................................................................       (650)     (1,263)       --
   Debt and preferred stock issuance costs .......................................       (258)       (273)       (292)
                                                                                     --------    --------    --------

         Net cash provided by financing activities ...............................      4,799       9,821      33,367
                                                                                     --------    --------    --------

Net change in cash and cash equivalents ..........................................     (6,320)      2,789      (2,213)
Cash and cash equivalents, beginning of period ...................................      6,439         119       2,908
                                                                                     --------    --------    --------
Cash and cash equivalents, end of period .........................................   $    119    $  2,908    $    695
                                                                                     ========    ========    ========

        The accompanying notes are an integral part of the financial statements.

                           CASTLE DENTAL CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   CORPORATE ORGANIZATION AND BASIS OF PRESENTATION

    Castle Dental Centers, Inc. and subsidiaries (the "Company") provide administrative and management services, non-healthcare personnel, facilities and equipment to certain professional corporations in Texas, Florida, California and Tennessee ("affiliated dental practices") under long-term management services agreements.

    The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements ("Management Services Agreements) with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, in its sole discretion and at any time, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost ("nominee arrangements"). At December 31, 1998, all of the affiliated dental practices were wholly-owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five to forty years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except professional corporations located in California, is generally comprised of three components:
(i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of patient revenues; and, (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements.

    In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated practice and (ii) a management fee in an amount ranging from 15.0% to 30.0% of net patient revenues. With respect to certain professional corporations in California (i) the first $2,500 per month of patient revenues is excluded from the calculation of the management fee and (ii) Company is paid a bonus equal to 30% of patient revenues in excess average monthly patient revenues over the prior two-year period. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

    Through the management services agreements and the nominee arrangements, the Company has a significant long-term controlling financial interest in the affiliated dental practices and, therefore, according to Emerging Issues Task Force Issue No. 97-2, "Application of FASB Statement No. 94, CONSOLIDATION OF ALL MAJORITY-OWNED SUBSIDIARIES, and APB No. 16, BUSINESS COMBINATIONS, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements," must consolidate the results of the affiliated practices with those of the Company. Net patient revenues are presented in the accompanying statement of operations because the Company must present consolidated financial statements. All significant intercompany accounts and transactions, including management fees, have been eliminated in consolidation.

    At December 31, 1997 and 1998, and for each of the three years ended December 31, 1998, the consolidated financial statements include Castle Dental Centers, Inc., and its management company subsidiaries and the affiliated professional corporations.

    Reclassifications of certain prior year amounts have been made to conform to current period classifications.

                           CASTLE DENTAL CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

   REVENUE RECOGNITION

    Net patient revenues represent the estimated realizable amounts to be received from patients, third-party payors and others for services rendered by affiliated dentists. They are reported at established rates reduced by contractual amounts based on agreements with patients, third party payers and others obligated to pay for services rendered. Patient revenues from general dentistry are recognized as the services are performed. Patient revenues from orthodontic services are recognized in accordance with the proportional performance method. Under this method, revenue is recognized as services are performed under the terms of contractual agreements with each patient. Approximately 25% of the services are performed in the first month with the remaining services recognized ratably over the remainder of the contract. Billings under each contract, which average approximately 24 months, are made equally throughout the term of the contract, with final payment at the completion of the treatment.

    Net patient revenues include amounts received from capitated managed care contracts that the Company negotiates on behalf of its affiliated dental practices. Under capitated contracts the affiliated dental practice receives a predetermined amount per patient per month in exchange for providing certain necessary covered services to members of the plan. Usually, the capitated plans also provide for supplemental payments and/or co-payments by members for certain higher cost procedures. These contracts typically result in lower average fees for services than the usual and customary fees charges by the Company's affiliated dental practices and may, in certain instances, expose the Company to losses on contracts where the total revenues received are less than the costs of providing such dental care. The Company generally bears the risk of such loss because it consolidates the financial results of its affiliated dental practices. However, most of these contracts are cancelable by either party on 30 to 90 days written notice thereby reducing the risk of long-term adverse impact on the Company. Fees from capitated contracts totaled $5.1 million in 1998, excluding supplemental payments and co-payments by members. No single contract amounted to a significant portion of the Company's revenues, as each of the Company's regional operations contracts separately with managed care providers. The Company periodically evaluates its capitated managed care contracts by comparing the average reimbursement per procedure plus the total capitation fees per contract to the usual and customary fees charged by the affiliated dental practice.

    Accounts receivable consist primarily of receivables from patients, insurers, government programs and contracts between the affiliated dental practices and third-party payors for dental services provided by dentists. The Company does not believe that change in the reimbursement arrangements for its affiliated dental practice contracts with third-party payors would have a material impact on revenues. An allowance for doubtful accounts is recorded by the Company based on historical experience.

   CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt investments with original maturities of three months or less at the date of acquisition to be cash equivalents.

   PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of depreciable assets, ranging from five to ten years. Fully depreciated assets are retained in property and equipment until they are removed from service. Fully depreciated assets in use as of December 31, 1997 and 1998 were approximately $1.1 million and $1.2 million, respectively. Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized. Gains and losses from dispositions are included in operations.

   INTANGIBLE ASSETS

    The Company's acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the affiliated dental practices. As part of the purchase allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. In connection with each acquisition, the Company enters into a long-term management services agreement with each affiliated dental practice, which cannot be terminated by either party without cause. The cost of the management services agreement is amortized on a straight line basis over its term, or such shorter

                           CASTLE DENTAL CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

period as may be indicated by the facts and circumstances, as described below. Amortization periods of the management services agreements acquired through December 31, 1998 are 25 years.

    In connection with the allocation of the purchase price to identifiable intangible assets, the Company analyzes the nature of the group with which a management services agreement is entered into, including the number of dentists in each group, number of dental centers and ability to recruit additional dentists, the affiliated dental practice's relative market position, the length of time each affiliated dental practice has been in existence, and the term and enforceability of the management services agreement. Because the Company does not practice dentistry, maintain patient relationships, hire dentists, enter into employment and noncompete agreements with the dentist, or directly contract with payors, the intangible asset created in the purchase allocation process is associated primarily with the management services agreement with the affiliated dental practice.

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

   OTHER ASSETS

    Other assets consist primarily of debt issuance costs and other receivables. The costs related to the issuance of debt are capitalized and amortized using the effective interest method over the lives of the related debt. Other receivables include $339,000 in loans made to executive officers (see Note 13).

   INCOME TAXES

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

   ADVERTISING

   Costs incurred for advertising are expensed when incurred.

   PRE-OPENING COSTS

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

                           CASTLE DENTAL CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

2. SELECTED BALANCE SHEET INFORMATION:

   The details of certain balance sheet accounts were as follows:
                                                               DECEMBER 31,
                                                             ---------------
                                                             1997       1998
                                                             ----       ----
                                                             (IN THOUSANDS)
   Property and equipment:
      Equipment......................................       $ 5,249    $ 9,334
      Leasehold improvements.........................         2,820      7,742
      Furniture and fixtures.........................           653      1,553
      Vehicles.......................................            75        130
                                                            -------    -------
         Total property and equipment................         8,797     18,759
      Less accumulated depreciation..................         3,608      4,898
                                                            -------    -------
         Property and equipment, net.................       $ 5,189    $13,861
                                                            =======    =======

   Depreciation expense was approximately $678,000, $1.2 million and $1.8 million for the years ended December 31, 1996, 1997 and 1998, respectively.

                                                               DECEMBER 31,
                                                             ---------------
                                                             1997       1998
                                                             ----       ----
                                                             (IN THOUSANDS)
  Intangible assets:
      Management services agreements.................       $26,447    $68,519
      Other..........................................           150        150
                                                            -------    -------
         Total intangible assets.....................        26,597     68,669
   Less accumulated amortization.....................         1,032      2,713
                                                            -------    -------
         Intangible assets, net......................       $25,565    $65,956
                                                            =======    =======

Amortization expense was approximately $410,000, $900,000 and $1.8 million for the years ended December 31, 1996, 1997 and 1998, respectively.

                                                               DECEMBER 31,
                                                             ---------------
                                                             1997       1998
                                                             ----       ----
                                                             (IN THOUSANDS)

   Accounts payable and accrued liabilities:
      Trade..........................................       $ 2,023    $ 3,083
      Salaries, wages and payroll taxes..............         1,577      1,959
      Due to patients................................           914      1,420
      Other..........................................           421        214
                                                            -------    -------
         Total accounts payable and accrued liabilities     $ 4,935    $ 6,676
                                                            =======    =======

3.  ACQUISITIONS:

    In June 1997, the Company entered into a management services agreement and option agreement to acquire all of the membership interest in SW Dental, a group dental practice located in Austin, Texas. In September 1997, the Company completed the acquisition. The purchase price of $7.0 million, including related acquisition expenses, consisted of $5.2 million in cash and 119,231 shares of Company series B preferred stock.

    In December 1997, the Company acquired substantially all the assets of two individual practices in Ft. Worth, Texas and Nashville, Tennessee and entered into employment agreements with the dentists. The aggregate purchase price of $3.2 million, including related acquisition expenses, consisted of $300,000 in cash, and 165,000 shares of Company common stock.

    In March 1998, the Company acquired all the outstanding capital stock of Dental World, Inc., a dental practice management company, and the assets of Dental Delivery Services, P.C., a dental professional corporation, both located in Houston, Texas. The purchase price of $2.5 million, including related acquisition

                           CASTLE DENTAL CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

expenses, consisted of $2.2 million in cash and 23,342 shares of Company common stock.

    In March 1998, the Company acquired an 80.0% interest in Castle Dental Centers of California L.L.C. ("Castle West"), a company formed to acquire the assets of Dental Consulting Services LLC ("DCS"), a dental practice management company with headquarters in Los Angeles, California. The purchase price of $18.1 million included cash of $10.8 million, $2.7 million in 8% subordinated seller notes payable and an option granted to the sellers to convert a portion of their ownership interests into 407,454 shares of Company common stock (the "conversion right"). The conversion right may be exercised beginning twelve months after the closing date. This convertible ownership interest has been recorded at fair market value. The difference between the estimated fair value of the convertible ownership interest at the acquisition date and the Company's common stock into which it may be converted is being amortized over the period to the earliest conversion date. In connection with these acquisitions, the Company entered into management and consulting agreements with certain employees and former owners of the businesses acquired and into long-term management services agreements with each of the affiliated dental practices. In addition, the former owners of DCS have the right to put all or a portion of their 20% minority ownership in Castle West to the Company, beginning twenty-four months after the closing date, for a combination of cash and common stock. The consideration to be paid will be determined based on the earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as defined in the purchase agreement, as adjusted, for Castle West's business, and will be accounted for as additional purchase consideration at its fair value at the date of the exchange. The Company will also pay additional consideration to the former owners of DCS related to the acquisition of certain additional dental practices in the Los Angeles area. The amount of such additional consideration related to the acquisition of the assets of three dental practices is estimated to be approximately $505,000 in cash and 8% subordinated notes, and 44,600 shares of Company common stock, and will be included in the purchase price of the dental practices acquired.

    In July 1998, the Company acquired all the outstanding capital stock of Dentcor, Inc, a dental practice management company, located in Florida. The purchase price of $1.0 million, including related acquisition expenses, consisted of $800,000 in cash and 20,566 shares of Company common.

    In July 1998, the Company acquired the assets of Jared Woolf, D.D.S. & Associates of Palmetto, P.A., Jared Woolf, D.D.S. & Associates of Venice, P.A. and Woolf Dentistry, P.A. ("Woolf Dentistry"), all dental professional associates, located in Sarasota, Florida. The purchase price of $2.6 million, including related acquisition expenses, consisted of $2.1 million in cash, $370,000 in 9% Subordinated Promissory Notes due July 9, 2001 and 15,424 shares of Company common stock.

    In December 1998, the Company acquired the assets of DCA Limited Partnership, L.L.P. ("DCA") and Dental Administrators of Texas Limited Partnership, L.L.P. ("DAI") and 16 related dental practices, located in San Antonio, Texas. The purchase price of $15.8 million, including related acquisition expenses, consisted of $13.2 million in cash, $1.3 million in 6% Subordinated Promissory Notes due December 30, 2001 and 125,000 shares of Company common stock.

    In addition, during 1998, the Company acquired the assets and stock of four additional dental practices. Three of the dental practices were located in California and one was located in Texas. The aggregate purchase price of $1.7 million, including related acquisition expenses, consisted of $1.4 million in cash, $229,000 in 8% and 8.5% Subordinated Promissory Notes due June 30, 2000 and October 1, 2001, respectively, and 3,635 shares of Company common stock.

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

                           CASTLE DENTAL CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

   The estimated fair value of assets acquired and liabilities assumed are summarized as follows:

                                                               DECEMBER 31,
                                                             ---------------
                                                             1997       1998
                                                             ----       ----
                                                             (IN THOUSANDS)

Patient receivables, net..............................      $   236    $ 1,470
Unbilled patient receivables, net.....................           37        188
Prepaid expenses and other current assets.............           31         92
Property and equipment, net...........................          554      3,866
Other assets..........................................            3         93
Management services agreements........................        9,934     42,072
Accounts payable and accrued liabilities..............         (452)    (2,019)
Deferred taxes........................................           --     (3,149)
Long-term debt, assumed...............................         (138)    (1,254)
Minority interest.....................................           --     (4,305)
                                                            -------    --------
                                                             10,205     37,054

Less: fair value of common stock issued and other
  equity instruments..................................        3,241      1,698
Less: issuance of notes payable.......................        1,449      4,538
Less:  escrow deposit.................................          500         --
                                                            -------    -------
   Cash purchase price, net of cash acquired..........      $ 5,015    $30,818
                                                            =======    =======

   Unaudited pro forma combined results of operations, assuming all of the acquisitions occurred at the beginning of each year, are as follows:

                                                               DECEMBER 31,
                                                             ---------------
                                                             1997       1998
                                                             ----       ----
                                                            (IN THOUSANDS EXCEPT
                                                               FOR SHARE DATA)

   Net patient revenues..............................       $63,414    $93,473
   Net income (loss).................................        (1,933)     3,918
   Income (loss) per common share:
   Basic ............................................         (0.42)      0.58
   Diluted...........................................         (0.41)      0.57

    The unaudited pro forma summary is not necessarily indicative either of results of operations, that would have occurred had the acquisitions been made at the beginning of the periods presented, or of future results of operations of the combined companies.

4.  REVOLVING LINE OF CREDIT AND LONG-TERM DEBT:

   Long-term debt consisted of the following:

                                                               DECEMBER 31,
                                                             ---------------
                                                             1997       1998
                                                             ----       ----
                                                             (IN THOUSANDS)

   Term loan..........................................      $ 3,000    $    --
   Revolving credit loans.............................           --     39,400
   Subordinated Seller Notes..........................        1,499      5,442
   Other notes payable................................          706      1,364
                                                            -------    -------
      Total debt......................................        5,205     46,206
   Less current portion...............................        2,598      1,795
                                                              -----    -------
      Long-term debt..................................      $ 2,607    $44,411
                                                            =======    =======

                           CASTLE DENTAL CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

   In December 1998, the Company entered into a new credit agreement with its existing bank (the "Credit Agreement") and refinanced the outstanding term loan of $3.0 million due under the previous bank credit facility. The Credit Agreement provides for borrowings up to $47.5 million and matures November 2002. Revolving credit advances under the Credit Agreement require quarterly interest payments through December 2000 when principal becomes payable based on a five-year quarterly amortization and a final payment at maturity. Borrowings under the bank credit facility may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon (a) either (i) the bank's base rate or (ii) LIBOR plus (b) a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. The bank's base rate at December 31, 1998 was 7.5%. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all of the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the creation or existence of liens and set certain restrictions on acquisitions, mergers, sale of assets and restrict the payment of dividends. During 1998, the Company made $600,000 in principal payments on the term loan and borrowed $37.0 million under the revolving bank credit facility, primarily to fund acquisitions and capital expenditures.

   The Company retired approximately $23.9 million of long-term debt in 1997 with proceeds of its initial public offering. The retirement of debt consisted of $10.4 million of senior subordinated notes, $9.1 million of senior bank debt and $4.4 million of promissory notes in connection with certain acquisitions. In connection with the repayment of $9.5 million in 12% Senior Subordinated Debt in September 1997, the Company recognized a $3.2 million extraordinary loss associated with the early retirement of such debt.

   At December 31, 1998, approximately $472,000 (net of accumulated amortization of approximately $89,000) of debt issuance costs had been capitalized in connection with the issuance of the Credit Agreement.

   The Company has issued various subordinated seller notes payable in connection with certain acquisitions ("Subordinated Seller Notes"). These notes bear interest at varying rates ranging from 6.0% to 9.0%, require quarterly payments of interest and principal, and mature at varying dates ranging from June 2000 through June 2002.

   The aggregate maturities of long-term debt for each of the next five years subsequent to December 31, 1998 were as follows (in thousands):

            1999.....................................      $ 1,795
            2000.....................................        3,808
            2001.....................................       10,581
            2002.....................................       29,898
            2003.....................................          124
                                                           -------
                                                           $46,206
                                                           =======
5.   STOCK:

   In September and October 1997, the Company completed an initial public offering, of 2,784,000 shares of its common stock at $13.00 per share. Proceeds of $31.7 million, net of underwriting commission and offering expenses of $1.9 million, were used primarily to retire debt and complete the SW Dental Associates, LC ("SW Dental") acquisition.

    In connection with the completion of the initial public offering, the holders of 1,244,737 shares of Series A and 485,382 shares of Series C Preferred Stock converted such shares into an aggregate of 948,243 shares of Company common stock. During the year ended December 31, 1997, the Company recorded approximately $1.9 million in non-cash dividends, which represents the accretion of the difference between the recorded value of the Preferred Stock and the value of the common stock into which it was converted. As of December 31, 1997, there were no shares of the Series A Stock and Series C Convertible Preferred Stock (the "Series C Stock") outstanding.

                           CASTLE DENTAL CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

   In September 1997, the Company issued 119,231 shares of Series B Convertible Preferred Stock (the "Series B Stock") in connection with the acquisition of SW Dental (Note 3). The number of shares issued were equivalent to $1,550,000 divided by the initial public offering price of the Company's common stock of $13.00 per share. The Series B Stock was convertible at the holder's option, for a thirty-day period beginning one year after its issuance (the "Conversion Period"), into an equivalent number of shares of the Company's common stock. In October 1998, the holder of the 119,231 shares of Series B Preferred Stock exercised the right to exchange the shares for an 8% subordinated note, due June 2002, in the original principal amount of $1,550,000, payable in quarterly installments of $114,000 in principal and interest.

6.  COMMITMENTS AND CONTINGENCIES:

   LEASE COMMITMENTS

   Future minimum lease payments under noncancelable operating leases with remaining terms of one or more years consisted of the following at December 31, 1998 (in thousands):

            1999.....................................      $ 4,582
            2000.....................................        4,024
            2001.....................................        3,375
            2002.....................................        2,728
            2003.....................................        2,079
            Thereafter...............................        8,957
                                                             -----
            Total minimum lease obligation...........      $25,745
                                                           =======

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

    In December 1998, a dentist with whom the Company had entered into an agreement to acquire his dental practice filed a demand for arbitration alleging that the Company is liable for damages resulting from the failure to complete the transaction. The transaction was not completed because at least one of the conditions required for closing was not met. The dentist is claiming damages equal to the difference between the purchase price provided for in the agreement of $6.5 million and the fair market value of the practice. The Company believes that the asserted claims are without merit and that it is not liable for damages resulting from these allegations. In the opinion of management, resolution of these claims will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

   The Company carries insurance with coverage and coverage limits that it believes to be customary in the dental industry. Although there can be no assurance that such insurance will be sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company's operations.

   The Company is from time to time subject to claims and suits arising in the ordinary course of operations. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a

                           CASTLE DENTAL CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

material adverse effect on the Company's financial position, results of operations or liquidity.

7.  INCOME TAXES:

Significant components of the Company's deferred tax assets (liabilities) were as follows:

                                                               DECEMBER 31,
                                                             ---------------
                                                             1997       1998
                                                             ----       ----
                                                             (IN THOUSANDS)

Deferred tax assets:

   Net operating loss carry-forward..................        $ 2,275  $   756
   Deferred compensation.............................            650      400
   Allowances for bad debts..........................             --    1,232
   Other.............................................             --       24
                                                             -------  -------
      Total deferred assets..........................          2,925    2,412
                                                             -------  -------
Deferred tax liabilities:
   Unbilled receivables..............................           (975)  (1,236)
   Loss of Subchapter S status in connection with
     changes in corporate form.......................           (375)    (211)
   Management services agreements....................           (250)  (4,047)
   Property and equipment............................           (125)    (400)
   Other.............................................            (75)    (110)
                                                             -------- -------
      Total deferred tax liabilities.................         (1,800)  (6,004)
                                                             -------- --------
Net deferred tax assets (liabilities)................          1,125   (3,592)
Less current portion.................................             --    1,809
                                                             -------  -------
   Non-current assets (liabilities)..................        $ 1,125  $(5,401)
                                                             ======== ========

Significant components of the provision for income taxes on continuing operations were as follows:

                                                               DECEMBER 31,
                                                        ----------------------
                                                         1996     1997    1998
                                                        ------  ------  ------
                                                              (IN THOUSANDS)
Current tax provision (benefit):

      Federal........................................   $   --  $   --  $  (70)
      State..........................................       --     100      (8)
                                                        ------  ------  -------
         Total current...............................       --     100     (78)
Deferred tax provision (benefit):
      Federal........................................     (512)     90   1,403
      State..........................................      (49)     10     165
                                                        ------- ------  ------
         Total deferred..............................     (561)    100   1,568
                                                        ------- ------  ------
Provision (benefit) for income taxes.................   $ (561) $  200  $1,490
                                                        ======= ======  ======

    The differences between the statutory federal tax rate and the Company's effective tax rate on continuing operations were as follows (in thousands):

                                                              DECEMBER 31,
                                                        ----------------------
                                                         1996     1997    1998
                                                        ------  ------  ------
                                                              (IN THOUSANDS)

   Tax at U.S. statutory rate (34%)..................   $ (560) $  208  $1,726
   State income taxes, net of federal tax............      (66)     24     203
   Nondeductible expenses and other..................       65     (32)     26
   Change in estimate of net operating
     loss carryforward...............................       --      --    (465)
                                                        $ (561) $  200  $1,490
                                                        ======= ======  ======

                           CASTLE DENTAL CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

   At December 31, 1998, the Company had net operating loss carryforwards available to reduce future taxable income of approximately $3.0 million, expiring in 2017. The Company has not recorded a valuation allowance for the potential inability to realize its net deferred tax assets because, after consideration of the affiliated dental practices' historical operating results and the Company's planned operations, management believes that it is more likely than not that the Company will realize those assets.

8.  STOCK OPTION PLANS:

   The Company grants stock options under the Castle Dental Centers, Inc. Omnibus Stock and Incentive Plan, a stock-based incentive compensation plan (the "Employees' Plan"), and the Non-employee Directors' Stock Option Plan (the "Directors' Plan," together the "Plans") which are described below. The Company recognizes stock-based compensation issued to employees at the intrinsic value between the exercise price of options granted and the fair value of stock for which the options may be exercised However, pro forma disclosures as if the Company recognized stock-based compensation at the fair-value of the options themselves are presented below.

   Under the Employees' Plan, the Company is authorized to issue 1,050,000 shares of Common Stock pursuant to "Awards" granted to officers and key employees in the form of stock options and restricted stock. Under the Directors' Plan, the Company is authorized to issue 150,000 shares of Common Stock to non-employee directors of the Company.

   There are 718,400 and 125,000 options granted under the Employees' Plan and the Directors' Plan, respectively, at December 31, 1998. The Compensation Committee administers the Plans. These stock options have contractual terms of 10 years and have an exercise price no less than the fair market value of the stock at grant date. The options vest at varying rates over a four or five-year period, beginning on the first anniversary of the date of grant.

   Following is a summary of the status of the Company's stock options as of December 31, 1998 and the changes during the three-year period then ended:

                                       NUMBER OF    WEIGHTED
                                       SHARES OF    AVERAGE
                                       UNDERLYING   EXERCISE
                                        OPTIONS      PRICES
                                       ---------   ---------
   Outstanding at January 1, 1996...       --    $     --

   Granted..........................    91,750      10.00
   Exercised........................       --          --
   Forfeited........................       --          --
   Expired..........................       --          --
                                       -------    --------
   Outstanding at December 31, 1996.    91,750   $  10.00
                                       =======    ========
   Exercisable at December 31, 1996.       --          --
                                       ======    ========
   Granted..........................   562,500      10.67
   Exercised........................       --          --
   Forfeited........................   (20,000)         --
   Expired..........................       --          --
                                       -------    --------
   Outstanding at December 31, 1997.   634,250   $  10.59
                                       =======    ========
   Exercisable at December 31, 1997.    14,350   $  10.00
                                       =======    ========

   Granted..........................   281,750       5.31
   Exercised........................       --          --
   Forfeited........................   (72,600)     11.03
   Expired..........................       --          --
                                       -------    --------
   Outstanding at December 31, 1998.   843,400   $   8.79
                                       =======    ========
   Exercisable at December 31, 1998.   126,680   $  10.47
                                       =======    ========

                           CASTLE DENTAL CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

   Weighted-average fair value of options granted during the year:

   1996.............................   $2.56
   1997.............................    5.06
   1998.............................    2.85

    The fair value of each stock option granted by the Company is estimated on the date of grant using the minimum value method for 1996 and Black-Scholes option pricing model for 1997 and 1998 with the following weighted-average assumptions: dividend yield of 0% for each year; expected volatility of 0% for 1996, 45.0% for 1997, and 56.9% for 1998; risk-free interest rates are 6.1% for 1996, 5.9% for 1997, and 4.7% for 1998; and the expected lives of the options average five years.

   The following table summarizes information about stock options outstanding at December 31, 1998:

                                            OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                    -----------------------------------   ------------------------
                                    WEIGHTED
                                     NUMBER        AVERAGE     WEIGHTED     NUMBER       WEIGHTED
                                   OUTSTANDING    REMAINING    AVERAGE    EXERCISABLE    AVERAGE
         RANGE OF                      AT         CONTRACT     EXERCISE        AT        EXERCISE
      EXERCISE PRICES               12/31/98        LIFE        PRICE       12/31/97      PRICE
                                   ---------      ---------    --------   -----------    --------
   $5.00 to $9.99..............     281,750      9.69 years  $   5.31             --     $     --
   $10.00 to $13.00............     561,650      8.65 years  $  10.53        126,680     $  10.47
                                   ---------      ---------    --------   -----------    --------
                                    843,400      9.00 years  $   8.79        126,680     $  10.47
                                   =========                              ===========

    Had the compensation cost for the Company's stock-based compensation plans been determined using the fair value rather than the intrinsic value of the options, the Company's net income and diluted net income per share for 1998 would approximate $3.5 million, or $0.54 per share; the net loss and basic and diluted net loss per common share for 1997 would approximate $2.9 million or $0.71 per share. The pro forma effect for 1996 is immaterial.

    The effects of applying fair value accounting in this pro forma disclosure are not indicative of future amounts.

9.  EARNINGS PER SHARE:

    A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                                                              DECEMBER 31,
                                                        ----------------------
                                                         1996     1997    1998
                                                        ------  ------  ------
                                                              (IN THOUSANDS)

   Net income (loss) attributable to
    common stock (1).........................        (1,086)   (4,714)   3,586
   Preferred stock accretion.................           --      1,930       --
                                                   --------  --------  -------
   Net (loss) income.........................        (1,086)   (2,784)   3,586
   Less extraordinary loss...................           --      3,195       --
                                                   --------  --------  -------
   Income before extraordinary loss..........     $  (1,086)  $   411  $ 3,586
                                                   ========= ========  =======
   Shares (denominator)
      Shares - basic (2).....................         3,191     4,100    6,586
      Options and warrants...................            --        32       22
                                                   --------  --------  -------
      Shares -- diluted......................         3,191     4,132    6,608
                                                   ========  ========  =======
   ----------
   (1)The effect of the preferred stock accretion is excluded from earnings per share. The preferred stock was converted to common stock at a nominal value and those common shares were included in the calculation of Basic shares outstanding for all periods.
   (2)Includes the weighted average of 407,454 shares of common stock issuable upon the exercise of the conversion right (See Note 3).

                           CASTLE DENTAL CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

   Options to purchase an aggregate 125,000 shares of common stock at exercise prices of $13.00 per share were excluded from the calculation of diluted earnings per share for 1997 because their effect would have been antidilutive. The options, which expire in 2007, were still outstanding at December 31, 1997. Options to purchase an aggregate 616,000 shares of common stock at exercise prices of $10.00 to $13.00 per share were excluded from the calculation of diluted earnings per share for 1998 because their effect would have been antidilutive. The options, which expire in 2007, were still outstanding at December 31, 1998.

   A warrant to purchase 56,579 shares of common stock at $11.00 per share was excluded from the calculation of diluted earnings per share for 1997 and 1998 because its effect would have been antidilutive. The warrant, which expires in December 2000, was still outstanding at December 31, 1998.

10.  DEFINED CONTRIBUTION PLANS:

   In August 1996, the Company adopted a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986 (the "401(k) Plan"). All permanent employees of the Company, except those of the Tennessee subsidiary, are eligible to participate in the 401(k) Plan upon the completion of three months of service. The Company maintains a separate defined contribution 401(k) plan for all permanent employees of the Company's Tennessee subsidiary ("Tennessee 401(k) Plan"). Employees are eligible to participate in the Tennessee 401(k) Plan upon the completion of four months of service. The Company may match contributions made by participants under both Plans each year in an amount determined by the Company on a year-to-year basis. The Company did not make any contributions to either Plan in 1997 or 1998.

11.   SUPPLEMENTAL CASH FLOW INFORMATION:

                                                             DECEMBER 31,
                                                        ---------------------
                                                        1996    1997    1998
                                                        -----  -------- -----
                                                            (IN THOUSANDS)
   Cash paid during the period for:
      Interest..................................        $1,358  $1,707    1,803
      Income taxes..............................         --         44      222
   Supplemental disclosure of noncash investing and
      financing activities:
      Issuance of notes payable for accrued
        interest and purchase of property and
        equipment...................................       576     450      --
      Issuance of capital lease obligation for
        property and equipment......................        --     416      --
      Issuance of Series B Preferred Stock in connection
        with an acquisition.........................        --   1,550      --
      Issuance of Preferred Stock in connection with
        related party financing.....................        --   1,144      --
      Conversion to common stock of Series A and
        Series C Preferred Stock....................        --   5,898      --
      Conversion of Series B Preferred Stock to
        subordinated notes..........................        --      --    1,550

12.   CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

    The Company maintains cash balances at various financial institutions. Accounts at each institution are

                           CASTLE DENTAL CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

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

    The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit approximate fair values due to the short-term maturities of these instruments. The carrying amounts of the Company's long-term borrowings and preferred stock as of December 31, 1997 and 1998, respectively, approximate their fair value based on the Company's current incremental borrowing rates for similar type of borrowing arrangements.

13.   RELATED PARTY TRANSACTIONS:

    The Company maintains a management services agreement with one of the Company's affiliated dental practices in Texas pursuant to which the sole shareholder of the affiliated dental practice, a member of the Board of Directors of the Company, receives an annual salary of $100,000 to take actions necessary to maintain the dental license for the affiliated dental practice in the state of Texas, for as long as he holds such license and is the sole shareholder of the practice. Such compensation arrangement was negotiated between the shareholder and previously unaffiliated investors in the Company. In 1995, in connection with the Company's acquisition of the assets of the shareholder's dental practice, the Company entered into a deferred compensation agreement with the shareholder pursuant to which the Company agreed to pay the shareholder $2.6 million in 20 quarterly installments of $131,500, beginning March 1996. As of December 31, 1998, there was $1.1 million payable to the shareholder under the terms of the deferred compensation agreement.

    At December 31, 1998, two executive officers of the Company had outstanding loans in the aggregate amount of $339,000 from the Company. These loans are repayable over varying periods ranging from one to five years and bear interest at rates ranging from zero to six percent.

    A director of the Company is a Managing Director of The GulfStar Group, Inc. ("GulfStar"), which has provided investment banking and advisory services to the Company. The Company paid $198,000 and $183,000 during 1996 and 1998, respectively, in investment banking fees to GulfStar.

    A director of the Company is a Managing Director of Pecks Management Partners Ltd., the investment advisor to investors in the Company owning an aggregate of 913,243 shares of Company common stock. Pursuant to the provisions of the Securities Purchase Agreement dated December 18, 1995, for so long as certain ownership thresholds are maintained with respect to the common stock, the investors have the contractual right to nominate one member of the Company's Board of Directors.

    During 1995, the Company entered into a lease agreement with Goforth, Inc., a company owned by the Company's chairman and chief executive officer (the "Affiliate"). The Company has agreed to pay the Affiliate a minimum guaranteed rental of $12,000 per month through January 2001 and $13,200 per month from January 2001 through January 2006 for rental of a dental center. The Company has also agreed to pay additional rent of approximately $1,600 per month for insurance, taxes and common area maintenance. The Company paid $235,000, $174,000 and $174,000 under this agreement during 1996, 1997 and 1998, respectively.

                           CASTLE DENTAL CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

14.   QUARTERLY FINANCIAL DATA (UNAUDITED):

                                               FIRST  SECOND     THIRD   FOURTH
                                               -----  ------     -----   ------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
   1996

      Net patient revenues...............    $4,493  $ 6,214  $ 9,194  $ 9,700
      Operating income (loss)............       580      430      330     (480)
      Net income (loss)..................        77      (46)    (283)    (835)
      Earnings (loss) per share..........      0.02    (0.02)   (0.09)   (0.25)

   1997

      Net patient revenues...............    10,464   10,863   11,727   13,171
      Operating income...................       803      740      835      941
      Income(loss)before extraordinary loss      21     (101)     (30)     521
      Extraordinary loss.................        --       --   (3,195)      --
      Net income (loss)..................        21     (101)  (3,225)     521
      Basic and diluted earnings per share(1):
        Income(loss)before extraordinary loss  0.01    (0.03)   (0.01)    0.09
        Extraordinary loss...............        --        --   (0.85)      --
                                              ------  -------   ------   ------
        Net income (loss)................      0.01    (0.03)   (0.86)    0.09
                                              =====    ======   ======  ======

   1998
      Net patient revenues...............    14,541   19,679   20,175   20,427
      Operating income...................     1,076    1,713    1,973    2,146
      Net income.........................       662      781    1,021    1,122
      Basic and diluted earnings per share(1) $0.11   $ 0.12   $ 0.15   $ 0.17

   --------

(1)Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not equal the total computed for the year due to stock transactions that occurred.

                           CASTLE DENTAL CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

15.   OPERATING SEGMENTS:

   Financial information is provided below for each of the Company's operating regions. The Company measures the performance of its regional operations primarily based on net patient revenues and operating income. There are no inter-regional revenues. The Company's primary measure of profit is that by which it formulates decisions and communicates to investors and analysts is net income and earnings per share. Financial information internally reported for the Company for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                                             DECEMBER 31,
                                                        ---------------------
                                                        1996    1997    1998
                                                        -----  -------- -----
                                                            (IN THOUSANDS)
   Net patient revenue:

      Texas..................................     $ 21,076 $  29,631  $ 47,464
      Florida................................        4,920     9,650    11,951
      Tennessee..............................        3,605     6,944     7,853
      California.............................          --        --      7,555
                                                  -------      -----    ------
      Total revenue..........................       29,601    46,225    74,823

   Operating expenses:
      Texas..................................       17,818    25,460    39,865
      Florida................................        4,775     8,708    10,351
      Tennessee..............................        3,683     6,502     7,419
      California.............................           --        --     6,289
                                                   -------     -----    ------
      Total operating expenses...............       26,276    40,670    63,924

   Operating income (loss):
      Texas..................................       3,258      4,171     7,599
      Florida................................         145        942     1,600
      Tennessee..............................         (78)       442       434
      California.............................          --         --     1,266
                                                    -----      -----     ------
         Total operating income..............       3,325      5,555    10,899
   Corporate, general and administrative expenses   2,465      2,236     3,991
   Interest expense..........................       2,596      2,792     1,889
   Other income..............................         (89)      (84)       (57)
                                                    ------     -----    -------
   Income (loss) before income taxes and
     extraordinary loss......................    $ (1,647)    $ 611    $ 5,076
                                                    ======     =====    =======

   Assets:

      Texas..................................              $  24,818  $ 37,953
      Florida................................                  8,626    12,203
      Tennessee..............................                  6,996     6,276
      California.............................                    --     20,259
                                                               ----     ------
         Total assets for reportable segments                 40,440    76,691
      Other unallocated amounts..............                  4,073    23,344
                                                               -----    ------
         Total assets........................               $ 44,513  $100,035
                                                              ======  ========

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

                                             PricewaterhouseCoopers LLP

Houston, Texas
March 5, 1999

                           CASTLE DENTAL CENTERS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                               BALANCE                                              BALANCE
                                              BEGINNING       CHARGED TO                            AT END
                                              OF YEAR         EXPENSES    DEDUCTIONS   OTHER (1)   OF YEAR
                                              -------          ------     ----------   ---------   --------
   Year ended December 31, 1996:
    Allowance for uncollectible accounts -
      patient receivables......               $ 2,437          $1,137     $ 1,324      $ 175        $2,425
                                              =======          ======     =======      =====        ======
   Year ended December 31, 1997:
    Allowance for uncollectible accounts -
      patient receivables......               $ 2,425          $1,698     $   451      $ 257        $3,929
                                              =======          ======     =======      =====        ======
   Year ended December 31, 1998
    Allowance for uncollectible accounts -
      patient receivables......               $ 3,929          $2,474     $ 1,092     $3,197        $8,508
                                              =======          ======     =======     =======       ======

                                               BALANCE                                              BALANCE
                                              BEGINNING       CHARGED TO                            AT END
                                              OF YEAR         EXPENSES    DEDUCTIONS   OTHER (1)   OF YEAR
                                              -------          ------     ----------   ---------   --------
   Year ended December 31, 1996:
    Allowance for uncollectible accounts -
      unbilled patient receivables.           $   228          $   90     $  --        $    43      $   361
                                              =======          ======     ======       =======      =======
   Year ended December 31, 1997:
    Allowance for uncollectible accounts -
      unbilled patient receivables.           $   361          $   199    $  --        $    8       $   568
                                              =======          =======    ======        ======       ======
   Year ended December 31, 1998
    Allowance for uncollectible accounts -
      unbilled patient receivables            $   568           $   71    $  30        $    49      $   658
                                              =======          ======     ======       =======      =======

   ------------

(1)Acquired allowances for uncollectible accounts of affiliated dental practices.

   ITEM 14 (A)(3).  EXHIBITS

      EXHIBIT
      NUMBER                           DESCRIPTION OF EXHIBIT
      -------                          ----------------------
      *3.1     --  Certificate of Incorporation  of Castle Dental Centers, Inc.,
                   as amended.
      *3.2     --  Certificate of Amendment to Certificate  of  Incorporation of
                   Castle Dental Centers, Inc. dated August 28, 1996.
      *3.3     --  Bylaws of Castle Dental Centers, Inc.
      *3.4     --  Amendment to Bylaws of Castle Dental Centers, Inc.
                   dated August 16, 1996.
      *3.5     --  Certificate of Amendment of Certificate of Incorporation of
                   Castle Dental Centers, Inc. dated June 16, 1997.
      *4.1     --  Form of Certificate representing the Common Stock, par value
                   $.001 per share, of Castle Dental Centers, Inc.
      *4.2     --  Registration Rights Agreement dated December 18, 1995, among
                   Castle Dental Centers, Inc. and Delaware State  Employees'
                   Retirement  Fund,  Declaration of Trust for Defined Benefit
                   Plan of ICI American Holdings, Inc., Declaration of Trust for
                   Defined Benefit Plan of Zeneca Holdings, Inc. and certain
                   stockholders and investors in the Company.
      *4.3     --  Amended and Restated Securityholders Agreement dated June 16,
                   1997, among Castle Dental Centers, Inc., Jack H. Castle,
                   D.D.S., P.C., certain investors in the Company, certain
                   stockholders of Castle Dental Centers, Inc., and certain
                   shareholders of Jack H. Castle, D.D.S., P.C.
     *10.1     --  Securities Purchase Agreement dated December 18, 1995 among
                   Castle Dental Centers, Inc., Jack H. Castle, D.D.S., P.C.,
                   JHCDDS,  Inc.  and  certain investors.
     *10.2     --  Amendment No. 1 to Securities Purchase Agreement dated June
                   16, 1997 among Castle Dental Centers,  Inc., Jack H. Castle,
                   D.D.S.,  P.C.,  JHCDDS,  Inc. and certain investors.
     *10.3     --  Managemen Services Agreement effective December 18, 1995 by and between Castle Dental Centers, Inc. and Jack H. Castle,
                   D.D.S., P.C. *10.4 -- Amendment to Management Services
                   Agreement  between  Castle Dental Centers, Inc. and Jack H.
                   Castle, D.D.S., P.C., dated as of August 15, 1996.
     *10.5     --  Plan and Agreement of Merge of Family Dental Services of
                   Texas, Inc. with and into Castle Dental Centers, Inc. dated
                   December 18, 1995.
     *10.6     --  Stock  Purchase Agreement dated December 18, 1995 by and between Jack H.Castle, D.D.S. and Castle Dental Centers, Inc.
     *10.7     --  Amendment to Stock Purchase Agreement by and between Jack H.
                   Castle, D.D.S. and Castle Dental Centers, Inc., dated as of
                   August 15, 1996.
    **10.8     --  Deferred Compensation Agreement effective December 18,1995 by and between Castle Dental Centers, Inc. and Jack H. Castle,
                   D.D.S.
     *10.9     --  Indemnity  Agreement dated December 18, 1995 by and between
                   Castle Dental Centers, Inc. and G. Kent Kahle.
    *10.10     --  Indemnity Agreement dated December 18, 1995, by and between
                   Castle Dental Centers, Inc. and Jack H. Castle, D.D.S.
    *10.11     --  Indemnity Agreement dated December 18, 1995 by and between
                   Castle Dental Centers, Inc. and Jack H. Castle, Jr.
    *10.12     --  Indemnity Agreement dated December 18, 1995 by and between
                   Castle Dental Centers, Inc. and Robert J. Cresci.
    *10.13     --  Indemnity Agreement dated August 16, 1996 by and between
                   Castle Dental Centers, Inc. and Elizabeth A. Tilney.
    *10.14     --  Asset Purchase Agreement dated May 19, 1996 by and among
                   Castle Dental Centers of Florida, Inc., and 1st Dental Care,
                   Inc., Hernando Dental Center-Lester B. Greenberg,
                   D.D.S., P.A., M&B Dental Lab, Inc., Lester B. Greenberg,
                   D.D.S.  and Elisa Greenberg.
    *10.15     --  Management Services Agreement effective May 19, 1996 by and between Castle Dental Centers of Florida, Inc. and Castle 1st
                   Dental Care, P.A.
    *10.16     --  Amendment to Management Services Agreement between Castle
                   Dental Centers of Florida, Inc. and Castle 1st Dental Care,
                   P.A.,  dated as of August 16, 1996.

     EXHIBIT
     NUMBER                            DESCRIPTION OF EXHIBIT

    *10.17     --  Asset Purchase Agreement dated April 29, 1996 by and among
                   Castle Dental Centers of Tennessee, Inc. and Mid-South Dental
                   Center, P.C. and G. Powell Bilyeu, D.D.S.

    *10.18     --  Management Services Agreement effective May 31, 1996 by and between Castle Dental Centers of Tennessee, Inc. and
                   Castle Mid-South Dental Center, P.C.

    *10.19     --  Amendment to Management Services Agreement between Castle
                   Dental Centers of Tennessee, Inc. and Castle Mid-South
                   Dental Center, P.C., dated as of August 16, 1996.

    *10.20     --  Asset Purchase Agreement dated August 9, 1996 by and among
                   Castle Dental Centers, Inc.; Castle Dental Centers of Texas,
                   Inc.; Consolidated Industries, Inc.; S.A. Dental Services,
                   P.C.; C.A. Dental Services, P.C.; S.C.A. Dental Services,
                   P.C.; Austin Periodontist Associates, Inc.; Joseph A.
                   Bonola, D.D.S.; and Kristen Bonola.

    *10.21     --  Plan and Agreement of Reorganization dated August 9, 1996 by and among Castle DentalCenters, Inc.; Castle Dental Centers of Texas, Inc.; N.A. Dental Services, P.C.; EFWDental
                   Services, P.C.; HDC Dental Services, P.C.; Midcities Dental
                   Services, P.C.; NEFW Dental Services, P.C.; West Ft. Worth
                   Dental Services, P.C.; Joseph A. Bonola, D.D.S.; Kristen
                   Bonola; and Larry Charles Jackson.

   **10.22     --  1996 Castle Dental Centers, Inc. Omnibus Stock and Incentive
                   Plan, as amended.

   **10.23     --  1996 Castle Dental Centers, Inc. Non-Employee Directors'
                   Plan, as amended.

    *10.24     --  Agreement and Plan of Merger dated as of December 8, 1997 by and among Castle Dental Centers of Texas, Inc and Steve W.
                   Lebo, D.D.S., Inc. and Steve W. Lebo, D.D.S.

    *10.25     --  Lease dated January 1, 1996 by and between Goforth, Inc. and
                   Family Dental Services of Texas, Inc.

    *10.26     --  Member Interests Purchase Agreement dated as of June 1, 1997 by and among Castle Dental Centers of Texas, Inc., Castle
                   Dental Centers, Inc., Jack H. Castle, D.D.S., P.C., SW
                   Dental Associates, LC, John Goodman, D.D.S. and Harold
                   Simpson, Jr.

     10.27     --  Master Contribution and Combination Agreement dated as of
                   January 30, 1998, by and among Castle, CDC of California, Inc., a Delaware corporation ("CDC"), Dental Consulting Services, LLC, a California limited liability company ("DCS"), Castle Dental Centers of California, L.L.C., a Delaware limited liability company ("Castle West"), Castle West Holdings, LLC, a California limited liability company ("Holdings"), and each of the "Members" who are parties thereto. (Incorporated by reference from the Company's Form 8-K dated as of March 30, 1998.)

     10.28     --  Limited Liability Company Agreement of Castle West.
                   (Incorporated by reference from the Company's Form 8-K dated as of March 30, 1998.)

     10.29     --  Management Agreement between Holdings and Castle West.
                   (Incorporated by reference from the Company's Form 8-K dated as of March 30, 1998.)

     10.30     --  Form of Subordinated Promissory Note issued to former
                   members of DCS. (Incorporated by reference from the Company's Form 8-K dated as of March 30, 1998.)

     10.31     --  Form of Subordination Agreement entered into between each former member of DCS, Castle and NationsBank of Texas, N.A., as Agent. (Incorporated by reference from the Company's Form 8-K dated as of March 30, 1998.)

     10.32     --  Registration Rights Agreement among Castle and each former member of DCS. (Incorporated by reference from the Company's Form 8-K dated as of March 30, 1998.)

     10.33     --  Stockholders' Agreement among CDC, Castle West, DCS,
                   Holdings, each member of DCS ("Corporate B Member"), each stockholder of each Corporate B Member ("B Stockholder"), each member of Holdings ("Corporate C Member"), and each stockholder of each Corporate C Member ("C Stockholder"). (Incorporated by reference from the Company's Form 8-K dated as of March 30, 1998.)

     10.34     --  Asset Purchase Agreement
                   dated as of December 30, 1998, by and among Castle Dental Centers of Texas, Inc., Castle Dental Centers, Inc., and Jack H. Castle, D.D.S., P.C., and DCA Limited Partnership, L.L.P. ("DCA, Ltd."), Dental Administrators of Texas Limited Partnership, L.L.P. ("DAI, Ltd."), Dental Centers of America Paymaster P.C. ("Paymaster"), Bandera Road Dental Center, P.C. ("Bandera"), Ingram Park Family Dental Center, P.C. ("Ingram"), Northeast Family Dental Center, P.C. ("Northeast"), Dental Centers of America at Rolling Oaks Mall, PLLC ("Rolling Oaks"), San Pedro Family Dental Center, P.C. ("San Pedro"), Southpark Family Dental

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
-------             ----------------------

                   Center, P.C. ("Southpark"), Windsor Park Family Dental Center, P.C. ("Windsor"), Dental Centers of America at Barton Creek Square Mall, PLLC ("Barton Creek"), Dental Centers of America at Lakeline Mall, PLLC ("Lakeline"), Dental Centers of America at Hurst Northeast Mall, PLLC ("Hurst"), Dental Centers of America at Irving Mall, PLLC ("Irving"), Dental Centers of America at Six Flags Mall, PLLC ("Six Flags"), Dental Centers of America at Waco, P.C. ("Waco"), Dental Centers of America at Mesquite, P.C. ("Mesquite"), Dental Centers of America at Sherman, P.C. ("Sherman"), Dental Centers of America at Richardson Square Mall, P.C. ("Richardson" and, collectively with DCA, Ltd., DAI, Ltd., Paymaster, Bandera, Ingram, Northeast, Rolling Oaks, San Pedro, Southpark, Windsor, Barton Creek, Lakeline, Hurst, Irving, Six Flags, Waco, Mesquite and Sherman, the "DCA Sellers"), Barry E. Solomon, D.D.S., an individual living in San Antonio, Texas ("B. Solomon"), Marc A. Solomon, an individual living in San Antonio, Texas ("M. Solomon"), Hebron D. Cutrer, an individual living in San Antonio, Texas ("Cutrer"), Stan E. Faye, an individual living in San Antonio, Texas ("Faye"), and Robert B. Grau, an individual living in San Antonio, Texas ("Grau", and together with B. Solomon, M. Solomon, Cutrer and Faye, the "DCA Shareholders"). (Incorporated by reference from the Company's Form 8-K dated as of December 30, 1998.)

     10.35     --  Form of Subordinated Promissory Note issued to DCA Sellers and/or DCA shareholders. (Incorporated by reference from the Company's Form 8-K dated as of December 30, 1998.)

     10.36     --  Form of Subordination Agreement entered into between each
                   DCA Seller and/or DCA Shareholder receiving a Subordinated Promissory Note, Castle Dental and NationsBank, N.A., as Agent. (Incorporated by reference from the Company's Form 8-K dated as of December 30, 1998.)

     10.37     --  Registration Rights Agreement among Castle Dental and each
                   DCA Shareholder. (Incorporated by reference from the Company's Form 8-K dated as of December 30, 1998.)

     10.38     --  Amended and Restated Credit Agreement dated as of December
                   18, 1998, by and among Castle Dental, NationsBank, N.A., as agent, and the lenders thereunder. (Incorporated by reference from the Company's Form 8-K dated as of December 30, 1998.) 10.39 -- Amendment, dated May 29, 1998, to the
                   Master Contribution and Combination Agreement, dated as of January 30, 1998, by and among Castle, CDC of California, Inc., a Delaware corporation ("CDC"), Dental Consulting Services, LLC, a California limited liability company ("DCS"), Castle Dental Centers of California, L.L.C., a Delaware limited liability company ("Castle West"), Castle West Holdings, LLC, a California limited liability company ("Holdings"), and each of the "Members" who are parties thereto, and to the Management Agreement between Holdings and Castle West.

     21     --     Subsidiaries of the Registrant.

     27.1   --     Financial Data Schedule as of December 31, 1998.

   -------------

* Incorporated herein by reference to the Company's Registration Statement on Form S-1 (registration number 333-1335)