Form 10-Q
period 1999-03-31
CASTLE DENTAL CENTERS INC
filed 1999-05-14
CIK 1018152

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                Yes   [X]                No   [ ]

      The number of shares of Common Stock issued and outstanding, par value, $0.001 per share, as of May 13, 1999 was 6,417,206.

                         CASTLE DENTAL CENTERS, INC.
                                    INDEX

                                                                            PAGE


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets
           December 31, 1998 and March 31, 1999 ............................   3

           Consolidated Statements of Operations
           For the Three Months Ended March 31, 1998 and 1999 ..............   4

           Condensed Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 1998 and 1999 ..............   5

           Notes to Consolidated Financial Statements ......................   6

         Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations ..................   9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk  13

PART II.
         Item 1.  Legal Proceedings ........................................  14

         Item 2.  Changes in Securities and Use of Proceeds ................  14

         Item 3.  Defaults Upon Senior Securities ..........................  14

         Item 4.  Submission of Matters to a Vote of Security Holders ......  14

         Item 5.  Other Information ........................................  14

         Item 6.  Exhibits and Reports on Form 8-K .........................  14

SIGNATURES .................................................................  15

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                         CASTLE DENTAL CENTERS, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                 DECEMBER 31,     MARCH 31,
                                                                     1998           1999
                                                                 -------------    ---------
                                    ASSETS
Current assets:
   Cash and cash equivalents .................................   $         695    $     427
   Patient receivables, net ..................................          10,700       12,518
   Unbilled patient receivables, net .........................           3,251        3,353
   Prepaid expenses and other current assets .................           2,887        3,439
   Deferred income taxes .....................................           1,809        1,628
                                                                 -------------    ---------
        Total current assets .................................          19,342       21,365
                                                                 -------------    ---------
Property and equipment, net ..................................          13,861       15,908
Intangible assets, net .......................................          65,956       65,633
Other assets .................................................             876          897
                                                                 -------------    ---------
       Total assets ..........................................   $     100,035    $ 103,803
                                                                 =============    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt .........................   $       1,795    $   1,788
   Accounts payable and accrued liabilities ..................           6,676        8,028
   Deferred compensation payable, related party ..............             526          526
                                                                 -------------    ---------
        Total current liabilities ............................           8,997       10,342
                                                                 -------------    ---------

Long-term debt, net of current portion .......................          44,411       45,561
Other long-term liabilities, related party ...................             526          395
Deferred income taxes ........................................           5,401        5,797
Commitments and contingencies
Minority interest ............................................           4,303        4,308
Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized;
    6,417,206 shares issued and outstanding ..................               6            6
  Additional paid-in capital .................................          42,516       42,516
  Accumulated deficit ........................................          (6,125)      (5,122)
                                                                 -------------    ---------
       Total stockholders' equity ............................          36,397       37,400
                                                                 -------------    ---------
Total liabilities and stockholders' equity ...................   $     100,035    $ 103,803
                                                                 =============    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CASTLE DENTAL CENTERS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ----------------------
                                                            1998          1999
                                                          --------      --------
Net patient revenues ................................     $ 14,541      $ 25,167

Expenses:
   Dentist salaries and other professional costs ....        3,746         6,598
   Clinic salaries ..................................        3,191         5,329
   Dental supplies and laboratory fees ..............        1,318         2,294
   Rental and lease expense .........................          759         1,447
   Advertising and marketing ........................          594           814
   Depreciation and amortization ....................          621         1,413
   Other operating expenses .........................        1,378         2,224
   General and administrative .......................        1,858         2,409
                                                          --------      --------
       Total expenses ...............................       13,465        22,528
                                                          --------      --------
Operating income ....................................        1,076         2,639
Interest expense ....................................          124           993
Other expense (income), net .........................          (22)            1
                                                          --------      --------
Income before income taxes ..........................          974         1,645
Provision for income taxes ..........................          312           642
                                                          --------      --------
Net income ..........................................     $    662      $  1,003
                                                          ========      ========
Income per common share:
   Basic and diluted:
       Net income ...................................     $   0.11      $   0.15
                                                          ========      ========
Weighted average number of common and
  common equivalent shares outstanding
   Basic ............................................        6,236         6,825
                                                          ========      ========
   Diluted ..........................................        6,236         6,873
                                                          ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CASTLE DENTAL CENTERS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      --------------------
                                                                         1998       1999
                                                                      --------    --------
Net cash provided by operating activities .........................   $    481    $  1,756
Investing activities:
   Capital expenditures ...........................................     (1,471)     (2,822)
   Acquisition of affiliated dental practices, net of cash acquired    (13,108)       (214)
                                                                      --------    --------
Net cash used by investing activities .............................    (14,579)     (3,036)
                                                                      --------    --------
Financing activities:
   Payments of long-term debt and capital lease obligations .......     (1,731)       (588)
   Proceeds from debt .............................................     14,700       1,600
                                                                      --------    --------
Net cash provided by financing activities .........................     12,969       1,012
                                                                      --------    --------
       Net change in cash and cash equivalents ....................     (1,129)       (268)
Cash and cash equivalents, beginning of period ....................      2,908         695
                                                                      --------    --------
Cash and cash equivalents, end of period ..........................   $  1,779    $    427
                                                                      ========    ========

Supplemental Cash Flow Information:
   Supplemental disclosure of non-cash investing and financing activities:

       Issuance of note payable for purchase of
        property and equipment ....................................   $    276    $   --

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

   The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements ("Management Services Agreements) with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, in its sole discretion and at any time, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost ("nominee arrangements"). At March 31, 1999, all of the affiliated dental practices were wholly-owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five to forty years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except professional corporations located in California, is generally comprised of three components:
(i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of patient revenues; and, (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated practice and (ii) a management fee in an amount ranging from 15.0% to 30.0% of net patient revenues. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

   The accompanying unaudited consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1998 and 1999 include the accounts of the Company and its majority owned management company subsidiaries and the affiliated dental practices. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the Company's annual financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission, and should be read in conjunction therewith. In management's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

2.   EARNINGS PER SHARE:

   Basic earnings per share for all periods presented equals net income divided by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflects the effect of dilutive stock options and warrants.

3.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

   The Company maintains a revolving credit agreement with its bank (the "Credit Agreement") which provides for borrowings up to $47.5 million and matures November 2002. Revolving credit advances under the Credit Agreement require quarterly interest payments through December 2000 when principal becomes payable based on a five-year quarterly amortization and a final payment at maturity. Borrowings under the bank credit facility may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon (a) either (i) the bank's base rate or (ii) LIBOR plus (b) a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all of the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the creation or existence of liens and set certain restrictions on acquisitions, mergers, sale of assets and restrict the payment of dividends. At March 31, 1999, approximately $41.0 million was outstanding under the Credit Agreement.

   In April 1999, the Company and its bank amended the Credit Agreement to increase the borrowing limit to $55.0 million.

4.  COMMITMENTS AND CONTINGENCIES:

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

   5.  SEGMENT INFORMATION

   The following table sets forth the financial information with respect to the Company and its reportable segments:


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            --------------------
                                                              1998        1999
                                                            --------    --------
                                                              (In thousands)
 Net patient revenues:
       Texas ............................................   $ 10,027    $ 16,307
       Florida ..........................................      2,873       3,210
       Tennessee ........................................      1,641       2,276
       California .......................................       --         3,374
                                                            --------    --------
               Total net patient revenues ...............     14,541      25,167

Operating income (loss):
       Texas ............................................      1,283       2,428
       Florida ..........................................        570         205
       Tennessee ........................................        (97)        217
       California .......................................       --           827
                                                            --------    --------
               Total operating income (loss) ............      1,756       3,677

Corporate, general and administrative expenses...........        680       1,038
   Interest expense .....................................        124         993
   Other income .........................................        (22)          1
                                                            --------    --------
               Income before income taxes ...............   $    974    $  1,645
                                                            ========    ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND SECTION 21B OF THE SECURITIES AND EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, AMONG OTHERS, THE CHANGING ENVIRONMENT FOR DENTAL HEALTH CARE, THE PACE OF THE COMPANY'S DEVELOPMENT AND ACQUISITION ACTIVITIES, THE REIMBURSEMENT RATES FOR DENTAL SERVICES, AND OTHER RISK FACTORS DETAILED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, AS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.


OVERVIEW

   The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, California and Tennessee. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At March 31, 1999 the Company managed 93 dental centers with approximately 235 affiliated dentists, orthodontists and specialists.

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

RESULTS OF OPERATIONS

   The following table sets forth the percentages of patient revenues represented by certain items reflected in the Company's Statements of Operations. The information that follows represents historical results of the Company and does not include pre-acquisition results of the dental practices that the Company has acquired. The information that follows should be read in conjunction with the Annual Audited Financial Statements and notes thereto of the Company included in the Company's Form 10-K filed with the Securities and Exchange Commission, as well as the Unaudited Consolidated Financial Information, included in this Form 10-Q. In March 1998, the Company acquired Dental World, Inc. a dental practice management company located in Houston, Texas. In March 1998, the Company acquired an 80.0% interest in Castle West, which was formed to acquire Dental Consulting Services, LLC, a California-based dental practice management company. In July 1998, the Company acquired

Dentcor, Inc., a dental management company, and five related dental practices in Florida. In August 1998, the Company acquired all the outstanding stock of two dental practices in the Los Angeles area and purchased the assets of a dental office in Houston. In December 1998, the Company acquired the assets of Dental Centers of America, Inc., which managed 16 dental centers in San Antonio, Austin and Dallas/Fort Worth, Texas, and Crenshaw Family Dental in Los Angeles. (All of the acquisitions in 1998 are collectively referred to as the "Completed Acquisitions").


                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                            --------------------
                                                              1998        1999
                                                            -------     -------
Net patient revenue .....................................     100.0%      100.0%

Expenses:
   Dentist salaries and other professional costs ........      25.8%       26.2%
   Clinic salaries ......................................      21.9%       21.2%
   Dental supplies and laboratory fees ..................       9.1%        9.1%
   Rental and lease expense .............................       5.2%        5.7%
   Advertising and marketing ............................       4.1%        3.2%
   Depreciation and amortization ........................       4.3%        5.6%
   Other operating expenses .............................       9.5%        8.8%
   General and administrative ...........................      12.8%        9.6%
                                                            -------     -------
       Total expenses ...................................      92.6%       89.5%
                                                            -------     -------
       Operating income .................................       7.4%       10.5%

Interest expense ........................................       0.9%        3.9%
Other income, net .......................................      (0.2%)       -- %
                                                            -------     -------
Income before income taxes ..............................       6.7%        6.5%
Provision for income taxes ..............................       2.1%        2.5%
                                                            -------     -------
Net income ..............................................       4.6%        4.0%
                                                            =======     =======

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

   NET PATIENT REVENUE - Net patient revenues of affiliated dental practices increased from $14.5 million to $25.2 million, an increase of $10.6 million or 73.1%. Approximately, $9.4 million of the increase was attributable to the Completed Acquisitions. The opening of 14 de novo offices in Houston, Austin, Dallas, Clearwater, and Nashville primarily accounted for the remaining increase in net patient revenues.

   DENTIST SALARIES AND OTHER PROFESSIONAL COSTS - Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the three months ended March 31, 1999, dentist salaries and other professional costs were $6.6 million, an increase of $2.9 million or 76.1% from the comparable period of 1998. The increase was due primarily to the Completed Acquisitions, staffing of new dental centers and increased dentist compensation resulting from higher patient revenues. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased from 25.8% for the three months ended March 31, 1998 to 26.2% for the comparable 1999 period.

   CLINIC SALARIES - Clinic salaries increased from $3.2 million for the three months ended March 31, 1998, to $5.3 million for the three months ended March 31, 1999, an increase of $2.1 million or 67.0%. The Completed Acquisitions and de novo dental centers accounted for approximately $2.5 million of the increase in clinic salaries, offset by a decrease in existing centers' clinic salaries of $400,000. Expressed as a percentage of net patient revenues, clinic salaries decreased from 21.9% for three months ended March 31, 1998 to 21.2% for the comparable 1999 period.

   DENTAL SUPPLIES AND LABORATORY FEES - Dental supplies and laboratory fees increased from $1.3 million for the three months ended March 31, 1998 to $2.3 million for the three months ended March 31, 1999, an increase of $1.0 million or 74.0%. The increase is attributable to the Completed Acquisitions and the new dental centers. Expressed as a percentage of patient revenues, dental supplies and laboratory fees remained unchanged at 9.1% for the three months ended March 31, 1998 and 1999.

   RENT AND LEASE EXPENSE - Rent and lease expense increased from $0.8 million for the three months ended March 31, 1998, to $1.4 million for the three months ended March 31, 1999, an increase of $0.7 million or 90.7%. The Completed Acquisitions accounted for $0.5 million of the increase with the opening of 14 de novo centers in Texas, Florida and Tennessee accounting for the balance of the increase. Expressed as a percentage of net patient revenues, rent and lease expense increased from 5.2% for three months ended March 31, 1998 to 5.7% for the comparable 1999 period.

   ADVERTISING AND MARKETING - Advertising and marketing expense increased from $0.6 million for the three months ended March 31, 1998, to $0.8 million for the three months ended March 31, 1999, an increase of $0.2 million or 37.1%. Expressed as a percentage of net patient revenues, advertising and marketing decreased from 4.1% for three months ended March 31, 1998 to 3.2% for the comparable 1999 period. The lower advertising and marketing expense expressed as a percentage of patient revenues results from favorably leveraging advertising expenditures in existing regions as new dental centers are opened.

   DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased from $0.6 million for the three months ended March 31, 1998, to $1.4 million for the three months ended March 31, 1999, an increase of $0.8 million or 127.6%. The increase is attributable to depreciation of fixed assets and amortization of intangible assets acquired in connection with Completed Acquisitions. Expressed as a percentage of net patient revenues, depreciation and amortization increased from 4.3% for three months ended March 31, 1998 to 5.6% for the comparable 1999 period.

   OTHER OPERATING EXPENSES - Other operating expenses increased from $1.4 million for the three months ended March 31, 1998, to $2.2 million for the three months ended March 31, 1999, an increase of $0.8 million or 61.4%. Other operating expenses include certain expenses related to the operation of the Company's dental centers and bad debt expense incurred in financing of patient receivables at the affiliated dental practices. Expressed as a percentage of net patient revenues, other operating expenses decreased from 9.5% for three months ended March 31, 1998 to 8.8% for the comparable 1999 period, primarily resulting from relatively greater percentage increase in revenues than in other operating expenses.

   GENERAL & ADMINISTRATIVE EXPENSE - General and administrative expenses increased from $1.9 million for the three months ended March 31, 1998, to $2.4 million for the three months ended March 31, 1999, an increase of $0.5 million, or 29.7%. Expressed as a percentage of net patient revenues, general and administrative expense decreased from 12.8% for the three months ended March 31, 1998 to 9.6% for the 1999 period. This decrease in general and administrative expenses, expressed as a percentage of net patient revenues, is attributable to relatively lower percentage increases in corporate and regional general and administrative expenses compared to the increase in net patient revenues.

   INTEREST EXPENSE - Interest expense increased from $124,000 for the three months ended March 31, 1998 to $1.0 million for three months ended March 31, 1999, an increase of $0.9 million. The increase is attributable higher borrowings under the Company's Credit Agreement, primarily for acquisitions completed during 1998.

   PROVISION FOR INCOME TAXES - The provision for income taxes increased from $300,000 for the three months ended March 31, 1998, to $0.6 million for the three months ended March 31, 1999, an increase of $0.3 million, or 105.9%. Expressed as a percentage of net patient revenues, provision for income taxes expense increased from 2.1% for the three months ended March 31, 1998 to 2.5% for the 1999 period. The increase in percentage, as a percent of net patient revenues, is attributable to an increase in the estimated effective tax rate of 39.0% compared to 32.0% in the first quarter of 1998, that resulted from the recognition of the Company's net operating loss in 1998.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1999 the Company had net working capital of $11.0 million, representing an increase in working capital of $0.7 million from net working capital of $10.3 million at December 31, 1998. Current assets consisted of cash and cash equivalents of $427,000, billed and unbilled accounts receivable of $15.9 million and prepaid expenses and other current assets, including deferred income taxes, of $5.1 million. These current assets were partially offset by current liabilities of $10.3 million, consisting of $8.0 million in accounts payable and accrued liabilities, $1.8 million in current maturities of long-term debt and $0.5 million of deferred compensation payable to a stockholder.

   For the three months ended March 31, 1998 and 1999, cash provided by operating activities was $0.5 million and $1.8 million, respectively. In the three months ended March 31, 1998, cash used in investing activities amounted to $14.6 million primarily to fund acquisitions and capital expenditures. For the three months ended March 31, 1999, cash used in investing activities was $3.0 million, consisting primarily of $200,000 to fund acquisitions and $2.8 million for capital expenditures. For the three months ended March 31, 1998, cash provided by financing activities was $13.0 million representing $14.7 million in advances under the Company's bank credit agreement, offset partially by $1.7 million in repayments of debt and capital lease obligations. For the three months ended March 31, 1999, cash provided by financing activities totaled $1.0 million representing $1.6 million in advances under the Company's bank credit agreement, offset partially by $0.6 million in repayments of long term debt and capital lease obligations.

   During the first three months of 1999, the Company's principal sources of liquidity consisted of cash and cash equivalents, net accounts receivable and borrowing availability under the Company's bank credit facility. The Company maintains a revolving credit agreement with its bank (the "Credit Agreement") which provides for borrowings up to $55.0 million and matures November 2002. Revolving credit advances under the Credit Agreement require quarterly interest payments through December 2000 when principal becomes payable based on a five-year quarterly amortization and a final payment at maturity. Borrowings under the bank credit facility may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon (a) either (i) the bank's base rate or (ii) LIBOR plus (b) a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all of the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the creation or existence of liens and set certain restrictions on acquisitions, mergers, sale of assets and restrict the payment of dividends. At March 31, 1999, approximately $41.0 million was outstanding under the Credit Agreement.

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

   The failure to correct a material year 2000 problem could possibly result in an interruption in or failure of, certain normal business activities or operations. Such failure can materially and adversely affect the Company's financial position, results of operations and cash flows. Due to the general uncertainty inherent in the year 2000 problem, including uncertainty regarding the year 2000 readiness of third party suppliers and potential future acquisitions, the Company is unable to determine at this time whether the consequences of any possible year 2000 failures will have a material impact on the Company's financial position, results of operations and cash flows. The Company believes that, with the scheduled completion of its computer system upgrades, the possibly of any material interruption to normal operations should be significantly reduced.

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

   To date, the incremental costs incurred by the Company that relate solely to the year 2000 compliance problem have not been and are not expected to be material. These costs are exclusive of upgrades made to the Company's systems in the ordinary course of business and consist primarily of internal employee time. The Company does not separately track the internal costs incurred for the Year 2000 project, which consists primarily of payroll and related costs associated with employee time. Based upon the Company's current assessments, the costs to complete the Company's year 2000 compliance program will not have a material effect on the Company's financial condition, results of operations or cash flows. All the current and future costs related to the Company's year 2000 compliance program have been and are expected to be funded with cash generated from the Company's operations. As of March 31, 1999, approximate costs incurred for the Year 2000 project are less than $100,000.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's only financial instruments with market risk exposure are revolving credit borrowings under its Credit Agreement which total $41.0 million at March 31, 1999. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $410,000, or $0.04 per share, on an annual basis. The bank credit facility was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from either the prime interest rate or Eurodollar interest rate.

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

                                            CASTLE DENTAL CENTERS, INC.


Date:  May 13, 1999                         By:    JACK H. CASTLE, JR.
                                               -----------------------
                                                   Jack H. Castle, Jr.
                                                   Chief Executive Officer

Date: May 13, 1999                          By:   JOHN M. SLACK
                                               ----------------
                                                  John M. Slack
                                                  Chief Financial Officer