Form 10-Q
period 1999-06-30
CASTLE DENTAL CENTERS INC
filed 1999-08-13
CIK 1018152

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________


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

                Yes [X]                              No [ ]

      The number of shares of Common Stock issued and outstanding, par value, $0.001 per share, as of August 13, 1999 was 6,417,206.

                         CASTLE DENTAL CENTERS, INC.
                                    INDEX

                                                                           PAGE
                                                                          ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets
         December 31, 1998 and June 30, 1999................................  3

         Consolidated Statements of Operations
         For the Three Months and Six Months Ended June 30, 1998 and 1999...  4

         Condensed Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 1998 and 1999....................  5


         Notes to Consolidated Financial Statements.........................  6

         Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations...................  9

PART II.
         Item 1. Legal Proceedings.......................................... 16

         Item 2. Changes in Securities and Use of Proceeds.................. 16

         Item 3. Defaults Upon Senior Securities............................ 16

         Item 4. Submission of Matters to a Vote of Security Holders........ 16

         Item 5. Other Information.......................................... 17

         Item 6. Exhibits and Reports on Form 8-K........................... 17

SIGNATURES.................................................................. 17

PART I:  FINANCIAL INFORMATION

                         CASTLE DENTAL CENTERS, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                          DECEMBER 31,      JUNE 30,
                                                                              1998            1999
                                                                         -------------    -----------
                                                                                          (Unaudited)
                   ASSETS
Current assets:
      Cash and cash equivalents .....................................      $     695       $     315
      Patient receivables, net ......................................         10,700          14,475
      Unbilled patient receivables, net .............................          3,251           3,647
      Prepaid expenses and other current assets .....................          2,887           3,452
      Deferred income taxes .........................................          1,809           1,609
                                                                           ---------       ---------
             Total current assets ...................................         19,342          23,498
                                                                           ---------       ---------

Property and equipment, net .........................................         13,861          18,436
Intangible assets, net ..............................................         65,956          65,118
Other assets ........................................................            876             895
                                                                           ---------       ---------
            Total assets ............................................      $ 100,035       $ 107,947
                                                                           =========       =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt and capital lease obligations      $   1,795       $   1,815
      Accounts payable and accrued liabilities ......................          6,676          10,396
      Deferred compensation payable, related party ..................            526             526
                                                                           ---------       ---------
             Total current liabilities ..............................          8,997          12,737
                                                                           ---------       ---------

Long-term debt and capital lease obligations, net of current portion          44,411          47,291
Other long-term liabilities, related party ..........................            526             261
Deferred income taxes ...............................................          5,401           5,836
Commitments and contingencies
Minority interest ...................................................          4,303           4,315
Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized;
    6,417,206 shares issued and outstanding .........................              6               6
  Additional paid-in capital ........................................         42,516          42,516
  Accumulated deficit ...............................................         (6,125)         (5,015)
                                                                           ---------       ---------
            Total stockholders' equity ..............................         36,397          37,507
                                                                           ---------       ---------
Total liabilities and stockholders' equity ..........................      $ 100,035       $ 107,947
                                                                           =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CASTLE DENTAL CENTERS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share data)

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
                                                  ----------------------      ----------------------
                                                    1998          1999          1998          1999
                                                  --------      --------      --------      --------
Net patient revenues ........................     $ 19,679      $ 25,661      $ 34,220      $ 50,828

Expenses:
Dentist salaries and other professional costs        4,538         6,947         8,285        13,545
Clinical salaries ...........................        4,447         5,444         7,638        10,773
Dental supplies and laboratory fees .........        1,973         2,185         3,291         4,479
Rental and lease expense ....................          996         1,483         1,755         2,930
Advertising and marketing ...................          800           947         1,394         1,761
Depreciation and amortization ...............          987         1,443         1,608         2,856
Other operating expenses ....................        1,962         2,146         3,340         4,370
General and administrative ..................        2,263         2,501         4,121         4,910
                                                  --------      --------      --------      --------
            Total expenses ..................       17,966        23,096        31,432        45,624
                                                  --------      --------      --------      --------

Operating income ............................        1,713         2,565         2,788         5,204

Litigation settlement .......................         --          (1,366)         --          (1,366)
Interest expense ............................         (551)       (1,023)         (675)       (2,016)
Other (expense) income, net .................            3            (1)           26            (2)
                                                  --------      --------      --------      --------
Income before income taxes ..................        1,165           175         2,139         1,820
Provision for income taxes ..................          384            68           696           710
                                                  --------      --------      --------      --------
Net income ..................................     $    781      $    107      $  1,443      $  1,110
                                                  ========      ========      ========      ========

Income per common share:
  Basic and diluted:
            Net income ......................     $   0.12       $ 0. 02      $   0.22       $ 0. 16
                                                  ========      ========      ========      ========

Weighted average number of common and
  Common equivalent shares outstanding
            Basic ...........................        6,660         6,825         6,448         6,825
                                                  ========      ========      ========      ========
            Diluted .........................        6,704         6,896         6,461         6,885
                                                  ========      ========      ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CASTLE DENTAL CENTERS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                   -------------------------
                                                                       1998         1999
                                                                   -----------  ------------
Net cash provided by operating activities .....................     $  3,050      $  3,364
Investing activities:
      Capital expenditures ....................................       (2,889)       (6,014)
      Acquisition of affiliated practices, net of cash acquired      (12,905)         (365)
                                                                    --------      --------
Net cash used by investing activities .........................      (15,794)       (6,379)
                                                                    --------      --------
Financing activities:
      Payments of long-term debt and capital lease obligations        (1,747)       (1,165)
      Proceeds from debt ......................................       15,541         3,800
                                                                    --------      --------
Net cash provided by financing activities .....................       13,794         2,635
                                                                    --------      --------
            Net change in cash and cash equivalents ...........        1,050          (380)
Cash and cash equivalents, beginning of period ................        2,908           695
                                                                    --------      --------
Cash and cash equivalents, end of period ......................     $  3,958      $    315
                                                                    ========      ========

Supplemental Cash Flow Information:
      Supplemental disclosure of non-cash investing
      and financing activities:
            Issuance of note payable for purchase of
             property and equipment ...........................     $    276      $   --


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

   The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements ("Management Services Agreements) with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, in its sole discretion and at any time, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost ("nominee arrangements"). At June 30, 1999, all of the affiliated dental practices were wholly-owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five to forty years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except professional corporations located in California, is generally comprised of three components:
(i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of patient revenues; and, (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated practice and (ii) a management fee in an amount ranging from 15.0% to 30.0% of net patient revenues. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

   The accompanying unaudited consolidated financial statements as of June 30, 1999 and for the three and six months ended June 30, 1998 and 1999 include the accounts of the Company and its majority owned management company subsidiaries and the affiliated dental practices. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the Company's annual financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission, and should be read in conjunction therewith. In management's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

2.     EARNINGS PER SHARE:

   Basic earnings per share for all periods presented equals net income divided by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflects the effect of dilutive stock options and warrants.

3.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

   The Company maintains a revolving credit agreement with its bank (the "Credit Agreement") which provides for borrowings up to $55.0 million and matures November 2002. Revolving credit advances under the Credit Agreement require quarterly interest payments through December 2000 when principal becomes payable based on a five-year quarterly amortization and a final payment at maturity. Borrowings under the bank credit facility may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon (a) either (i) the bank's base rate or (ii) LIBOR plus (b) a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all of the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the creation or existence of liens and set certain restrictions on acquisitions, mergers, sale of assets and restrict the payment of dividends. At June 30, 1999, approximately $43.2 million was outstanding under the Credit Agreement.

4.    COMMITMENTS AND CONTINGENCIES

    In July 1999, the Company entered into a preliminary settlement of a lawsuit filed by the former owner of certain dental practices acquired by the Company in August 1996. Accordingly, the Company recorded a one-time charge of $1.4 million in the second quarter of 1999 to reflect the estimated cost of the settlement.

   The litigation settlement is subject to approval by the Company's board of Directors and its primary bank creditor.

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

5. SEGMENT INFORMATION

   The following table sets forth the financial information with respect to the Company and its reportable segments:

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                   ------------------------      ------------------------
                                                      1998          1999            1998           1999
                                                   ---------      ---------      ---------      ---------
                                                                        (in thousands)
Net patient revenues:
  Texas ......................................        12,455         17,017         22,482         33,325
  Florida ....................................         2,635          3,143          5,508          6,353
  Tennessee ..................................         1,979          2,593          3,620          4,869
  California .................................         2,610          2,908          2,610          6,281
                                                   ---------      ---------      ---------      ---------
    Total net patient revenues ...............        19,679         25,661         34,220         50,828

Operating income:
  Texas ......................................         1,425          2,756          2,707          5,184
  Florida ....................................           233            144            803            348
  Tennessee ..................................           154            267             57            484
  California .................................           563            410            563          1,237
                                                   ---------      ---------      ---------      ---------
    Total operating income ...................         2,375          3,577          4,130          7,253

Corporate, general and administrative expenses          (662)        (1,012)        (1,342)        (2,049)
Interest expense .............................          (551)        (1,023)          (675)        (2,016)
Other income (expense) .......................             3             (1)            26             (2)
Litigation settlement ........................          --           (1,366)          --           (1,366)
                                                   ---------      ---------      ---------      ---------
    Income before income taxes ...............     $   1,165      $     175      $   2,139      $   1,820
                                                   =========      =========      =========      =========

                                                                                DECEMBER 31,     JUNE 30,
                                                                                   1998            1999
                                                                                -----------     ----------
Assets:
  Texas ......................................                                   $  37,953      $  45,795
  Florida ....................................                                      12,203         12,605
  Tennessee ..................................                                       6,276          6,745
  California .................................                                      20,259         23,549
                                                                                 ---------      ---------
Total assets for reportable segments .........                                      76,691         88,694
Other unallocated amounts ....................                                      23,344         19,253
                                                                                 ---------      ---------
   Total assets ..............................                                   $ 100,035      $ 107,947
                                                                                 =========      =========

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


OVERVIEW

   The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, California and Tennessee. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At June 30, 1999 the Company managed 97 dental centers with approximately 240 affiliated dentists, orthodontists and specialists.

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

RESULTS OF OPERATIONS

   The following table sets forth the percentages of patient revenues represented by certain items reflected in the Company's Statements of Operations. The information that follows represents historical results of the Company and does not include pre-acquisition results of the dental practices that the Company has acquired. The information that follows should be read in conjunction with the Annual Audited Financial Statements and notes thereto of the Company included in the Company's Form 10-K filed with the Securities and Exchange Commission, as well as the Unaudited Consolidated Financial Information, included in this Form 10-Q. In March 1998, the Company acquired Dental World, Inc. a dental practice management company located in Houston, Texas. In March 1998, the Company acquired an 80.0% interest in Castle West, which was formed to acquire Dental Consulting Services, LLC, a California-based dental practice management company. In July 1998, the Company acquired Dentcor, Inc., a dental management company, and five related dental practices in Florida. In August 1998, the Company acquired all the outstanding stock of two dental practices in the Los Angeles area and purchased the assets of a dental office in Houston. In December 1998, the Company acquired the assets of Crenshaw Family Dental in Los Angeles, and Dental Centers of America, Inc., which managed 16 dental centers in San Antonio, Austin and Dallas/Fort Worth, Texas. (All of the acquisitions in 1998 are collectively referred to as the "Completed Acquisitions").

                                                       FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                       --------------------------   ------------------------
                                                           1998          1999          1998          1999
                                                         --------      --------      --------      --------
Net patient revenues ..............................       100.0%        100.0%        100.0%        100.0%

Expenses:
      Dentist salaries and other professional costs        23.1%         27.1%         24.2%         26.6%
      Clinical salaries ...........................        22.6%         21.2%         22.3%         21.2%
      Dental supplies and laboratory fees .........        10.0%          8.5%          9.6%          8.8%
      Rental and lease expense ....................         5.1%          5.8%          5.1%          5.8%
      Advertising and marketing ...................         4.1%          3.7%          4.1%          3.5%
      Depreciation and amortization ...............         5.0%          5.6%          4.7%          5.6%
      Other operating expenses ....................        10.0%          8.4%          9.8%          8.6%
      General and administrative ..................        11.4%          9.7%         12.1%          9.7%
                                                          -----         -----         -----         -----
            Total expenses ........................        91.3%         90.0%         91.9%         89.8%
                                                          -----         -----         -----         -----
            Operating income ......................         8.7%         10.0%          8.1%         10.2%

Litigation settlement .............................         0.0%         (5.3%)         0.0%         (2.7%)
Interest expense ..................................        (2.7%)        (4.0%)        (2.0%)        (4.0%)
Other income, net .................................         0.0%          0.0%          0.1%          0.0%
                                                          -----         -----         -----         -----
Income before income taxes ........................         6.0%          0.7%          6.2%          3.6%
Provision for income taxes ........................         2.0%          0.3%          2.0%          1.4%
                                                          -----         -----         -----         -----
Net income ........................................         4.0%          0.4%          4.2%          2.2%
                                                          =====         =====         =====         =====

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

   NET PATIENT REVENUE - Net patient revenues of affiliated dental practices increased from $19.7 million to $25.7 million, an increase of $6.0 million or 30.4%. Approximately, $5.3 million of the increase was attributable to the Completed Acquisitions. The opening of 11 de novo offices in Austin, Houston, Dallas, and Tennessee accounted for the remaining increase in net patient revenues.

   DENTIST SALARIES AND OTHER PROFESSIONAL COSTS - Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the three months ended June 30, 1999, dentist salaries and other professional costs were $6.9 million, an increase of $2.4 million or 53.1% from the comparable period of 1998. The increase was due primarily to the Completed Acquisitions, staffing of de novo dental centers and increased dentist compensation resulting from higher patient revenues. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased from 23.1% for the three months ended June 30, 1998 to 27.1% for the comparable 1999 period. Most of the increase is attributable to employee related costs that were included in clinical salaries in the 1998 period.

   CLINICAL SALARIES - Clinical salaries increased from $4.4 million for the three months ended June 30, 1998, to $5.4 million for the three months ended June 30, 1999, an increase of $1.0 million or 22.4%. The Completed Acquisitions and de novo dental centers accounted for approximately $1.5 million of the increase in clinical salaries, offset by a decrease in existing centers' clinical salaries of $0.5 million. Expressed as a percentage of net patient revenues, clinical salaries decreased from 22.6% for the three months ended June 30, 1998 to 21.2% for the comparable 1999 period.

   DENTAL SUPPLIES AND LABORATORY FEES - Dental supplies and laboratory fees increased from $2.0 million for the three months ended June 30, 1998 to $2.2 million for the three months ended June 30, 1999, an increase of $0.2 million or 10.7%. The increase is attributable to the Completed Acquisitions and the de novo dental centers. Expressed as a percentage of patient revenues, dental supplies and laboratory fees decreased from 10.0% for the three months ended June 30, 1998 to 8.5% for the comparable 1999 period.

   RENT AND LEASE EXPENSE - Rent and lease expense increased from $1.0 million for the three months ended June 30, 1998, to $1.5 million for the three months ended June 30, 1999, an increase of $0.5 million or 48.9%. The Completed Acquisitions accounted for $250,000 of the increase with the opening of 11 de novo centers Austin, Houston, Dallas, and Tennessee accounting for the balance of the increase. Expressed as a percentage of net patient revenues, rent and lease expense increased from 5.1% for the three months ended June 30, 1998 to 5.8% for the comparable 1999 period.

   ADVERTISING AND MARKETING - Advertising and marketing expense increased from $0.8 million for the three months ended June 30, 1998, to $0.9 million for the three months ended June 30, 1999, an increase of $150,000 or 18.3%. Expressed as a percentage of net patient revenues, advertising and marketing decreased from 4.1% for the three months ended June 30, 1998 to 3.7% for the comparable 1999 period. The lower advertising and marketing expense expressed as a percentage of patient revenues results from favorably leveraging advertising expenditures in existing regions as de novo dental centers are opened.

   DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased from $1.0 million for the three months ended June 30, 1998, to $1.4 million for the three months ended June 30, 1999, an increase of $0.5 million or 46.2%. The increase is attributable primarily to depreciation of fixed assets and amortization of intangible assets acquired in connection with Completed Acquisitions. Expressed as a percentage of net patient revenues, depreciation and amortization increased from 5.0% for the three months ended June 30, 1998 to 5.6% for the comparable 1999 period.

   OTHER OPERATING EXPENSES - Other operating expenses increased from $2.0 million for the three months ended June 30, 1998, to $2.1 million for the three months ended June 30, 1999, an increase of $200,000 or 9.4%. Other operating expenses include certain expenses related to the operation of the Company's dental centers and bad debt expense incurred in financing of patient receivables at the affiliated dental practices. Expressed as a percentage of net patient revenues, other operating expenses decreased from 10.0% for the three months ended June 30, 1998 to 8.4% for the comparable 1999 period, primarily resulting from relatively greater percentage increase in revenues than in other operating expenses.

   GENERAL & ADMINISTRATIVE EXPENSE - General and administrative expenses increased from $2.3 million for the three months ended June 30, 1998, to $2.5 million for the three months ended June 30, 1999, an increase of $240,000, or 10.5%. Expressed as a percentage of net patient revenues, general and administrative expense decreased from 11.4% for the three months ended June 30, 1998 to 9.7% for the 1999 period. This decrease in general and administrative expenses, expressed as a percentage of net patient revenues, is attributable to relatively lower percentage increases in corporate and regional general and administrative expenses compared to the increase in net patient revenues.

   LITIGATION SETTLEMENT - In July 1999, the Company reached a preliminary settlement of a pending lawsuit filed by the former owner of certain dental practice acquired by the Company in 1996. Accordingly, the Company recorded a charge of $1.4 million in the second quarter of 1999 (Note 4).

   INTEREST EXPENSE - Interest expense increased from $0.5 million for the three months ended June 30, 1998 to $1.0 million for three months ended June 30, 1999, an increase of $0.5 million. The increase is attributable higher borrowings under the Company's Credit Agreement, primarily for acquisitions completed during 1998.

   PROVISION FOR INCOME TAXES - The provision for income taxes decreased from $400,000 for the three months ended June 30, 1998, to $100,000 for the three months ended June 30, 1999, a decrease of $300,000, or 82.3%. The decrease is attributable to the decrease in pre-tax earnings as a result of the expense for litigation settlement during the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

   NET PATIENT REVENUE - Net patient revenues of affiliated dental practices increased from $34.2 million for the six months ended June 30, 1998, to $50.8 million for the six months ended June 30, 1999, an increase of $16.6 million or 48.5%. Approximately, $14.7 million of the increase was attributable to the Completed Acquisitions. The opening of 11 de novo offices in Austin, Houston, Dallas, and Tennessee primarily accounted for the remaining increase in net patient revenues.

   DENTIST SALARIES AND OTHER PROFESSIONAL COSTS - Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the six months ended June 30, 1999, dentist salaries and other professional costs were $13.5 million, an increase of $5.3 million or 63.5% from the comparable period of 1998. The increase was due primarily to the Completed Acquisitions, staffing of de novo dental centers and increased dentist compensation resulting from higher patient revenues. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased from 24.2% for the six months ended June 30, 1998 to 26.6% for the comparable 1999 period. Most of the increase is attributable to employee related costs that were included in clinical salaries in the 1998 period.

   CLINICAL SALARIES - Clinical salaries increased from $7.6 million for the six months ended June 30, 1998, to $10.8 million for the six months ended June 30, 1999, an increase of $3.1 million or 41.0%. The Completed Acquisitions and de novo dental centers accounted for approximately $4.0 million of the increase in clinic salaries, offset by a decrease in existing centers' clinic salaries of $0.8 million. Expressed as a percentage of net patient revenues, clinical salaries decreased from 22.3% for the six months ended June 30, 1998 to 21.2% for the comparable 1999 period.

   DENTAL SUPPLIES AND LABORATORY FEES - Dental supplies and laboratory fees increased from $3.3 million for the six months ended June 30, 1998 to $4.5 million for the six months ended June 30, 1999, an increase of $1.2 million or 36.1%. The increase is attributable to the Completed Acquisitions and the de novo dental centers. Expressed as a percentage of patient revenues, dental supplies and laboratory decreased from 9.6% for the six months ended June 30, 1998 to 8.8% for the comparable 1999 period.

   RENT AND LEASE EXPENSE - Rent and lease expense increased from $1.8 million for the six months ended June 30, 1998, to $2.9 million for the six months ended June 30, 1999, an increase of $1.2 million or 67.0%. The Completed Acquisitions accounted for $0.7 million of the increase with the opening of 11 de novo centers in Austin, Houston, Dallas, and Tennessee accounting for the balance of the increase. Expressed as a percentage of net patient revenues, rent and lease expense increased from 5.1% for the six months ended June 30, 1998 to 5.8% for the comparable 1999 period.

   ADVERTISING AND MARKETING - Advertising and marketing expense increased from $1.4 million for the six months ended June 30, 1998, to $1.8 million for the six months ended June 30, 1999, an increase of $0.4 million or 26.3%. Expressed as a percentage of net patient revenues, advertising and marketing decreased from 4.1% for the six months ended June 30, 1998 to 3.5% for the comparable 1999 period. The lower advertising and marketing expense expressed as a percentage of patient revenues results from favorably leveraging advertising expenditures in existing regions as de novo dental centers are opened.

   DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased from $1.6 million for the six months ended June 30, 1998, to $2.9 million for the six months ended June 30, 1999, an increase of $1.2 million or 77.6%. The increase is attributable to depreciation of fixed assets and amortization of intangible assets acquired in connection with Completed Acquisitions. Expressed as a percentage of net patient revenues, depreciation and amortization increased from 4.7% for the six months ended June 30, 1998 to 5.6% for the comparable 1999 period.

   OTHER OPERATING EXPENSES - Other operating expenses increased from $3.3 million for the six months ended June 30, 1998, to $4.4 million for the six months ended June 30, 1999, an increase of $1.0 million or 30.8%. Other operating expenses include certain expenses related to the operation of the Company's dental centers and bad debt expense incurred in financing of patient receivables at the affiliated dental practices. Expressed as a percentage of net patient revenues, other operating expenses decreased from 9.8% for the six months ended June 30, 1998 to 8.6% for the comparable 1999 period, primarily resulting from relatively greater percentage increase in revenues than in other operating expenses.

   GENERAL & ADMINISTRATIVE EXPENSE - General and administrative expenses increased from $4.1 million for the six months ended June 30, 1998, to $4.9 million for the six months ended June 30, 1999, an increase of $0.8 million, or 19.1%. Expressed as a percentage of net patient revenues, general and administrative expense decreased from 12.1% for the six months ended June 30, 1998 to 9.7% for the 1999 period. The decrease in general and administrative expenses, expressed as a percentage of net patient revenues, is attributable to relatively lower percentage increases in corporate and regional general and administrative expenses compared to the increase in net patient revenues.

   LITIGATION SETTLEMENT - In July 1999, the Company reached a preliminary settlement of a pending lawsuit filed by the former owner of certain dental practice acquired by the Company in 1996. Accordingly, the Company recorded a charge of $1.4 million in the second quarter of 1999 (Note 4).

   INTEREST EXPENSE - Interest expense increased from $0.7 million for the six months ended June 30, 1998 to $2.0 million for the six months ended June 30, 1999, an increase of $1.3 million. The increase is attributable higher borrowings under the Company's Credit Agreement, primarily for acquisitions completed during 1998.

   PROVISION FOR INCOME TAXES - The provision for income taxes remained unchanged at $0.7 million for the six months ended June 30, 1998, and for the six months ended June 30, 1999. The effective income tax rate for the six months ended June 30, 1999 was 39.0% compared to 32.5% in the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1999 the Company had net working capital of $10.8 million, representing an increase in working capital of $0.5 million from net working capital of $10.3 million at December 31, 1998. Current assets consisted of cash and cash equivalents of $300,000, billed and unbilled accounts receivable of $18.1 million and prepaid expenses and other current assets, including deferred income taxes, of $5.1 million. These current assets were partially offset by current liabilities of $12.7 million, consisting of $10.4 million in accounts payable and accrued liabilities, $1.8 million in current maturities of long-term debt and $0.5 million of deferred compensation payable to a stockholder.

   For the six months ended June 30, 1998 and 1999, net cash provided by operating activities was $3.0 million and $3.4 million, respectively. In the six months ended June 30, 1998, cash used in investing activities totaled $15.8 million primarily to fund acquisitions and capital expenditures. For the six months ended June 30, 1999, cash used in investing activities was $6.4 million, consisting primarily of $400,000 to fund acquisitions and $6.0 million for capital expenditures primarily for the construction of new dental offices and equipment. For the six months ended June 30, 1998, cash provided by financing activities was $13.8 million representing $15.5 million in advances under the Company's bank credit agreement, offset partially by $1.7 million in repayments of debt and capital lease obligations. For the six months ended June 30, 1999, cash provided by financing activities totaled $2.6 million representing $3.8 million in advances under the Company's bank credit agreement, offset partially by $1.2 million in repayments of long term debt and capital lease obligations.

   During the first six months of 1999, the Company's principal sources of liquidity consisted of cash and cash equivalents, net accounts receivable and borrowing availability under the Company's bank credit facility. The Company maintains a revolving credit agreement with its bank (the "Credit Agreement") which provides for borrowings up to $55.0 million and matures November 2002. Revolving credit advances under the Credit Agreement require quarterly interest payments through December 2000 when principal becomes payable based on a five-year quarterly amortization and a final payment at maturity. Borrowings under the bank credit facility may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon (a) either (i) the bank's base rate or (ii) LIBOR plus (b) a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all of the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the creation or existence of liens and set certain restrictions on acquisitions, mergers, sale of assets and restrict the payment of dividends. At June 30, 1999, approximately $43.2 million was outstanding under the Credit Agreement.

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

   As part of the Company's continuing program to upgrade its information systems in anticipation of future growth, the Company is currently involved in the installation of year 2000 compliant software for its corporate and regional operations. This installation is currently expected to be complete by the third quarter of 1999. The Company presently believes that, with such upgrades, the year 2000 problem will not pose significant operational problems for the Company's computer systems.

   The Company is currently making inquiries of certain of its vendors and banks to determine what impact, if any, their year 2000 compliance exposure might have on the Company's operations. The Company expects to receive assurances that those vendors' systems are or will be year 2000 compliant in a timely manner.

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

   To date, the incremental costs incurred by the Company that relate solely to the year 2000 compliance problem have not been and are not expected to be material. These costs are exclusive of upgrades made to the Company's systems in the ordinary course of business and consist primarily of internal employee time. The Company does not separately track the internal costs incurred for the Year 2000 project, which consists primarily of payroll and related costs associated with employee time. Based upon the Company's current assessments, the costs to complete the Company's year 2000 compliance program will not have a material effect on the Company's financial condition, results of operations or cash flows. All the current and future costs related to the Company's year 2000 compliance program have been and are expected to be funded with cash generated from the Company's operations. As of June 30, 1999, approximate costs incurred for the Year 2000 project are less than $125,000.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's only financial instruments with market risk exposure are revolving credit borrowings under its Credit Agreement which total $43.2 million at June 30, 1999. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $432,000, or $0.04 per share, on an annual basis. The bank credit facility was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from either the prime interest rate or Eurodollar interest rate.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    In July 1999, the Company entered into a preliminary settlement of a lawsuit filed by the former owner of certain dental practices acquired by the Company in August 1996. Accordingly, the Company recorded a one-time charge of $1.4 million in the second quarter of 1999 to reflect the estimated cost of the settlement.

   The litigation settlement is subject to approval by the Company's board of Directors and its primary bank creditor.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company's Annual Meeting of Stockholders was held on May 27, 1999 in Houston, Texas. A total of 5,647,598 shares, 88.0% of total shares authorized to vote of 6,417,206, were voted at the meeting. Security holders voted the following matters on.


1. Election of Directors. The following individuals were elected to serve as directors until the 2000 annual meeting of stockholders:

         ----------------------------------------------------------------------
                                                SHARES       SHARES
                                  SHARES FOR    AGAINST     ABSTAIN   NOT VOTED
                                  ----------   ---------   ---------  ---------
         Jack H. Castle, Jr.       5,635,198       -         12,400    782,008
         Jack H. Castle, D.D.S.    5,635,198       -         12,400    782,008
         Robert J. Cresci          5,631,698       -         15,900    785,508
         G. Kent Kahle             5,635,198       -         12,400    782,008
         Elizabeth A. Tilney       5,635,198       -         12,400    782,008
         Emmett E. Moore           5,635,198       -         12,400    782,008
         John J. Roberts           5,635,198       -         12,400    782,008
         ----------------------------------------------------------------------

      2. To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent certified public accountants for the year ending December 31, 1999. The proposal was approved by the stockholders with a vote of 5,592,823 shares voted for; 54,675 shares voted against, 100 shares abstained, and 769,608 not voted.

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

      CASTLE DENTAL CENTERS, INC.


Date:  August 13, 1999                      By: /s/ JACK H. CASTLE, JR.
                                                -----------------------------
                                                    Jack H. Castle, Jr.
                                                    Chief Executive Officer

Date:  August 13, 1999                      By: /s/ JOHN M. SLACK
                                                -----------------------------
                                                    John M. Slack
                                                    Chief Financial Officer