Form 10-Q
period 1999-09-30
CASTLE DENTAL CENTERS INC
filed 1999-11-15
CIK 1018152

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to __________

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

                Yes     [X]                                 No      [ ]

      The number of shares of Common Stock issued and outstanding, par value, $0.001 per share, as of November 9, 1999 was 6,417,206.

                         CASTLE DENTAL CENTERS, INC.
                                    INDEX

                                                                                 PAGE
                                                                                 ----
PART I.  FINANCIAL INFORMATION

         Item 1.Financial Statements (Unaudited)

         Consolidated Balance Sheets
         December 31, 1998 and September 30, 1999 .............................    3

         Consolidated Statements of Operations
         For the Three Months and Nine Months Ended September 30, 1998 and 1999    4

         Condensed Consolidated Statements of Cash Flows
         For the Nine Months Ended September 30, 1998 and 1999 ................    5


         Notes to Consolidated Financial Statements ...........................    6

         Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations .....................    9

PART II .......................................................................
         Item 1. Legal Proceedings ............................................   16

         Item 2. Changes in Securities and Use of Proceeds ....................   16

         Item 3. Defaults Upon Senior Securities ..............................   16

         Item 4. Submission of Matters to a Vote of Security Holders ..........   16

         Item 5. Other Information ............................................   16

         Item 6. Exhibits and Reports on Form 8-K .............................   16

SIGNATURES ....................................................................   17

PART I:  FINANCIAL INFORMATION

                           CASTLE DENTAL CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          DECEMBER 31,          SEPTEMBER 30,
                                                                                             1998                   1999
                                                                                         --------------        --------------
                                                                                                                 (UNAUDITED)
                                     ASSETS
Current assets:
      Cash and cash equivalents........................................................  $          695        $          286
      Patient receivables, net.........................................................          10,700                17,599
      Unbilled patient receivables, net................................................           3,251                 4,445
      Prepaid expenses and other current assets........................................           2,887                 4,399
      Deferred income taxes............................................................           1,809                 1,809
                                                                                         --------------        --------------
             Total current assets......................................................          19,342                28,538
                                                                                         --------------        --------------

Property and equipment, net............................................................          13,861                20,019
Intangible assets, net.................................................................          65,956                64,528
Other assets...........................................................................             876                   923
                                                                                         --------------        --------------
            Total assets...............................................................  $      100,035        $      114,008
                                                                                         ==============        ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt and capital lease obligations..................  $        1,795        $        1,814
      Accounts payable and accrued liabilities.........................................           6,676                10,251
      Deferred compensation payable, related party.....................................             526                   526
                                                                                         --------------        --------------
             Total current liabilities.................................................           8,997                12,591
                                                                                         --------------        --------------

Long-term debt and capital lease obligations, net of current portion...................          44,411                52,343
Other long-term liabilities, related party.............................................             526                   132
Deferred income taxes..................................................................           5,401                 6,225
Commitments and contingencies
Minority interest......................................................................           4,303                 4,354
Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized;
    6,417,206 shares issued and outstanding............................................               6                     6
  Additional paid-in capital...........................................................          42,516                42,516
  Accumulated deficit..................................................................          (6,125)               (4,159)
                                                                                         --------------        --------------
            Total stockholders' equity.................................................          36,397                38,363
                                                                                         --------------        --------------
Total liabilities and stockholders' equity.............................................  $      100,035        $      114,008
                                                                                         ==============        ==============

    The accompanying notes are an integral part of the consolidated financial statements.

                           CASTLE DENTAL CENTERS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)

                                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                           SEPTEMBER 30,
                                                             --------------      ---------------     --------------     ------------
                                                                  1998                 1999                1998              1999
                                                             --------------      ---------------     --------------     ------------
Net patient revenues.....................................    $       20,175      $       26,092      $       54,395     $     76,920

Expenses:
      Dentist salaries and other professional costs......             5,162               6,842              13,447           20,387
      Clinical salaries..................................             4,392               5,323              12,030           16,096
      Dental supplies and laboratory fees................             2,013               2,341               5,279            6,820
      Rental and lease expense...........................             1,106               1,598               2,861            4,528
      Advertising and marketing..........................               580               1,138               1,974            2,899
      Depreciation and amortization......................             1,025               1,440               2,632            4,295
      Other operating expenses...........................             1,938               1,895               5,196            6,265
      General and administrative.........................             1,986               2,890               6,215            7,801
                                                             --------------      ---------------     --------------     ------------
            Total expenses...............................            18,202             23,467              49,634           69,091
                                                             --------------     ---------------     --------------     -------------

Operating income ........................................             1,973               2,625              4,761             7,829

Litigation settlement....................................                --                     --              --             1,366
Interest expense.........................................               560               1,140              1,178             3,155
Other expense (income), net..............................               (82)                 38                (51)               41
                                                             ---------------    ---------------     ---------------    -------------
Income before income taxes...............................             1,495               1,447              3,634             3,267
Provision for income taxes...............................               474                 591              1,170             1,301
                                                             --------------     ---------------     --------------     -------------
Net income  ............................................     $        1,021     $           856     $        2,464     $       1,966
                                                             ==============     ===============     =============      =============

Income per common share:
     Basic and diluted:
            Net income...................................    $         0.15     $        0. 13      $        0.38      $       0. 29
                                                             ==============     ===============     =============      =============

Weighted average number of common and
  Common equivalent shares outstanding
      Basic ...........................................               6,698               6,825              6,535             6,825
                                                             ==============     ===============     ==============     =============
      Diluted............................................             6,718               6,825              6,544            6,858
                                                             ==============     ===============     ==============     =============

    The accompanying notes are an integral part of the consolidated financial statements.

                           CASTLE DENTAL CENTERS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                             --------------------------------------
                                                                                                    1998                 1999
                                                                                             -----------------     ----------------
Net cash provided by operating activities...............................................     $           3,711     $            357
Investing activities:
      Capital expenditures..............................................................                (4,450)              (8,352)
      Acquisition of affiliated practices, net of cash acquired.........................               (17,219)                (365)
                                                                                             -----------------     ----------------
Net cash used by investing activities...................................................               (21,669)              (8,717)
                                                                                             -----------------     ----------------
Financing activities:
      Payments of long-term debt and capital lease obligations..........................                (2,577)              (1,249)
      Proceeds from debt................................................................                18,941                9,200
                                                                                             -----------------     ----------------
Net cash provided by financing activities...............................................                16,364                7,951
                                                                                             -----------------     ----------------
            Net change in cash and cash equivalents.....................................                (1,594)                (409)
Cash and cash equivalents, beginning of period..........................................                 2,908                  695
                                                                                             -----------------     ----------------
Cash and cash equivalents, end of period................................................     $           1,314     $            286
                                                                                             =================     ================

Supplemental Cash Flow Information:
      Supplemental disclosure of non-cash investing
      and financing activities:
            Issuance of note payable for purchase of
             property and equipment.....................................................     $           276      $             --


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

   The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements ("Management Services Agreements") with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, in its sole discretion and at any time, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost ("nominee arrangements"). At September 30, 1999, all of the affiliated dental practices were wholly-owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five to forty years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except professional corporations located in California, is generally comprised of three components:
(i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of patient revenues; and, (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated practice and (ii) a management fee in an amount ranging from 15.0% to 30.0% of net patient revenues. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

   The accompanying unaudited consolidated financial statements as of September 30, 1999 and for the three and nine months ended September 30, 1998 and 1999 include the accounts of the Company and its majority owned management company subsidiaries and the affiliated dental practices. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the Company's annual financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission, and should be read in conjunction therewith. In management's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

2. EARNINGS PER SHARE:

   Basic earnings per share for all periods presented equals net income divided by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflects the effect of dilutive stock options and warrants.

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

   The Company maintains a revolving credit agreement with its bank (the "Credit Agreement") which provides for borrowings up to $55.0 million and matures November 2002. Revolving credit advances under the Credit Agreement require quarterly interest payments through December 2000 when principal becomes payable based on a five-year quarterly amortization and a final payment at maturity. Borrowings under the bank credit facility may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon (a) either (i) the bank's base rate or (ii) LIBOR plus (b) a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all of the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the creation or existence of liens and set certain restrictions on acquisitions, mergers, sale of assets and restrict the payment of dividends. At September 30, 1999, approximately $48.6 million was outstanding under the Credit Agreement.

4.  COMMITMENTS AND CONTINGENCIES

    In August 1999, the Company settled a lawsuit filed by the former owner of certain dental practices acquired by the Company in August 1996. In connection therewith, the Company recorded a one-time charge of $1.4 million in the second quarter of 1999 to reflect the cost of the settlement.

    In December 1998, a dentist with whom the Company had entered into an agreement to acquire his dental practice filed a demand for arbitration alleging that the Company is liable for damages resulting from the failure to complete the transaction. The transaction was not completed because at least one of the conditions required for closing was not met. The dentist is claiming damages equal to the difference between the purchase price of $6.5 million provided for in the agreement and the fair market value of the practice. The Company believes that the asserted claims are without merit and that it is not liable for damages resulting from these allegations.

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

5. SEGMENT INFORMATION

   The following table sets forth the financial information with respect to the Company and its reportable segments:

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                     --------------------    --------------------
                                                       1998        1999        1998        1999
                                                     --------    --------    --------    --------
                                                                     (in thousands)
Net patient revenues:
     Texas                                           $ 12,174    $ 17,617    $ 34,656    $ 50,942
     Florida                                            3,249       3,112       8,757       9,465
     Tennessee                                          2,160       2,706       5,780       7,574
     California                                         2,592       2,657       5,202       8,939
                                                     --------    --------    --------    --------
Total net patient revenues                           $ 20,175    $ 26,092    $ 54,395    $ 76,920
                                                     ========    ========    ========    ========

Operating income:
     Texas                                           $  1,610    $  3,088    $  4,317    $  8,273
     Florida                                              344         203       1,148         551
     Tennessee                                            219         328         276         812
     California                                           480         193       1,043       1,430
     Corporate, general and administrative
       expenses ..............................           (680)     (1,187)     (2,023)     (3,237)
                                                     --------    --------    --------    --------
          Total operating income .............          1,973       2,625       4,761       7,829

Interest expense .............................            560       1,140       1,178       3,155
Other (income) expense .......................            (82)         38         (51)         41
Litigation settlement ........................           --          --          --         1,366
                                                     --------    --------    --------    --------
          Income before income taxes .........       $  1,495    $  1,447    $  3,634    $  3,267
                                                     ========    ========    ========    ========

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


OVERVIEW

   The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, California and Tennessee. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At September 30, 1999 the Company managed 101 dental centers with approximately 251 affiliated dentists, orthodontists and specialists.

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

                                                               FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                                             --------------------------------        -------------------------------
                                                                1998                 1999                1998              1999
                                                             ------------        ------------        ------------       ------------
Net patient revenues.....................................          100.0%              100.0%              100.0%             100.0%

Expenses:
      Dentist salaries and other professional costs......           25.6%               26.2%               24.7%              26.5%
      Clinical salaries..................................           21.8%               20.4%               22.1%              20.9%
      Dental supplies and laboratory fees................           10.0%                8.9%                9.7%               8.9%
      Rental and lease expense...........................            5.4%                6.1%                5.3%               5.9%
Advertising and marketing................................            2.9%                4.4%                3.6%               3.8%
      Depreciation and amortization......................            5.1%                5.5%                4.8%               5.6%
      Other operating expenses...........................            9.6%                7.3%                9.6%               8.1%
      General and administrative.........................            9.8%               11.1%               11.4%              10.1%
                                                             ------------        ------------        ------------       ------------
            Total expenses...............................           90.2%               89.9%               91.2%              89.8%
                                                             ------------        ------------        ------------       ------------
            Operating income.............................            9.8%               10.1%                8.8%              10.2%

Litigation settlement....................................              -%                  -%                  -%               1.8%
Interest expense.........................................            2.8%                4.4%                2.2%               4.1%
Other income, net........................................           (0.4%)               0.2%               (0.1%)              0.1%
                                                             -------------       ------------        -------------      ------------
Income before income taxes...............................            7.4%                5.5%                6.7%               4.2%
Provision for income taxes...............................            2.3%                2.2%                2.2%               1.6%
                                                             ------------        ------------        ------------       ------------
Net income...............................................            5.1%                3.3%                4.5%               2.6%
                                                             ============        ============        ============       ============

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

   NET PATIENT REVENUE - Net patient revenues of affiliated dental practices increased from $20.2 million to $26.1 million, an increase of $5.9 million or 29.3%. Approximately $4.2 million of the increase was attributable to the Completed Acquisitions. The opening of 22 de novo offices in Austin, Houston, Dallas, and Tennessee accounted for the remaining increase in net patient revenues.

   DENTIST SALARIES AND OTHER PROFESSIONAL COSTS - Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the three months ended September 30, 1999, dentist salaries and other professional costs were $6.8 million, an increase of $1.7 million or 32.5% from the comparable period of 1998. The increase was due primarily to the Completed Acquisitions, staffing of de novo dental centers and increased dentist compensation resulting from higher patient revenues. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased from 25.6% for the three months ended September 30, 1998 to 26.2% for the comparable 1999 period.

   CLINICAL SALARIES - Clinical salaries increased from $4.4 million for the three months ended September 30, 1998, to $5.3 million for the three months ended September 30, 1999, an increase of $900,000 or 21.2%. The Completed Acquisitions and de novo dental centers accounted for the increase. Expressed as a percentage of net patient revenues, clinical salaries decreased from 21.8% for the three months ended September 30, 1998 to 20.4% for the comparable 1999 period.

   DENTAL SUPPLIES AND LABORATORY FEES - Dental supplies and laboratory fees increased from $2.0 million for the three months ended September 30, 1998 to $2.3 million for the three months ended September 30, 1999, an increase of $300,000 or 16.3%. The increase is attributable to the Completed Acquisitions and the de novo dental centers. Expressed as a percentage of patient revenues, dental supplies and laboratory fees decreased from 10.0% for the three months ended September 30, 1998 to 8.9% for the comparable 1999 period.

   RENT AND LEASE EXPENSE - Rent and lease expense increased from $1.1 million for the three months ended September 30, 1998, to $1.6 million for the three months ended September 30, 1999, an increase of $500,000 or 44.5%. The Completed Acquisitions along with the opening of de novo centers in Austin, Houston, Dallas, and Tennessee accounted for the increase. Expressed as a percentage of net patient revenues, rent and lease expense increased from 5.4% for the three months ended September 30, 1998 to 6.1% for the comparable 1999 period.

   ADVERTISING AND MARKETING - Advertising and marketing expense increased from $580,000 for the three months ended September 30, 1998, to $1.1 million for the three months ended September 30, 1999, an increase of $560,000 or 96.2%. Expressed as a percentage of net patient revenues, advertising and marketing increased from 2.9% for the three months ended September 30, 1998 to 4.4% for the comparable 1999 period. The increased advertising and marketing expense results from increased television advertising in certain existing markets, the Completed Acquisitions and advertising associated with the opening of de novo centers.

   DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased from $1.0 million for the three months ended September 30, 1998, to $1.4 million for the three months ended September 30, 1999, an increase of $400,000 or 40.5%. The increase is attributable primarily to depreciation of fixed assets and amortization of intangible assets acquired in connection with Completed Acquisitions and depreciation of fixed assets associated with the opening of de novo centers. Expressed as a percentage of net patient revenues, depreciation and amortization increased from 5.1% for the three months ended September 30, 1998 to 5.5% for the comparable 1999 period.

   OTHER OPERATING EXPENSES - Other operating expenses were $1.9 million for the three months ended September 30, 1999, relatively unchanged from the comparable period of 1998. Other operating expenses include certain expenses related to the operation of the Company's dental centers and bad debt expense incurred in financing of patient receivables at the affiliated dental practices. Expressed as a percentage of net patient revenues, other operating expenses decreased from 9.6% for the three months ended September 30, 1998 to 7.3% for the comparable 1999 period. Higher operating expenses associated with additional centers acquired in the Completed Acquisitions and new de novo centers were offset by a reduction in bad debt expense.

   GENERAL & ADMINISTRATIVE EXPENSE - General and administrative expenses increased from $2.0 million for the three months ended September 30, 1998, to $2.9 million for the three months ended September 30, 1999, an increase of $900,000, or 45.5%. Expressed as a percentage of net patient revenues, general and administrative expense increased from 9.8% for the three months ended September 30, 1998 to 11.1% for the 1999 period. This increase in general and administrative expenses is attributable to the centralization of certain administrative functions from the regions to corporate, increased professional fees and increased support in management information services.

   INTEREST EXPENSE - Interest expense increased from $560,000 for the three months ended September 30, 1998 to $1.1 million for three months ended September 30, 1999, an increase of $580,000. The increase is attributable to higher borrowings under the Company's Credit Agreement, primarily for acquisitions completed during 1998 and working capital.

   PROVISION FOR INCOME TAXES - The provision for income taxes increased from $470,000 for the three months ended September 30, 1998, to $590,000 for the three months ended September 30, 1999, an increase of $120,000, or 24.7%. The estimated effective income tax rate of 31.7% for the three months ended September 30, 1998 was lower than the statutory tax rate due to adjustments in the Company's net operating loss carryforwards that were realized in 1998. The estimated effective income tax rate for the three months ended September 30, 1999 was 40.8% resulting from non-deductible expenses associated with a litigation settlement reached in August 1999 (Note 4).

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

   NET PATIENT REVENUE - Net patient revenues of affiliated dental practices increased from $54.4 million for the nine months ended September 30, 1998, to $76.9 million for the nine months ended September 30, 1999, an increase of $22.5 million or 41.4%. Approximately $18.9 million of the increase was attributable to the Completed Acquisitions. The opening of 22 de novo offices in Austin, Houston, Dallas, and Tennessee primarily accounted for the remaining increase in net patient revenues.

   DENTIST SALARIES AND OTHER PROFESSIONAL COSTS - Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the nine months ended September 30, 1999, dentist salaries and other professional costs were $20.4 million, an increase of $6.9 million or 51.6% from the comparable period of 1998. The increase was due primarily to the Completed Acquisitions, staffing of de novo dental centers and increased dentist compensation resulting from higher patient revenues. Expressed as a percentage of net patient revenue, dentist salaries and other professional costs increased from 24.7% for the nine months ended September 30, 1998 to 26.5% for the comparable 1999 period.

   CLINICAL SALARIES - Clinical salaries increased from $12.0 million for the nine months ended September 30, 1998, to $16.1 million for the nine months ended September 30, 1999, an increase of $4.1 million or 33.8%. The Completed Acquisitions and de novo dental centers accounted for the increase in clinical salaries. Expressed as a percentage of net patient revenues, clinical salaries decreased from 22.1% for the nine months ended September 30, 1998 to 20.9% for the comparable 1999 period.

   DENTAL SUPPLIES AND LABORATORY FEES - Dental supplies and laboratory fees increased from $5.3 million for the nine months ended September 30, 1998 to $6.8 million for the nine months ended September 30, 1999, an increase of $1.5 million or 29.2%. The increase is attributable to the Completed Acquisitions and the de novo dental centers. Expressed as a percentage of patient revenues, dental supplies and laboratory decreased from 9.7% for the nine months ended September 30, 1998 to 8.9% for the comparable 1999 period.

   RENT AND LEASE EXPENSE - Rent and lease expense increased from $2.9 million for the nine months ended September 30, 1998, to $4.5 million for the nine months ended September 30, 1999, an increase of $1.7 million or 58.3%. The Completed Acquisitions accounted for $700,000 of the increase with the opening of 22 de novo centers in Austin, Houston, Dallas, and Tennessee accounting for the balance of the increase. Expressed as a percentage of net patient revenues, rent and lease expense increased from 5.3% for the nine months ended September 30, 1998 to 5.9% for the comparable 1999 period.

   ADVERTISING AND MARKETING - Advertising and marketing expense increased from $2.0 million for the nine months ended September 30, 1998, to $2.9 million for the nine months ended September 30, 1999, an increase of $900,000 or 46.9%. Expressed as a percentage of net patient revenues, advertising and marketing increased from 3.6% for the nine months ended September 30, 1998 to 3.8% for the comparable 1999 period. The increase in advertising and marketing expense results from increased television advertising in certain existing markets, the Completed Acquisitions and advertising associated with the opening of de novo centers.

   DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased from $2.6 million for the nine months ended September 30, 1998, to $4.3 million for the nine months ended September 30, 1999, an increase of $1.7 million or 63.2%. The increase is attributable to depreciation of fixed assets and amortization of intangible assets acquired in connection with Completed Acquisitions and depreciation of fixed assets associated with the opening of de novo centers. Expressed as a percentage of net patient revenues, depreciation and amortization increased from 4.8% for the nine months ended September 30, 1998 to 5.6% for the comparable 1999 period.

   OTHER OPERATING EXPENSES - Other operating expenses increased from $5.2 million for the nine months ended September 30, 1998, to $6.3 million for the nine months ended September 30, 1999, an increase of $1.1 million or 20.6%. Other operating expenses include certain expenses related to the operation of the Company's dental centers and bad debt expense incurred in financing of patient receivables at the affiliated dental practices. Expressed as a percentage of net patient revenues, other operating expenses decreased from 9.6% for the nine months ended

September 30, 1998 to 8.1% for the comparable 1999 period. Increased operating expenses associated with additional centers acquired in Completed Acquisitions and new de novo centers were offset partially by a decrease in bad debt expense.

   GENERAL & ADMINISTRATIVE EXPENSE - General and administrative expenses increased from $6.2 million for the nine months ended September 30, 1998, to $7.8 million for the nine months ended September 30, 1999, an increase of $1.6 million, or 25.5%. Expressed as a percentage of net patient revenues, general and administrative expense decreased from 11.4% for the nine months ended September 30, 1998 to 10.1% for the 1999 period. The decrease in general and administrative expenses, expressed as a percentage of net patient revenues, is attributable to relatively lower percentage increases in corporate and regional general and administrative expenses compared to the increase in net patient revenues.

   LITIGATION SETTLEMENT - In August 1999, the Company reached a settlement of a lawsuit filed by the former owner of certain dental practices acquired by the Company in 1996. In connection therewith, the Company recorded a charge of $1.4 million in the second quarter of 1999 (Note 4).

   INTEREST EXPENSE - Interest expense increased from $1.2 million for the nine months ended September 30, 1998 to $3.2 million for the nine months ended September 30, 1999, an increase of $2.0 million. The increase is attributable to higher borrowings under the Company's Credit Agreement, primarily for acquisitions completed during 1998 and working capital.

   PROVISION FOR INCOME TAXES - The provision for income taxes increased from $1.2 million for the nine months ended September 30, 1998, to 1.3 million for the nine months ended September 30, 1999. The estimated effective income tax rate of 32.2% for the nine months ended September 30, 1998 was lower than the statutory tax rate due to adjustments in the Company's net operating loss carryforwards realized in 1998. The estimated effective income tax rate for the nine months ended September 30, 1999 was 39.8% resulting from non-deductible expenses associated with a litigation settlement reached in August 1999 (Note
4).

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1999 the Company had net working capital of $15.9 million, representing an increase in working capital of $5.6 million from net working capital of $10.3 million at December 31, 1998. Current assets consisted of cash and cash equivalents of $286,000, billed and unbilled accounts receivable of $22.0 million and prepaid expenses and other current assets, including deferred income taxes, of $6.2 million. These current assets were partially offset by current liabilities of $12.6 million, consisting of $10.3 million in accounts payable and accrued liabilities, $1.8 million in current maturities of long-term debt and $0.5 million of deferred compensation payable to a stockholder.

   For the nine months ended September 30, 1998 and 1999, net cash provided by operating activities was $3.7 million and $357,000, respectively. In the nine months ended September 30, 1998, cash used in investing activities totaled $21.7 million primarily to fund acquisitions and capital expenditures. For the nine months ended September 30, 1999, cash used in investing activities was $8.7 million, consisting primarily of $365,000 to fund acquisitions and $8.4 million for capital expenditures primarily for the construction of new dental offices and equipment. For the nine months ended September 30, 1998, cash provided by financing activities was $16.4 million representing $18.9 million in advances under the Company's bank credit agreement, offset partially by $2.6 million in repayments of debt and capital lease obligations. For the nine months ended September 30, 1999, cash provided by financing activities totaled $8.0 million representing $9.2 million in advances under the Company's bank credit agreement, offset partially by $1.2 million in repayments of long term debt and capital lease obligations.

   During the first nine months of 1999, the Company's principal sources of liquidity consisted of cash and cash equivalents, net accounts receivable and borrowing availability under the Company's bank credit facility. The Company maintains a revolving credit agreement with its bank (the "Credit Agreement") which provides for borrowings up to $55.0 million and matures November 2002. Revolving credit advances under the Credit Agreement require quarterly interest payments through December 2000 when principal becomes payable based on a five-year quarterly amortization and a final payment at maturity. Borrowings under the bank credit facility may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon (a) either (i) the bank's base rate or (ii) LIBOR plus (b) a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all of the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the creation or existence of liens and set certain restrictions on acquisitions, mergers, sale of assets and restrict the payment of dividends. At September 30, 1999, approximately $48.6 million was outstanding under the Credit Agreement.

   Management believes that cash flow from operations and borrowings available under the Credit Agreement may not be sufficient to meet its anticipated capital expenditures and working capital requirements. Accordingly, the Company is planning to raise up to $20 million in subordinated debt financing in order to provide additional capital resources to meet currently planned levels of capital expenditures and working capital requirements. The Company also plans to renegotiate the terms of the Credit Agreement consistent with the terms of the subordinated debt financing. There can be no assurance that the Company will be able to obtain the required financing. The availability of these capital sources will depend on prevailing market conditions and interest rates and the financial condition of the Company. If the company is not able to raise additional financing, it may be required to curtail its expansion plans and limit future capital expenditures.

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

   During 1999, as part of the Company's continuing program to upgrade its information systems in anticipation of future growth, the Company upgraded its software to year 2000 compliant software for its corporate and regional operations. The Company presently believes that, with such upgrades, the year 2000 problem will not pose significant operational problems for the Company's computer systems.

   The Company is currently making inquiries of certain of its vendors and banks to determine what impact, if any, their year 2000 compliance exposure might have on the Company's operations. The Company expects to receive assurances that those vendors' systems are or will be year 2000 compliant in a timely manner.

   The failure to correct a material year 2000 problem could possibly result in an interruption in or failure of, certain normal business activities or operations. Such failure can materially and adversely affect the Company's financial position, results of operations and cash flows. Due to the general uncertainty inherent in the year 2000 problem, including uncertainty regarding the year 2000 readiness of third party suppliers and potential future acquisitions, the Company is unable to determine at this time whether the consequences of any possible year 2000 failures will have a material impact on the Company's financial position, results of operations and cash flows. The Company believes that, with the completion of its computer system upgrades, the possibly of any material interruption to normal operations should be significantly reduced.

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

   To date, the incremental costs incurred by the Company that relate solely to the year 2000 compliance problem have not been and are not expected to be material. These costs are exclusive of upgrades made to the Company's systems in the ordinary course of business and consist primarily of internal employee time. The Company does not separately track the internal costs incurred for the Year 2000 project, which consists primarily of payroll and related costs associated with employee time. Based upon the Company's current assessments, the costs to complete the Company's year 2000 compliance program will not have a material effect on the Company's financial condition, results of operations or cash flows. All the current and future costs related to the Company's year 2000 compliance program have been and are expected to be funded with cash generated from the Company's operations. As of September 30, 1999, approximate costs incurred for the Year 2000 project are less than $125,000.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's only financial instruments with market risk exposure are revolving credit borrowings under its Credit Agreement which total $48.6 million at September 30, 1999. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $486,000, or $0.04 per share, on an annual basis. The bank credit facility was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from either the prime interest rate or Eurodollar interest rate.

PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

    In August 1999, the Company settled a lawsuit filed by the former owner of certain dental practices acquired by the Company in August 1996. In connection therewith, the Company recorded a one-time charge of $1.4 million in the second quarter of 1999 to reflect the cost of the settlement.

    In December 1998, a dentist with whom the Company had entered into an agreement to acquire his dental practice filed a demand for arbitration alleging that the Company is liable for damages resulting from the failure to complete the transaction. The transaction was not completed because at least one of the conditions required for closing was not met. The dentist is claiming damages equal to the difference between the purchase price of $6.5 million provided for in the agreement and the fair market value of the practice. The Company believes that the asserted claims are without merit and that it is not liable for damages resulting from these allegations.

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

           Not applicable.

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

           CASTLE DENTAL CENTERS, INC.


Date:  November 15, 1999                         By:   JACK H. CASTLE, JR.
                                                       Jack H. Castle, Jr.
                                                       Chief Executive Officer

Date:  November 15, 1999                         By:   JOHN M. SLACK
                                                       John M. Slack
                                                       Chief Financial Officer