Form 10-K405
period 1999-12-31
CASTLE DENTAL CENTERS INC
filed 2000-05-22
CIK 1018152

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     -------------------------------------


                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No. [ ]

      Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ( 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of May 16, 2000, there were 6,417,206 shares of Castle Dental Centers, Inc. Common Stock, $.001 par value, issued and outstanding, of which 3,293,363, having an aggregate market value of approximately $8.2 million, were held by non-affiliates of the registrant.

================================================================================

                                TABLE OF CONTENTS
                                                                     PAGE
Item  1. Business....................................................  1
         The Company ................................................  1
         The Dental Industry.........................................  2
         Business Strategy ..........................................  3
         Dental Network Development..................................  3
         Management Services Agreement...............................  5
         Dentist Employment Agreements...............................  5
         Services....................................................  6
         Operations..................................................  6
         Sales and Marketing ........................................  7
         Managed Care Contracts......................................  8
         Competition.................................................  8
         Management Information Systems..............................  9
         Regulation..................................................  9
         Employees................................................... 11
         Corporate Liability and Insurance........................... 11
Item  2. Properties.................................................. 11
Item  3. Legal Proceedings........................................... 12
Item  4. Submission of Matters to a Vote of Security Holders......... 12
Item  5. Market for Registrant's Common Equity and Related
           Stockholder Matters....................................... 13
         Recent Sales of Unregistered Securities..................... 13
Item  6. Selected Financial Data..................................... 15
Item  7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................... 16
         Introduction................................................ 16
         Components of Revenues and Expenses......................... 17
         Results of Operations....................................... 17
         Liquidity and Capital Resources............................. 21
         Year 2000................................................... 23
         Inflation................................................... 23
Item  7A.Quantitative And Qualitative Disclosures About Market Risk.. 23
Item  8. Financial Statements and Supplementary Data................. 24
Item  9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure....................... 24
Item  10. Directors and Executive Officers of the Registrant......... 25
Item  11. Executive Compensation..................................... 27
Item  12. Security Ownership of Certain Beneficial Owners
            and Management........................................... 29
Item  13. Certain Relationships and Related Transactions............. 31
Item  14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K.............................................. 33

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

ITEM 1.  BUSINESS

THE COMPANY

   The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in the United States. The Company currently conducts operations in the states of Texas, Florida, Tennessee and California. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks by entering into management services agreements with affiliated dental practices to provide, on an exclusive basis, management and administrative services to affiliated dental practices. The Company's strategy is to provide high-quality care in selected markets with a view to achieving broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. As of December 31, 1999, the Company provided management services to 102 dental centers with approximately 250 affiliated dentists, orthodontists and other dental specialists.

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

   The Company believes that the provision of a full range of dental services through an integrated network is attractive to managed care payers and intends to continue to pursue managed care contracts. The Company negotiates capitated managed care contracts on behalf of its affiliated dental practices, which maintained an aggregate of 70 capitated managed care contracts covering approximately 110,000 members at December 31, 1999. The Company believes that the continued development of its networks will assist it in negotiating national and regional capitated arrangements with managed care payors on behalf of the affiliated practices.

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

   Since the end of 1996, the Company has expanded to a total of 25 dental centers in Houston through the development of nine DE NOVO dental centers and the March 1998 acquisition of six dental centers owned by Dental World, Inc. In May 1996, the Company acquired the assets of and entered into long-term management services agreements with 1st Dental Care, a dental practice with 11 locations in the Tampa/Clearwater, Florida area, and Mid-South Dental Centers, a dental practice with six dental centers in various locations in Tennessee. In August 1996, the Company increased its dental practices under management in Texas by acquiring the assets of Horizon Dental Centers, a dental practice with four dental centers in Fort Worth, Texas and four dental centers in Austin, Texas. In September 1997, the Company acquired SW Dental Associates, LC, a dental practice with four dental centers in the Austin, Texas metropolitan area. In December 1997, the Company acquired substantially all the assets of two individual practices in Ft. Worth, Texas and Nashville,

Tennessee. In March 1998, the Company expanded into the southern California market through the acquisition of an 80% interest in ("Castle West") a company formed to acquire Dental Consulting Services LLC, a dental management company affiliated with five dental centers in the Los Angeles area. Subsequent to March 1998, Castle West acquired three additional dental practices with four dental offices in the Los Angeles area increasing the number of dental centers managed by the Company to nine in that market. In July 1998, the Company acquired a dental management company and five related dental practices in Florida. In December 1998, the Company completed the acquisition of the assets of Dental Centers of America and its affiliated dental practices. Dental Centers of America operated 16 dental centers in San Antonio, Austin, Waco and the Dallas/Fort Worth metroplex. (All of the acquisitions are collectively referred to as the "Completed Acquisitions").

THE DENTAL INDUSTRY

   Dental care services in the United States are generally delivered through a fragmented system of local providers, primarily sole practitioners, or small groups of dentists, orthodontists or other dental specialists, practicing at a single location with a limited number of professional assistants and business office personnel. According to the American Dental Association 1996 Survey of Dental Practice ("ADA Survey"), there were approximately 152,000 actively practicing dental professionals in the U.S., of which approximately 8,900 were practicing orthodontists. Nearly 88% of the nation's private practitioners work either as sole practitioners or in a practice with one other dentist. The balance of these dentists practice in about 4700 groups of three or more dentists. However, dental, orthodontic and other specialty practices have followed the trend of the health care industry generally and are increasingly forming larger group practices.

   The annual aggregate domestic market for dental services was estimated by the Health Care Financing Administration, Health Care Financing Review (1999) to be approximately $53.8 billion for 1998, representing approximately 4.7% of total health care expenditures in the United States, and is projected to reach $93.1 billion by 2008. Within the total market for dental services in the United States, there are, in addition to general dentistry, a number of specialties, including orthodontics (the straightening of teeth and remedy of occlusion), periodontics (gum care), endodontics (root canal therapy), oral surgery (tooth extraction) and pedodontics (care of children's teeth). The dental services market has grown at a compound annual growth rate of approximately 8.0% from 1980 to 1998, and is projected to grow at a compound annual growth rate of approximately 6.0% through the year 2008. In contrast to other health care expenditures, dental services are primarily paid for by the patient. According to the U.S. Department of Health and Human Services, in 1998, consumer out-of-pocket expenditures accounted for 48% of the payment for dental services, compared to 16% for other medical services.

   Management believes that the growth in the dental industry has largely been driven by four factors: (i) an increase in the availability and types of dental insurance; (ii) an increasing demand for dental services from an aging population; (iii) the evolution of technology which makes dental care less traumatic; and (iv) an increased focus on preventive and cosmetic dentistry.

   Concerns over the accelerating cost of health care have resulted in the increasing importance of managed care in the dental industry. Managed care typically involves a third party (frequently the payer) assuming responsibility for ensuring that health care is provided in a high quality, cost-effective manner. According to industry sources, approximately 18% of the estimated 147 million people covered by dental benefits in 1997 were enrolled in managed care programs. Enrollment in managed dental care plans, according to the National Association of Dental Plans, is estimated to have grown from 7.8 million patients in 1990 to 22.8 million patients in 1995.

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

      DEVELOP COMPREHENSIVE DENTAL NETWORKS IN TARGET MARKETS. The Company intends to build its networks through DE NOVO development of additional practices within target markets. The Company seeks to consolidate and integrate its affiliated practices to establish regional dental care networks. The Company believes this network system will enable it to reduce the operating costs of its affiliated practices by centralizing certain functions such as telemarketing and advertising, billing and collections, payroll and accounting and by negotiating regional and national contracts for supplies, equipment, services and insurance. Once practice affiliations are established in a market, the Company seeks to assist the affiliated practices in expanding their range of services to make available specialty dental services not previously offered.

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

DENTAL NETWORK DEVELOPMENT

   The Company seeks to build its dental networks through the DE NOVO development of dental practices in retail environments. Prior to 1999, the Company has expanded into new markets through the acquisition of multi-location group dental practices. Once the market entry acquisition has been made, the Company has expanded within its target markets primarily through the DE NOVO development of new dental centers. In 1999, the Company entered the Corpus Christi, Texas market by opening two DE NOVO centers. During 1999, the Company expanded solely through the development of DE NOVO centers and did not complete any acquisitions of dental practices.

DE NOVO DEVELOPMENT

   The Company opened 20 newly developed dental centers in 1999; three in Houston, two in Austin, three in Dallas/Fort Worth, four in San Antonio, two in Corpus Christi, Texas and four in Nashville, Tennessee. All of the new centers were located in leased facilities in neighborhood retail shopping centers areas. The two DE NOVO centers opened in Corpus Christi, Texas represent the Company's first venture into a new market other than by acquisition of existing dental centers. Development of each DE NOVO dental center costs approximately $300,000 in leasehold improvements, signage, and dental and office equipment, depending primarily on the size of the dental facility. All new dental centers in the Company's existing markets utilize the Castle Dental Centers name and logo.

   At December 31, 1999, the Company had four DE NOVO dental centers under various stages of development in Dallas, Nashville and Florida. The Company also had two centers under development for the purpose of relocating existing centers in the Houston area. The Company is expanding its development of DE novo dental centers in existing markets because management believes that opening of new dental centers that conform to the Company's operating model is more effective in creating brand awareness and increasing market share in existing markets than acquiring dental practices that have different operating characteristics.

ACQUISITION CRITERIA

   The Company's acquisition strategy has been to identify successful dental management companies and dental practices in its target markets, acquire certain assets of the identified practices, enter into long-term management services agreements, and utilize these core practices as a base from which to expand within the target markets. Prior to entering any market, the Company considers such factors as population, demographics, market potential, competitive environment, supply of available dentists, dental regulatory environment, patient-provider ratios, advertising costs and the economic condition of the local market. Core acquisition candidates are successful group dental practices that the Company believes are leaders in their regional markets. In considering acquisitions, the Company evaluates qualitative issues such as the dental professionals' qualifications, experience and reputation in the local marketplace and their operating histories, as well as the ability to demonstrate potential for revenue growth and continued profitability.

   The contractual arrangements pursuant to which the Completed Acquisitions were made include representations and warranties from the sellers regarding the assets or stock being acquired, and management services agreements with the affiliated practices containing non-competition provisions with the former owners of such practices. Additionally, the Company typically has entered into option agreements with the owners of its affiliated dental practices that entitles the Company to select successor owners of the affiliated dental practice. In some acquisitions, the Company has acquired the assets or stock of the practice management company and either entered into new management services agreements with the affiliated dental practices or assigned the dentist employment agreements and other contractual obligations to an affiliated dental practice with which the Company has an existing management services agreement.

AFFILIATION AND INTEGRATION OF DENTAL CENTERS

   In acquiring dental practice management companies and affiliating with dental practices, the Company typically: (i) acquires certain assets of the practice, and, in certain situations, laboratory or other ancillary facilities that are either owned by or affiliated with such practice as allowable by federal and state law; (ii) enters into a long-term management services agreement with such dental practice pursuant to which the Company provides comprehensive management services to the affiliated practice; (iii) requires that the affiliated dentists enter into employment agreements with the affiliated practices containing non-compete and liquidated damages provisions; and (iv) assumes the principal administrative, financial, marketing and general management functions of the affiliated practice, including employment of most administrative personnel. As soon as practicable following the acquisition of an affiliated dental practice, the Company initiates the process of converting the affiliated practice into a Castle Dental Center. This conversion process, the implementation and timing of which will vary from market to market, typically includes the addition of specialty dental services not previously offered by the practice, implementation of retail business concepts applied by the Company, and the implementation of operating procedures employed by the Company, including standardization of dental practice management, accounting and financial software. During 1999, the Company completed the integration of all acquired dental practices and each of the Company's dental centers operate under the Castle Dental Centers name, utilize the same practice management software and follow the Company's standard operating procedures.

MANAGEMENT SERVICES AGREEMENT

   The Company has entered into a management services agreement with each of its affiliated dental practices pursuant to which the Company becomes the exclusive manager and administrator of all non-dental services relating to the operation of the practice. The amount of the management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the Company is paid a monthly management fee comprised of three components: (i) the costs incurred by it on behalf of the affiliated practice; (ii) a base management fee in an amount ranging from 12.5% to 20.0% of adjusted gross revenues; and (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in each agreement. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated practice and (ii) a management fee in an amount ranging from 15.0% to 30.0% of net patient revenues. With respect to the three California professional corporations that own dental practices formerly managed by DCS, the Company is paid a bonus equal to 30% of patient revenues in excess average monthly patient revenues over the prior two-year period. The amount of the management fee is reviewed by the Company and the affiliated dental practice not less frequently than annually in order to determine whether such fee should be adjusted, up or down, to continue to reflect the fair value of the management services rendered by the Company.

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

   The typical management services agreement is for an initial term of 25 to 40 years, and is automatically renewed for successive five-year terms unless terminated at least 90 days before the end of the initial term or any renewal term. As part of the management services agreement, the Company requires that the majority shareholder of the affiliated dental practice execute an option agreement that grants the Company's designee the right to acquire all the shareholder's interest in the practice at a nominal cost. The Company can exercise the option at any time on 10 days written notice. The Company may nominate without restriction any licensed dentist as its designee and may transfer the option at any time to any qualified person, subject to applicable state regulations governing the practice of dentistry. The management services agreement does not limit the number of times that the option may be exercised. At December 31, 1999, all of the Company's affiliated dental practices were wholly-owned by an individual dentist. Additionally, the management services agreement may be terminated by the Company or the affiliated dental practice only in the event of the bankruptcy or default in the performance of the material duties of the non-terminating party.

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

   Aside from the centralization of functions mentioned above, the affiliated dental practices are encouraged to administer their practices in accordance with the needs of their specific patient populations. The practice of dentistry at each affiliated dental practice is under the exclusive control of the dentists who practice at those locations.

   The majority of services provided by the Company's affiliated dental centers are classified as general dentistry. General dentistry includes diagnostics, treatment planning, preventive care, removal of infection, fillings, crowns, bridges, partials, dentures, and extractions, all of which are currently being provided by the affiliated dental practices. Within its networks, the Company provides a wide range of specialty dental services. The Company seeks to expand the services offered by affiliated practices beyond general dentistry to include other dental specialty services and to improve efficiency by improving appointment availability, increasing practice visibility and assisting the practices in adding complementary services. These complementary services include orthodontics, periodontics (the diagnosis, treatment and prevention of infection of the gums and supporting bone around the teeth), endodontics (the diagnosis, treatment and prevention of infection of the oral tissues), oral surgery and implantology (the placement of abutments (implants) in the jaw bones to support tooth replacement). By adding these complementary services to the practice, the affiliated dental practices will retain the majority of specialty service referrals in-house, thereby increasing patient revenues.

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

   The Company's typical orthodontic payment plan consists of no initial down payment and equal monthly payments during the term of treatment ranging from $88 to $98 per month, with an average contract period of approximately 24 months. After consultation with the orthodontic staff at the initial visit, the patient signs a contract outlining the terms of the treatment, including the anticipated length of treatment and the total fees. The number of required monthly payments is fixed at the beginning of the case and corresponds to the anticipated number of monthly treatments. During 1999 the Company adopted a payment policy requiring that new orthodontic patients arrange for an automatic monthly bank draft. Previously existing patients are billed in advance by the Company on a monthly basis.

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

SALES AND MARKETING

   The Company intends to establish a consistent national identity for its business and to utilize the "Castle Dental Centers" name and logo at all its dental centers. As of December 31, 1999, the Castle Dental Centers name had been implemented at all affiliated locations. The Company applies traditional retail principles of business to the provision of dental care. These principles include network development, extended hours of operation, location optimization, signage, customized treatment schedules, affordable fees and payment plans. The Company uses both print advertising and professionally produced broadcast advertising to market its dental services to potential patients its existing markets and intends to use the same marketing techniques in newly acquired markets.

   The Company has also established a national telemarketing system in Houston, Texas to field calls generated by advertising, to confirm upcoming scheduled patient visits and to encourage patients to return for follow-up visits and regularly scheduled six-month periodic exams. The national telemarketing system is based on a national 800 number (1-800-TO SMILE) and utilizes state-of-the-art software to identify patients and direct them to the nearest Company operated dental center. This system is presently utilized in all of the Company's markets. The telemarketers can enter all relevant information into the Company's management information system for patients making appointments for an initial visit, including pre-screening patients for insurance and other credit information.

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

   At December 31, 1999, the Company and its affiliated dental practices maintained an aggregate of 70 capitated managed care contracts covering approximately 110,000 members. Capitation fees, excluding supplemental fees and co-payments by members, totaled $7.4 million, or approximately 7.4% of total patient revenues in 1999. No single contract amounted to a significant portion of the Company's revenues, as each of the Company's regional operations contracts separately with managed care providers. The Company periodically evaluates its capitated managed care contracts by comparing the average reimbursement per procedure plus the total capitation fees per contract to the usual and customary fees charged by the affiliated dental practice. If the aggregate reimbursement percentage for the capitated contract exceeds 55% of the usual and customary fees, the Company believes that the incremental costs of providing covered services are being recovered. Management believes that capitated managed care contracts, in the aggregate, are profitable and will continue to increase as a percentage of total patient revenues in the future.

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

MANAGEMENT INFORMATION SYSTEMS

   During the first quarter of 1999, the Company completed the integration of the dental practice management systems in all its offices into a single practice management system that is centralized in Houston. This system monitors and controls patient treatment, scheduling, invoicing of patients and insurance companies, productivity of clinical staffs and other practice related activities. During the third quarter of 1999 the Company implemented a web-based purchase order system to enable management to monitor and control dental and office supplies purchasing.

   The Company also utilizes centralized financial information and accounting systems. These systems are linked to the practice management systems allowing for automatic transfer of data between the practice management and financial information systems.

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

EMPLOYEES

   As of December 31, 1999, the Company and its affiliated dental practices employed approximately 980 administrative and dental office personnel on a full-time or part-time basis, and the affiliated dental practices employed approximately 215 general dentists and 35 specialists on a full-time or part-time basis. As a component of its acquisition strategy, the Company frequently enters into employment or consulting agreements for ongoing management and administrative services with the dentists from whom it acquires affiliated practices. The Company believes that its relations with its employees are good. The Company believes that it may need to hire additional personnel to accommodate the demands prompted by the provision of services to each of the affiliated practices under the management services agreements, as well as to pursue its growth strategies.

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

   The Company maintains other insurance coverage including general liability, property, business interruption and workers' compensation, which management considers to be adequate for the size of the Company and the nature of its business.

ITEM 2.  PROPERTIES

   The Company leases approximately 12,000 square feet of space for executive, administrative, sales and marketing and operations offices in Houston, Texas. The Company's initial lease term, which expired in May 2000, has been extended at the Company's option for an additional 12 months.

   All of the Company's existing centers are leased. Four of the centers are owned by affiliates of the companies from whom the Company acquired affiliated dental practices and one dental center is owned by an officer of the Company.

   The Company intends to lease centers or enter into build-to-suit arrangements with third parties for dental centers to be leased by the Company. Certain leases provide for fixed minimum rentals and provide for additional rental payments for common area maintenance, insurance and taxes. The leases carry varying terms expiring between 2000 and 2009 excluding options to renew.

   The majority of the centers are located in retail locations. The Company believes that its leased facilities are well maintained, in good condition and adequate for its current needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

ITEM 3.  LEGAL PROCEEDINGS

   In August 1998, the former owner of certain dental practices acquired by the Company in August 1996, filed a lawsuit against the Company in the 190th District Court of Harris Count, Texas. The lawsuit alleged that the Company committed various acts of fraud, securities fraud, conspiracy, breach of contract and misrepresentation concerning the value of the Company's common stock issued in the acquisition of the dental practices. In August 1999, the Company settled the lawsuit and recorded a one-time charge of $1.4 million.

   In December 1998, a dentist with whom the Company had entered into an agreement to acquire his dental practice filed a demand for arbitration alleging that the Company is liable for damages resulting from the failure to complete the transaction. The transaction was not completed because at least one of the contingencies required for closing was not met. The dentist is claiming damages equal to the difference between the purchase price provided for in the agreement of $8.1 million and the fair market value of the practice. The Company believes that the asserted claims are without merit and that it is not liable for damages resulting from these allegations. At May 10, 2000, the arbitration proceeding was underway.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock is traded in the over-the-counter market and quoted on the Nasdaq National Market under the symbol "CASL." The following table presents the quarterly high and low sale prices as reported by the Nasdaq National Market for the quarters indicated. These quotations reflect the inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                            HIGH        LOW
                                            ----        ---
   1998:

   First Quarter..........................  12.13       6.63
   Second Quarter.........................  13.44       9.25
   Third Quarter..........................  11.50       4.00
   Fourth Quarter.........................   9.25       4.00

   1999:

   First Quarter..........................   7.00       5.31
   Second Quarter.........................   8.25       6.25
   Third Quarter..........................   6.56       2.50
   Fourth Quarter.........................   4.09       2.13

   As of May 16, 2000, there were 6,417,206 shares of the Company's Common Stock outstanding held by approximately 42 stockholders of record. The Company believes there are approximately 1,200 beneficial owners of the Common Stock.

   The Company has never paid a cash dividend on its Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company's bank credit facility permits the payment of dividends only to the extent the Company maintains a specified minimum net worth. The Company's net worth as of December 31, 1999 was approximately $37.2 million. Any future change in the Company's dividend policy will be made at the discretion of the Company's Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under credit agreements, as well as other factors the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

   On March 24, 1998, in connection with the acquisition by the Company of all of the outstanding capital stock of Dental World, Inc. ("Dental World"), the Company issued 23,342 shares of common stock to Reality, Ltd., the sole shareholder of Dental World.

   On March 30, 1998, the Company, through its wholly owned subsidiary CDC of California, Inc. ("CDC"), formed Castle Dental Centers of California, L.L.C. ("Castle West") for the purpose of acquiring the business of Dental Consulting Services, LLC ("DCS"). In connection with this acquisition, the Company issued an aggregate of $2,689,151 in its 8% subordinated promissory notes due March 30, 2001 to the five members of DCS ("DCS Members"). Following Castle West's formation: (i) CDC owned the Class A Membership Interest and the Class D Membership Interest in Castle West; (ii) sole-purpose corporations owned by the DCS Members ("Corporate B Members") collectively owned 100% of DCS, which owned the Class B Membership Interest in Castle West; and (iii) sole-purpose corporations (the "Corporate C Members") owned by the DCS Members plus one additional person collectively owned 100% of Castle West Holdings, L.L.C. ("Holdings"), which owned the Class C Membership Interest in Castle West. The Corporate B Members as a group were granted the one-time right (the "B Merger Option"), beginning March 30, 1999, to merge all of the Corporate B Members into CDC in exchange for the issuance of shares of the Company's common stock. The number of shares of common stock issuable upon exercise of the B Merger Option ("B Merger Consideration") was initially set at 407,452 shares of common stock, subject to an adjustment based upon the purchase price of practices acquired by Castle West between the closing of such transaction and the one-year anniversary thereof. Each Corporate C Member was granted the one-time right (the "C Merger Option"), beginning March 30, 2000, to merge into CDC in exchange for cash, notes and common stock. The consideration to be received upon the exercise of the C Merger Option ("C Merger Consideration") is based upon the economic performance of Castle West following the closing date of the DCS acquisition. At least 50% of the C Merger Consideration was payable by CDC in common stock (based upon its trading price) and, if a Corporate C Member elects to receive more than 25% of the C Merger Consideration in cash, CDC would have the option of delivering a promissory note of Castle for the amount by which such cash payment would otherwise exceed 25% of the C Merger Consideration. On January 28, 2000, CDC acquired the Class B Membership Interest and the Class C Membership Interest in Castle West from DCS and Holdings, respectively, and the B Merger Option and the C Merger Option were cancelled. CDC now owns all of the outstanding membership interests in Castle West.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                     YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------
                                                     1995         1996         1997         1998         1999
                                                   --------     --------     --------     --------     --------
                                                               (in thousands, except per share date)
STATEMENT OF OPERATIONS DATA:
Net patient revenues ..........................    $ 18,257     $ 29,601     $ 46,225     $ 74,823     $102,701
Expenses:
  Dentist salaries and other professional costs       3,345        7,454       11,325       18,516       26,984
  Clinical salaries ...........................       1,879        6,760       10,248       16,612       21,408
  Dental supplies and laboratory fees .........       2,185        3,120        4,335        7,197        9,641
  Rental and lease expense ....................         836        1,592        2,590        4,091        6,203
  Advertising and marketing ...................         959        1,522        2,033        2,763        3,650
  Depreciation and amortization ...............         336        1,088        2,132        3,615        5,941
  Other operating expenses ....................       2,260        2,913        4,314        6,976       10,314
  General and administrative (1) ..............       9,109        4,292        5,929        8,145       10,909
                                                   --------     --------     --------     --------     --------
      Total expenses ..........................      20,909       28,741       42,906       67,915       95,050
                                                   --------     --------     --------     --------     --------
Operating income (loss) .......................      (2,652)         860        3,319        6,908        7,651
Litigation settlement .........................        --           --           --           --          1,366
Interest expense ..............................          87        2,596        2,792        1,889        4,220
Other (income) expense ........................        --            (89)         (84)         (57)          34
                                                   --------     --------     --------     --------     --------
Income (loss) before income taxes
  and extraordinary loss ......................      (2,739)      (1,647)         611        5,076        2,031
Provision (benefit) for income taxes (2) ......        (325)        (561)         200        1,490          835
                                                   --------     --------     --------     --------     --------
Income (loss) before extraordinary loss .......      (2,414)      (1,086)         411        3,586        1,196
Extraordinary loss ............................        --           --         (3,195)        --           --
                                                   --------     --------     --------     --------     --------
Net income (loss)(2) ..........................      (2,414)      (1,086)      (2,784)       3,586        1,196
Preferred stock dividends(3) ..................        --           --         (1,930)        --           --
                                                   --------     --------     --------     --------     --------
Net income (loss) attributable to common stock     $ (2,414)    $ (1,086)    $ (4,714)    $  3,586     $  1,196
                                                   ========     ========     ========     ========     ========
Income (loss) per common share:
  Basic and diluted:
    Income (loss) before extraordinary loss ...                 $  (0.34)    $   0.10     $   0.54     $   0.18
    Extraordinary loss ........................                     --          (0.78)        --           --
                                                                --------     --------     --------     --------
    Net income (loss) .........................                 $  (0.34)    $  (0.68)    $   0.54     $   0.18
                                                                ========     ========     ========     ========
 Weighted average number of common and
    common equivalent shares outstanding
       Basic ..................................                    3,191        4,100        6,586        6,825
                                                                ========     ========     ========     ========
       Diluted ................................                    3,191        4,132        6,608        6,850
                                                                ========     ========     ========     ========

                                                           YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------
                                           1995         1996         1997        1998        1999
                                         --------     --------     --------    --------    --------
                                                                 (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents ...........    $  6,439     $    119     $  2,908         695    $     59
Working capital (deficit) ...........       6,208       (3,244)       3,917      10,345      15,768
Total assets ........................      12,677       29,098       44,513     100,035     114,982
Long-term debt, less current portion        9,462       20,529        3,659      44,937      53,996
Redeemable preferred stock ..........       2,928        2,928        1,550        --          --
Total stockholders' equity (deficit)       (5,743)      (3,509)      31,113      36,397      37,163

(1) In 1995, the Company expensed $2.6 million of deferred compensation in connection with an acquisition.
(2) Prior to 1996, the significant operations of the Company were conducted through a Subchapter S corporation and accordingly were not subject to federal and state income taxes. If all the Company's operations had been subject to income taxes, net loss would have been $1.7 million for the year ended December 31, 1995.
(3) The Company recorded a $1.9 million non-cash dividend to accrete the Series A Convertible Preferred Stock and Series C Convertible Preferred Stock to their estimated fair value.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

   The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, Tennessee and California. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks by entering into management services agreements with affiliated dental practices to provide on an exclusive basis management and administrative services to affiliated dental practices. The Company's strategy is to provide high-quality care in selected markets with a view to achieving broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. As of December 31, 1999, the Company provided management services to 102 dental centers with approximately 250 affiliated dentists, orthodontists and other dental specialists.

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

   Certain of the affiliated dental practices derive a significant portion of their revenues from managed care contracts, preferred provider arrangements and other negotiated price agreements. While the Company generally negotiates the terms and conditions of managed care contracts, preferred provider arrangements and other negotiated price agreements, the affiliated dental practices are the contracting parties for all such relationships, and the Company is dependent on its affiliated dental practices for the success of such relationships. The Company generally bears the risk of loss resulting from any such arrangements because it consolidates the financial results of its affiliated dental practices. However, most of these contracts are cancelable by either party on 30 to 90 days written notice thereby reducing the risk of long-term adverse impact on the Company.

   At December 31, 1999, the Company and its affiliated dental practices maintained an aggregate of 70 capitated managed care contracts covering approximately 110,000 members. Capitation fees, excluding supplemental fees and co-payments by members, totaled $7.4 million, or approximately 7.4% of total patient revenues in 1999. No single contract amounted to a significant portion of the Company's revenues, as each of the Company's regional operations contracts separately with managed care providers. The Company periodically evaluates its capitated managed care contracts by comparing the average reimbursement per procedure plus the total capitation fees per contract to the usual and customary fees charged by the affiliated dental practice. If the aggregate reimbursement percentage for the capitated contract exceeds 55% of the usual and customary fees, the Company believes that the incremental costs of providing covered services are being recovered. Management believes that capitated managed care contracts, in the aggregate, are profitable and will continue to contract with capitated managed care providers on a case-by-case basis.

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

                                                    YEAR ENDED DECEMBER 31,
                                                   -------------------------
                                                   1997      1998      1999
                                                   -----     -----     -----
Net patient revenues ..........................    100.0%    100.0%    100.0%
Expenses:
  Dentist salaries and other professional costs     24.5%     24.7%     26.3%
  Clinical salaries ...........................     22.2%     22.2%     20.8%
  Dental supplies and laboratory fees .........      9.4%      9.6%      9.4%
  Rental and lease expense ....................      5.6%      5.5%      6.0%
  Advertising and marketing ...................      4.4%      3.7%      3.6%
  Depreciation and amortization ...............      4.6%      4.8%      5.8%
  Other operating expenses ....................      9.3%      9.3%     10.0%
  General and administrative ..................     12.8%     10.9%     10.6%
                                                   -----     -----     -----
      Total expenses ..........................     92.8%     90.8%     92.6%
                                                   -----     -----     -----
Operating income ..............................      7.2%      9.2%      7.4%
Litigation settlement .........................     --        --         1.3%
Interest expense ..............................      6.0%      2.5%      4.1%
Other (income) expense ........................     -0.2%     -0.1%      0.0%
                                                   -----     -----     -----
Income before income taxes
  and extraordinary loss ......................      1.3%      6.8%      2.0%
Provision for income taxes ....................      0.4%      2.0%      0.8%
                                                   -----     -----     -----
Income before extraordinary loss ..............      0.9%      4.8%      1.2%
Extraordinary loss ............................     -6.9%      --        --
                                                   -----     -----     -----
Net income (loss) .............................     -6.0%      4.8%      1.2%
Preferred stock dividends .....................     -4.2%      --        --
                                                   -----     -----     -----
Net income (loss) attributable to common stock     -10.2%      4.8%      1.2%
                                                   =====     =====     =====


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

   NET PATIENT REVENUES - Net patient revenues increased from $74.8 million for the year ended December 31, 1998 to $102.7 million for the year ended December 31, 1999, an increase of $27.9 million or 37.3%. Approximately $21.2 million of the increase was attributable to the acquisitions completed in 1998. Revenues from DE NOVO dental centers opened in 1998 and 1999 contributed $7.3 million of the increase, accounting for 26.2% of the revenue increase from 1998. Patient revenues from dental centers open for more than one year decreased from 1998.

   DENTIST SALARIES AND OTHER PROFESSIONAL COSTS -- Dentist salaries and other professional costs increased from $18.5 million for the year ended December 31, 1998 to $27.0 million for the year ended December 31, 1999, an increase of $8.5 million or 45.7%. Expressed as a percentage of net patient revenues, dentist salaries increased from 24.7% to 26.3% for the years ended December 31, 1997 and 1998, respectively, reflecting higher compensation paid to dentists and the impact of new dental center openings in 1998 and 1999.

   CLINICAL SALARIES -- Clinical salaries increased from $16.6 million for the year ended December 31, 1998 to $21.4 million for the year ended December 31, 1999, an increase of $4.8 million or 28.9%. The Completed Acquisitions accounted for $4.3 million of the increase and the DE NOVO centers accounted for $1.4 million. Clinical salaries in dental centers open for more than one year decreased by $0.9 million. Expressed as a percentage of patient revenues, clinical salaries decreased from 22.2% to 20.8% for the years ended December 31, 1998 and 1999, respectively, primarily due to productivity improvements.

   DENTAL SUPPLIES AND LABORATORY FEES -- Dental supplies and laboratory fees increased from $7.2 million for the year ended December 31, 1998 to $9.6 million for the year ended December 31, 1999, an increase of $2.4 million or 33.3%. This increase resulted primarily from the Completed Acquisitions, which incurred $2.1 million in dental supplies and laboratory expenses. Expressed as a percentage of patient revenues, dental supplies and laboratory fees decreased from 9.6% in 1998 to 9.4% in 1999.

   RENTAL AND LEASE EXPENSE -- Rental and lease expense increased from $4.1 million for the year ended December 31, 1998 to $6.2 million for the year ended December 31, 1999, an increase of $2.1 million or 51.6%. Rental expense from the 29 dental centers opened in 1998 and 1999 accounted for $0.8 million of the increase and the Completed Acquisitions in Florida, California, and Texas accounted for $1.1. Expressed as a percentage of patient revenues, rental and lease expense increased from 5.5% in 1998 to 6.0% in 1999 due primarily to higher relative lease expense at the DE NOVO centers.

   ADVERTISING AND MARKETING -- Advertising and marketing expense increased from $2.8 million for the year ended December 31, 1998 to $3.7 million for the year ended December 31, 1999, an increase of 32.1%. Expressed as a percentage of patient revenues, advertising and marketing costs decreased from 3.7% in 1998 to 3.6% in 1999, as advertising expenses in established markets were favorably leveraged over additional dental centers opened in 1998 and 1999.

   DEPRECIATION AND AMORTIZATION -- Depreciation and amortization increased from $3.6 million for the year ended December 31, 1998 to $5.9 million for the year ended December 31, 1999, an increase of $2.3 million or 64.3%, primarily resulting from higher depreciation and amortization of management services agreements and other intangibles related to the Completed Acquisitions. As a percentage of patient revenues, depreciation and amortization increased from 4.8% to 5.8% for the years ended December 31, 1998 and 1999, respectively.

   OTHER OPERATING EXPENSES -- Other operating expenses increased from $7.0 million for the year ended December 31, 1998 to $10.3 million for the year ended December 31, 1999, an increase of approximately $3.3 million or 47.8%. Other operating expenses include expenses related to the operation of the Company's dental centers, such as utilities, taxes and management information systems, and bad debt expense incurred in the financing of patient receivables at the affiliated dental practices. The increase from 1998 to 1999 resulted from higher bad debt expense and operating expenses at the DE NOVO dental centers and the Completed Acquisitions. The increase in bad debt expense from $2.5 million, or 3.4% of revenues, in 1998 to $4.2 million, or 4.1% of revenues, in 1999 resulted from higher levels of patient receivables. Expressed as a percentage of revenues, other operating expenses increased from 9.3% in 1998 to 10.0% in 1999, primarily due to the higher provision for bad debts.

   GENERAL & ADMINISTRATIVE EXPENSE -- General and administrative expenses increased from $8.1 million for the year ended December 31, 1998 to $10.9 million for the year ended December 31, 1999, an increase of $2.8 million or 33.9%. The increase resulted from the addition of general and administrative expenses of the Completed Acquisitions, the centralization of certain functions formerly performed at a clinical level, and increased personnel and general corporate expenses at the Company's headquarters in Houston. Expressed as a percentage of patient revenues, general and administrative expense, however, decreased from 10.9% to 10.6% for years ended December 31, 1998 and 1999, respectively, due to relatively greater percentage increase in the Company's patient revenues.

   LITIGATION SETTLEMENT -- In August 1998, the former owner of certain dental practices acquired by the Company in August 1996, filed a lawsuit against the Company. The lawsuit alleged that the Company committed various acts of fraud, securities fraud, conspiracy, breach of contract and misrepresentation concerning the value of the Company's common stock issued in the acquisition of the dental practices. In August 1999, the Company settled the lawsuit and recorded a charge of $1.4 million.

   INTEREST EXPENSE -- Interest expense increased from $1.9 million for the year ended December 31, 1998 to $4.2 million for the year ended December 31, 1999, primarily resulting from higher bank borrowings. Bank borrowings increased from $39.4 million at December 31, 1998 to $50.9 million at December 31, 1999.

   INCOME TAXES -- For the year ended December 31, 1998, the Company recorded a provision for income taxes of $1.5 million resulting from income before income taxes of $5.1 million. For the year ended December 31, 1999, the Company recorded a provision for income taxes of $0.8 million resulting from the income before income taxes of $2.0 million. The Company's average tax rate for 1998 was 29.4%, compared to an average tax rate of 41.1% in 1999. A portion of the litigation settlement was non-deductible for income tax purposes, resulting in the higher average rate. In addition, during 1998, the Company continued to realize benefits from net operating loss carry forwards and other tax deductions not recognized in prior years. Management expects that the average tax rate in future periods will be similar to the 1999 tax rate.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

   NET PATIENT REVENUES - Net patient revenues increased from $46.2 million for the year ended December 31, 1997 to $74.8 million for the year ended December 31, 1998, an increase of $28.6 million or 61.9%. Approximately $19.7 million of the increase was attributable to the Completed Acquisitions. Revenues from twelve DE NOVO stores opened in 1997 and 1998 contributed patient revenues of $5.0 million, or a 10.8% increase from 1997, while patient revenues from dental centers open for more than one year increased $4.1 million, or 9.0%, in 1998.

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

   OTHER OPERATING EXPENSES -- Other operating expenses increased from $4.3 million for the year ended December 31, 1997 to $7.0 million for the year ended December 31, 1998, an increase of approximately $2.7 million or 61.7%. Other operating expenses include expenses related to the operation of the Company's dental centers, such as utilities, taxes and management information systems, and bad debt expense incurred in the financing of patient receivables at the affiliated dental practices. The increase from 1997 to 1998 resulted from the Completed Acquisitions and the new dental centers opened during 1997 and 1998. Expressed as a percentage of revenues, however, other operating expenses remained at 9.3%, for the years ended December 31, 1997 and 1998.

   GENERAL & ADMINISTRATIVE EXPENSE -- General and administrative expenses increased from $5.9 million for the year ended December 31, 1997 to $8.1 million for the year ended December 31, 1998, an increase of $2.2 million or 35.4%. The increase resulted from the addition of general and administrative expenses of the Completed Acquisitions and increased personnel and general corporate expenses at the Company's headquarters in Houston. Expressed as a percentage of patient revenues, general and administrative expense, however, decreased from 12.8% to 10.9% for the years ended December 31, 1997 and 1998, respectively, due to relatively greater percentage increase in the Company's patient revenues.

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

   At December 31, 1999, the Company had net working capital of $15.8 million, representing an increase of $5.5 million from net working capital of $10.3 million at December 31, 1998. Current assets at December 31, 1999 consisted of cash of $59,000, billed and unbilled accounts receivable of $21.6 million, deferred income taxes of $2.5 million, and prepaid expenses and other current assets of $4.2 million. These were partially offset by current liabilities of $12.6 million at December 31, 1999, consisting primarily of $9.9 million in accounts payable and accrued liabilities, $2.2 million in current maturities of long-term debt, and $526,000 in accrued deferred compensation payments.

   For the year ended December 31, 1999, net cash used in operating activities was approximately $0.9 million, 2.8 million lower than net cash provided by operating activities of $1.9 million for the prior year resulting from lower net income of $2.4 million and changes in working capital, primarily accounts receivable. During 1999, increases in accounts receivable of $7.7 million, net of increased provision for bad debts, were partially offset by net income of $1.2 million, deferred income taxes of $0.8 million and depreciation and amortization of $6.0 million. Cash used in investing activities in 1999 totaled approximately $10.4 million, primarily consisting of capital expenditures to build new dental centers. Net cash provided by financing activities in 1999 amounted to approximately $10.6 million, primarily reflecting proceeds from bank borrowings of $11.5 million utilized to fund capital expenditures and operating activities during the year. The Company made principal payments of $1.5 million on subordinated seller notes and other third-party debt in 1999.

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

   The Company's principal sources of liquidity as of December 31, 1999 consisted primarily of cash and net accounts receivable. At year-end, there was less than $500,000 available to borrow under the Company's bank credit facility. In January 2000, the Company amended its bank credit agreement ("Credit Agreement") with its existing bank and entered into a senior subordinated note agreement (Subordinated Note Agreement) and a subordinated convertible note agreement (Convertible Note Agreement) with two lenders. In March 2000, the Company advised its lenders under the bank credit facility that it was in violation of certain financial covenants of the Credit Agreement. Accordingly, in May 2000, the Company again amended its credit facility to cure its covenant violations and to provide additional availability for the Company to complete the DE NOVO dental centers that are under development for 2000.

   The Credit Agreement provides for borrowings up to $55.0 million and matures November 2002. Advances under the bank credit facility require quarterly interest payments through March 2001 at which time principal becomes payable quarterly based on a five-year amortization with final payment at maturity. Borrowings under the bank credit facility may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The bank credit facility bears interest at variable rates, which are based upon either the bank's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to the EBITDA, each as defined in the bank credit facility. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The bank credit facility contains affirmative and negative covenants that require that Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. In addition, under the May 2000 amended Credit Agreement, capital expenditures for 2000 are limited to no more than $3.5 million, acquisitions are not permitted in 2000, and the payment of any litigation settlement is restricted to no more than $100,000, without consent of the lenders. At September 30, 1999, the Company received waivers concerning violations of certain financial covenants under the Credit Agreement. At December 31, 1999, $50.9 million was outstanding under the bank credit facility and the average interest rate on the Company's bank borrowings was 9.8%. At May 10, 2000, bank borrowings were $43.5 million and the average interest rate had increased to 11.2%.

   The Subordinated Note Agreement and Convertible Note Agreement provided borrowings of $13.7 and $1.3 million, respectively. Proceeds from these notes were used to reduce borrowings under the bank credit facility, to acquire the 20% minority interest in Castle West and to reduce other accrued liabilities and accounts payable. Loans under the Subordinated Note Agreement bear interest at the 90-day LIBOR rate plus five and one-half percent, payable quarterly, and are due in eight quarterly installments beginning in the sixty-third month following the closing date. Loans under the Convertible Note Agreement bear interest at the same rate as loans under the Subordinated Note Agreement and are due on demand beginning seven years after the closing date with a final maturity date of January 30, 2009. The convertible note is convertible at any time into 442,880 shares of Company common stock at the request of the holders at a fixed conversion price of $3.1125 per share. The Subordinated Note Agreement and Convertible Note Agreement contain affirmative and negative covenants that require that Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends.

   During 1999, the Company did not acquire any significant dental practices as development was concentrated on the addition of 20 de novo dental centers. During 1998, the Company acquired dental management companies and dental practices operating 36 dental centers in Texas, Florida and California. Total purchase consideration for the acquisitions amounted to $41.7 million, including related acquisition expenses and excluding assumed liabilities, consisting of $30.8 million in cash, $4.5 million in subordinated seller notes and 595,421 shares of Company stock and common stock equivalents (see "Recent Sales of Unregistered Securities"). The Company does not anticipate making any acquisitions in 2000 due to its emphasis on DE NOVO development of dental centers and limitations under its bank credit facility. At December 31, 1999 the Company had four dental centers under construction with leases committed on an additional seven locations. Development of eight centers is anticipated to be completed during the first seven months of 2000 subject to the availability of funds generated by cash flow from operations or from the bank credit facility. The Company has deferred construction of three new dental centers until 2001 and will be required to incur lease expenses for these facilities unless subleases are obtained. Capital expenditures in 2000 are expected to be approximately $3.5 million.

   Management believes that cash flow from operations and borrowings available under the bank credit facility should be sufficient to meet its anticipated capital expenditures and other operating requirements for the next 12 months. However, because future cash flows and the availability of financing are subject to a number of variables, such as the level of capital spending, the Company's financial performance and other factors, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures or to fund future acquisitions. Additional debt and equity financing may be required for the Company to fund its DE NOVO development plans and to support operations. The availability of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

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

   During 1998 and 1999, as part of the Company's continuing program to upgrade its information systems in anticipation of future growth, the Company installed year 2000 compliant software for its corporate and regional operations. This installation was completed prior to December 31, 1999 and the Company has not experienced, nor does it anticipate, any significant disruptions in any of its computer systems or its operations as a result of the Y2K problem.

   To date, the incremental costs incurred by the Company that relate solely to the year 2000 compliance problem have not been and are not expected to be material. These costs are exclusive of upgrades made to the Company's systems in the ordinary course of business and consist primarily of internal employee time. The Company did not separately track the internal costs incurred for the Year 2000 project, which consisted primarily of payroll and related costs associated with employee time. Based upon the Company's current assessments, the costs of the Company's year 2000 compliance program did not have a material effect on the Company's financial condition, results of operations or cash flows.

   INFLATION

   Inflation has not had a significant impact on the results of operations of the Company during the last three years.

   ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's only financial instruments with market risk exposure are revolving credit borrowings under its Credit Agreement which total $50.9 million at December 31, 1999. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $509,000, or $0.04 per share, on an annual basis. The bank credit facility was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from either the prime interest rate or Eurodollar interest rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements required by this Item 8 are incorporated under Item 14 in Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following sets forth information as to the current directors and executive officers of the Company, including their ages, present principal occupations, other business experience during the last five years, memberships on committees of the Board of Directors and directorships in other publicly-held companies.


                                                                        DIRECTOR
         NAME              AGE      POSITION WITH THE COMPANY             SINCE
-------------------------------------------------------------------------------
   Jack H. Castle, Jr.      45    Chairman of the Board and Chief
                                    Executive Officer                      1995
   Jack H. Castle, D.D.S.   78    Director                                 1995
   Robert J. Cresci (1)(2)  56    Director                                 1995
   G. Kent Kahle (1)        48    Director                                 1995
   Elizabeth A. Tilney(2)   42    Director                                 1996
   Emmett E. Moore(1)       58    Director                                 1997
   G. Daniel Siewert III    56    President and Chief Operating Officer
   John M. Slack            52    Vice President and Chief Financial
                                    Officer
   ------------------------
   (1) Member of the Audit Committee.
   (2) Member of the Compensation Committee.

   Jack H. Castle, Jr. became a director in December 1995. He was a co-founder of the Company in 1981 and has served as Chief Executive Officer since 1990. He became the Company's Chairman in August 1996. Mr. Castle received a B.A. from Rollins College and a Masters of Business Administration from Wake Forest University. Mr. Castle is the son of Jack H. Castle, D.D.S.

   Jack H. Castle, D.D.S. became a director in December 1995 and served as Chairman of the Company from 1981 until August 1996. He is also the sole owner of Jack H. Castle, D.D.S., P.C., a dental practice managed by the Company (the "Texas PC"). Prior to co-founding the Company, Dr. Castle operated a single location dental practice. Dr. Castle graduated from the University of Houston in 1943 and received a Doctorate of Dental Surgery from the University of Texas Health Science Center in Houston in 1945. He served in the United States Navy from 1947 to 1949. Dr. Castle is the father of Jack H. Castle, Jr.

   Robert J. Cresci became a director in December 1995. Mr. Cresci has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since September 1990. Mr. Cresci currently serves on the boards of Sepracor, Inc., Aviva Petroleum Ltd., Film Roman, Inc., Quest Educational Corporation, Jfax.Com, Inc., Candlewood Hotel Co., Inc., SeraCare, Inc., E-Stamp Corporation and several private companies.

   G. Kent Kahle became a director in December 1995. He has been a Managing Director of The GulfStar Group, Inc., an investment banking firm, since 1990. From 1982 to 1990 Mr. Kahle held various positions with Rotan Mosle, Inc., most recently as Senior Vice President and Director. Mr. Kahle has a Masters of Business Administration from The Wharton School of the University of Pennsylvania and an A.B. from Brown University. He currently serves on the board of Total Safety Corporation, U.S. Legal Support, Inc., Plassein Packaging Corp. and De-Ro Products, Inc.

   Elizabeth A. Tilney became a director in August 1996. Ms. Tilney is Senior Vice President, Marketing, Communications and Human Resources of Enron Energy Services, having joined Enron in March 1996. From 1987 to 1996, Ms. Tilney held various positions with Russell Reynolds Associates, an executive search firm, and was most recently an Executive Director. Ms. Tilney was an account manager associated with Ogilvy & Mather Advertising in New York and Houston from 1983 to 1987. Ms. Tilney has a Masters of Business Administration from The Amos Tuck School of Business Administration of Dartmouth College and a B.A. from the University of Virginia.

   Emmett E. Moore became a director in September 1997. Since June 1999, Mr. Moore has been Chairman of the Board and Chief Executive Officer of MedEvolve, Inc., a provider of internet-based information technology solutions to physicians' offices. From November 1997 until joining MedEvolve, he was engaged in private consulting and investments related to healthcare. From April 1995 until November 1997, Mr. Moore was the Chairman of the Board and Chief Executive Officer of Physicians Resource Group, Inc., a publicly-traded ophthalmology practice management company. Mr. Moore received B.B.A., J.D. and M.P.A. degrees from the University of Texas, and is a certified public accountant.

   G. Daniel Siewert III joined the Company in August 1997 as President and Chief Operating Officer. From January 1995 through June 1997, he served as Chief Operating Officer for Family Dental Center, Inc., a large group dental practice with locations in Sears Roebuck & Company stores. From November 1993 to December 1994, Mr. Siewert provided business management consulting for a major retail eye care company. Prior to that, from September 1990 until August 1993, he was Chief Executive Officer of National Vision Associates, Inc.

   John M. Slack joined the Company in December 1995 as Vice President and Chief Financial Officer. From November 1994 through November 1995, he served as Vice President and Chief Financial Officer of Team, Inc., a publicly-held environmental services company. From 1985 through August 1994, Mr. Slack was Vice President and Chief Financial Officer of Serv-Tech, Inc., a publicly-held industrial services company. Mr. Slack received a B.S. in international economics from Georgetown University in 1969.

                      COMPLIANCE WITH SECTION 16(A) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and persons holding more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission ("SEC") and any stock exchange or automated quotation system on which the Common Stock may then be listed or quoted (i) initial reports of ownership, (ii) reports of changes in ownership and (iii) annual reports of ownership of Common Stock and other equity securities of the Company. Such directors, officers and ten-percent stockholders are also required to furnish the Company with copies of all such filed reports.

   Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required during 1999, the Company believes that all of the Company's executive officers and directors complied with Section 16(a) reporting requirements during 1999.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

   The following table provides certain summary information concerning compensation earned by the Company's Chief Executive Officer and each of the other executive officers of the Company (the "Named Executive Officers") whose compensation exceeded $100,000 during the year ended December 31, 1999.

                                          ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                                                         OTHER ANNUAL RESTRICTED NUMBER OF  ALL OTHER
                                         SALARY   BONUS  COMPENSATION   STOCK     OPTIONS  COMPENSATION
NAME AND PRINCIPAL POSITION      YEAR     ($)      ($)        $         AWARDS    GRANTED      ($)(1)
---------------------------     ------  -------   -----  ------------   ------    -------  ------------
Jack H. Castle, Jr.              1999   249,925     --         --          --      75,000     3,504
Chief Executive Officer          1998   243,663     --         --          --      75,000    12,388
                                 1997   254,167     --         --          --     100,000      --

G. Daniel Siewert III            1999   199,929     --         --          --      75,000    12,000
President & Chief Operating      1998   199,320     --         --          --      75,000    12,000
  Officer                        1997    61,698(2)  --         --          --     110,000      --

John M. Slack                    1999   144,231     --         --          --      50,000     7,407
Vice President, Chief Financial  1998   142,026     --         --          --      50,000      --
  Officer, Treasurer             1997   120,001     --         --          --      30,000      --
  and Secretary

   (1) Other compensation paid to Mr. Castle, Mr. Siewert and Mr. Slack in 1999 and 1998 consisted of automobile allowances.

   (2) Represents less than one full year's compensation; pursuant to agreement between the officer and the Company, such officer's employment began on August 4, 1997.

                                  STOCK OPTIONS

   The following table reflects certain information regarding stock options granted to the Named Executive Officers during 1999.



                              OPTION GRANTS IN 1999

                                INDIVIDUAL GRANTS
                     --------------------------------------------



                                                                           POTENTIAL REALIZABLE VALUE AT
                     NUMBER OF                                               ASSUMED ANNUAL RATES OF
                     SECURITIES                                              STOCK PRICE APPRECIATION
                     UNDERLYING   PERCENT OF TOTAL                               FOR OPTION TERM
                       OPTIONS    OPTIONS GRANTED TO  EXERCISE EXPIRATION  -----------------------------
        NAME           GRANTED    EMPLOYEES IN 1999    PRICE      DATE       5%($)           10%($)
        ----           -------    ------------------  -------  ----------  --------         --------
Jack H. Castle, Jr.    75,000          29.7%          $2.3125   11/07/08   $109,074         $276,415
G. Daniel Siewert III  75,000          29.7%          $2.3125   11/07/08   $109,074         $267,415
John M. Slack          50,000          19.8%          $2.3125   11/07/08   $ 72,716         $184,276

      AGGREGATE OPTION EXERCISES IN 1999 AND YEAR-END 1999 OPTION VALUES

   The following table reflects certain information concerning the number of unexercised options held by the Named Executive Officers and the value of such officers' unexercised options as of December 31, 1999. No options were exercised by the Named Executive Officers during the year ended December 31, 1999.



                                                           NUMBER OF              VALUE OF UNEXERCISED
                                                      UNEXERCISED OPTIONS       "IN THE MONEY" OPTIONS
                       SHARES                       AT DECEMBER 31, 1999 (#)     AT DECEMBER 31, 1999(1)
                     ACQUIRED ON                  ---------------------------  ----------------------------
   NAME                EXERCISE   VALUE REALIZED  EXERCISABLE   UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
   ----                --------   --------------  -----------   -------------  -----------    -------------
Jack H. Castle, Jr.        -          -              58,750        191,250          -             $51,563
G. Daniel Siewert III      -          -              68,750        191,250          -             $51,563
John M. Slack              -          -              36,500        113,500          -             $34,375

   (1) Options are "in-the-money" if the closing market price of the Company's Common Stock exceeds the exercise price of the options. The exercise price of the options granted to the Named Executive Officers ranges from $2.3125 to $10.00 per share. The value of unexercised options for each of the Named Executive Officers represents the difference between the exercise price of such options and the closing price of the Company's Common Stock on December 31, 1999 ($3.00 per share). None of the "in-the-money" options granted to the Named Executive Officers were exercisable at December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information as of March 31, 2000 with respect to beneficial ownership of the Company's Common Stock by (i) each director, (ii) each executive officer, (iii) the executive officers and directors as a group, and (iv) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its voting securities. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                         NUMBER OF    PERCENTAGE
                                                          SHARES       OF SHARES
                  NAME AND ADDRESS OF                  BENEFICIALLY   BENEFICIALLY
                   BENEFICIAL OWNER                        OWNED         OWNED
                   ----------------                        -----         -----
   Jack H. Castle, Jr. (1)(2).........................    1,386,75       22.4%

   Jack H. Castle, D.D.S. (2)(3)......................     974,000       15.2%

   Loretta Castle (2)(3)..............................     974,000       15.2%

   Castle Interests, Ltd. (2)
   1360 Post Oak Boulevard,
   Suite 1300, Houston, Texas 77056...................     514,000        8.0%

   Pecks Management Partners, Ltd. (4)
   One Rockefeller Plaza, Suite 900
   New York, New York 10020...........................     913,243       14.2

   Robert J. Cresci (5)...............................     923,243       14.4

   The Capital Group Companies, Inc.
   333 South Hope Street
   Los Angeles, California 90071.....................      625,000        9.7

   Benson Associates, LLC
   111 S.W. Fifth Avenue, Suite 2130
   Portland, Oregon 97204.............................     542,900        8.5

   G. Kent Kahle (6)..................................      75,329        1.2

   G. Daniel Siewert III (7)..........................     110,600        1.7

   John M. Slack (8)..................................      51,000          *

   Elizabeth A. Tilney (9)............................      13,000          *

   Emmett E. Moore (9)................................      10,000          *

   All directors and executive  officers as a group (8
     persons) (10)....................................   3,029,922       45.4%


   *  Less than 1%

(1) Includes 714,000 shares held by the Castle 1995 Gift Trust f/b/o Jack H. Castle, Jr., of which Mr. Castle is Trustee. Includes options to acquire 58,750 shares of Common Stock issued under the Castle Dental Centers, Inc. Omnibus Stock and Incentive Plan (the "Plan") which are exercisable within 60 days. Excludes options to acquire 191,250 shares of Common Stock which are not exercisable within 60 days.

(2) Includes 514,000 shares of Common Stock owned of record by Castle Interest, Ltd., a Texas limited partnership of which Jack H. Castle, D.D.S., Loretta Castle and Jack H. Castle, Jr. are the three general partners. The general partners of Castle Interests, Ltd. cannot act to vote or dispose of shares of Common Stock held by Castle Interests, Ltd. without the unanimous vote of all of the general partners. Loretta Castle is the wife of Jack H. Castle, D.D.S. and the mother of Jack H. Castle, Jr.

(3) Includes 103,000 shares of Common Stock owned jointly by Jack H. Castle, D.D.S. and Loretta Castle.

(4) Includes 615,033, 121,708, and 176,502 shares of Common Stock owned of record by Delaware State Employees' Retirement Fund, Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc. and Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc., respectively (the "Pecks Investors"). Pecks Management Partners Ltd. ("Pecks"), as investment manager for the Pecks Investors, has sole investment and voting power with respect to such shares. Mr. Cresci, a director of the Company, is a Managing Director of Pecks. Pecks disclaims beneficial ownership of such shares.

(5) Includes all shares deemed to be beneficially owned by Pecks, of which Mr. Cresci is a Managing Director. As a result, Mr. Cresci may be deemed to share voting and investment power with respect to such shares. Mr. Cresci disclaims beneficial ownership of such shares. See note 4 above. Also includes options to acquire 10,000 shares of Common Stock under the Directors' Plan which are exercisable within 60 days. Excludes options to acquire 15,000 shares of Common Stock which are not exercisable within 60 days.

(6) Includes 56,579 shares of Common Stock issuable on exercise of the GulfStar Warrant and options to acquire 12,500 shares of Common Stock under the Directors' Plan which are exercisable within 60 days. Mr. Kahle is a Managing Director of The GulfStar Group, Inc., an affiliate of GulfStar Investments, Ltd., the holder of the GulfStar Warrant. Excludes options to acquire 22,500 shares of Common Stock which are not exercisable within 60 days.

(7) Includes options to acquire 68,750 shares of Common Stock issued under the Plan which are exercisable within 60 days. Excludes options to acquire 191,250 shares of Common Stock which are not exercisable within 60 days.

(8) Includes options to acquire 36,500 shares of Common Stock issued under the Plan which are exercisable within 60 days. Excludes options to acquire 113,500 shares of Common Stock which are not exercisable within 60 days.

(9) Includes options to acquire 10,000 shares of Common Stock issued under the Plan which are exercisable within 60 days. Excludes options to acquire 15,000 shares of Common Stock which are not exercisable within 60 days.

(10) Includes (i) 714,000 shares of Common Stock held by the Castle 1995 Gift Trust f/b/o Jack H. Castle, Jr., (ii) 514,000 shares of Common Stock held by Castle Interests, Ltd., (iii) 913,243 shares of Common Stock beneficially owned by the Pecks Investors, and (iv) 56,579 shares of Common Stock issuable to GulfStar Investments, Ltd. on exercise of the GulfStar Warrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Mr. Kahle, a director of the Company, is a Managing Director of The GulfStar Group, Inc., which has provided investment banking and advisory services to the Company. In 1995, the Company paid $540,000 in investment banking fees to The GulfStar Group, Inc. and issued a warrant to purchase 56,579 shares of Common Stock to GulfStar Investments, Ltd. The Company has paid The GulfStar Group, Inc. for investment banking and financial advisory services provided to the Company in connection with certain acquisitions. The GulfStar Group, Inc. received approximately $198,000 in investment banking and financial advisory fees from the Company in 1996. In 1998, The GulfStar Group, Inc. received a $183,332 advisory fee in connection with the acquisition of Dental Consulting Services, LLC. The directors of the Company other than Mr. Kahle approve the payments made to The GulfStar Group, Inc. by the Company.

   At December 31,1999, Jack H. Castle, Jr., the Company's Chief Executive Officer, G. Daniel Siewert, the Company's President and Chief Operating Officer, and John M. Slack, Vice-President and Chief Financial Officer, had outstanding loans in the aggregate amount of $307,000 from the Company. These loans are repayable over varying periods ranging from one to five years and bear interest at rates ranging from zero to six percent.

   Mr. Cresci, a director of the Company, is a Managing Director of Pecks Management Partners Ltd., the investment advisor to the Pecks Investors, which owns 948,243 shares of Common Stock. Pursuant to the provisions of the Stockholders Agreement (as defined below), for so long as certain ownership thresholds with respect to the Common Stock are maintained, the Signatory Stockholders (as defined below) are obligated to vote their shares of Common Stock in favor of the designee of the Pecks Investors to be a member of the Company's board of directors and Mr. Cresci is currently such nominee.

   In December 1995, the Company acquired all of the stock of Jack H. Castle, D.D.S., Inc., a professional corporation of which Jack H. Castle, D.D.S., a director of the Company, was the sole owner. In connection with that transaction, the Company paid Jack H. Castle, D.D.S. $6.0 million in cash and entered into a Deferred Compensation Agreement with Jack H. Castle, D.D.S. pursuant to which the Company has agreed to pay Jack H. Castle, D.D.S. $2.6 million in 20 quarterly installments of $131,500 beginning March 1996 and ending in December 2000.

   In connection with the purchase of the stock of Jack H. Castle, D.D.S., Inc., the Company also entered into a management services agreement with Jack H. Castle, D.D.S., P.C., a professional corporation of which Jack H. Castle, D.D.S. is the sole owner. Pursuant to the management services agreement, Jack H. Castle, D.D.S., P.C. receives an annual payment of $100,000 for services performed in connection therewith. The professional corporation employs or contracts with all of the dental professionals practicing at the Company's dental offices in Texas under the Management Agreement. The Company provides the professional corporation with, among other things, equipment, supplies, support services, non-dental personnel, office space, management, administration, financial record keeping and reporting services. The Management Agreement is for a term of 25 years, with automatic renewal thereafter.

   The Company receives a management fee under the Management Agreement with Jack H. Castle, D.D.S., P.C. equal to the Company's costs plus a base management fee and a performance fee. The base management fee is equal to 12.5% of adjusted gross revenues and the performance fee is equal to the professional corporation's net income after payment of all other fees and expenses. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of services to the professional corporation under the Management Agreement.

   In addition to the Management Agreement with Jack H. Castle, D.D.S., P.C., the Company has a contractual right to designate or approve the licensed dentist or dentists who own the professional corporation's capital stock in the event Jack H. Castle, D.D.S. ceases to be affiliated with the Company for any reason.

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

   Pursuant to a Registration Rights Agreement dated as of December 18, 1995, as amended, the Pecks Investors, GulfStar Investments, Ltd. and certain members of Jack H. Castle, Jr.'s family have been granted certain registration rights by the Company with respect to the shares of Common Stock owned by them or acquired upon exercise of the warrant issued to GulfStar Investments, Ltd.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) (1)  FINANCIAL STATEMENTS

   The following financial statements and the Report of Independent Accountants are filed as a part of this report on the pages indicated:
                                                                     PAGE
                                                                     ----
   Report of Independent Accountants..............................   F-2

   Consolidated Balance Sheets as of December 31, 1998 and 1999...   F-3

   Consolidated Statements of Operations for the Years
      Ended December 31, 1997, 1998 and 1999......................   F-4

   Consolidated Statements of Changes in Stockholders' Equity
      for the Years Ended December 31, 1997, 1998 and 1999........   F-5

   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1997, 1998 and 1999............................   F-6

   Notes to Financial Statements..................................   F-7

   (a)(2)  FINANCIAL STATEMENT SCHEDULES

   The following Financial Statement Schedule and the Report of Independent Accountants on Financial Statement Schedule are included in this report on the pages indicated:

                                                                     PAGE
                                                                     ----
   Report of Independent Accountants on Financial
      Statement Schedule..........................................   S-1
   Financial Statement Schedule
      II -- Valuation and Qualifying Accounts.....................   S-2

   All other schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

   (a)(3)  EXHIBITS

        The exhibits to this report have been included only with the copies of this report filed with the Commission. Copies of individual exhibits will be furnished to stockholders upon written request to the Company and payment of a reasonable fee.

   (b)   REPORTS ON FORM 8-K

        NONE

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on May 19, 2000.

                                             CASTLE DENTAL CENTERS, INC.

                                             By: /s/ JACK H. CASTLE, JR.
                                                 ----------------------------
                                                     JACK H. CASTLE, JR.
                                                     CHAIRMAN OF THE BOARD AND
                                                     CHIEF EXECUTIVE OFFICER

                                POWER OF ATTORNEY

   We, the undersigned, directors and officers of Castle Dental Centers, Inc. (the "Company"), do hereby severally constitute and appoint Jack H. Castle, Jr. and John M. Slack and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

               SIGNATURE                        TITLE                             DATE
               ---------                       -------                            ----

        /s/   JACK H. CASTLE, JR.        Chairman of the Board, Chief         May 19, 2000
      ---------------------------------  Executive Officer (Principal
              JACK H. CASTLE, JR.        Executive Officer)


        /s/   G. DANIEL SIEWERT          President, Chief Operating Officer   May 19, 2000
      ---------------------------------
              G. DANIEL SIEWERT

        /s/   JOHN M. SLACK              Vice President -- Chief Financial    May 19, 2000
      ---------------------------------
              JOHN M. SLACK              Officer (Principal Financial and     May 19, 2000
                                         Accounting Officer)

        /s/   JACK H. CASTLE, D.D.S.     Director                             May 19, 2000
      ---------------------------------
              JACK H. CASTLE, D.D.S.

        /s/   G. KENT KAHLE              Director                             May 19, 2000
      ---------------------------------
              G. KENT KAHLE

        /s/   ROBERT J. CRESCI           Director                             May 19, 2000
      ---------------------------------
              ROBERT J. CRESCI

        /s/   ELIZABETH A. TILNEY        Director                             May 19, 2000
      ---------------------------------
              ELIZABETH A. TILNEY

        /s/   EMMETT E. MOORE            Director                             May 19, 2000
      ---------------------------------
              EMMETT E. MOORE

                           CASTLE DENTAL CENTERS, INC.
                          INDEX TO FINANCIAL STATEMENTS
                                                                         PAGE
                                                                         ----
AUDITED FINANCIAL STATEMENTS

   Report of Independent Accountants......................................F-2

   Consolidated Balance Sheets as of December 31, 1998 and 1999...........F-3

   Consolidated Statements of Operations for the years ended
     December 31, 1997, 1998 and 1999.....................................F-4

   Consolidated Statements of Changes in Stockholders' Equity
     (Deficit) for the years ended December 31, 1997, 1998 and 1999.......F-5

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1998 and 1999.....................................F-6

   Notes to Financial Statements..........................................F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Castle Dental Centers, Inc.:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Castle Dental Centers, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




April 26, 2000,
except for the second paragraph of Note 4, as to which the date is May 19, 2000.
Houston, Texas

                           CASTLE DENTAL CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                        DECEMBER 31,
                                                                                  -----------------------
                                                                                    1998          1999
                                                                                  ---------     ---------
                                      ASSETS
Current assets:
  Cash and cash equivalents ..................................................    $     695     $      59
  Patient receivables, net of allowance for uncollectible accounts of
    $8,508 and $13,588 in 1998 and 1999, respectively ........................       10,700        16,928
  Unbilled patient receivables, net of allowance for uncollectible accounts of
    $658 and $904 in 1998 and 1999, respectively .............................        3,251         4,667
  Prepaid expenses and other current assets ..................................        2,887         4,199
  Deferred income taxes ......................................................        1,809         2,488
                                                                                  ---------     ---------
              Total current assets ...........................................       19,342        28,341
                                                                                  ---------     ---------
  Property and equipment, net ................................................       13,861        20,361
  Intangibles, net ...........................................................       65,956        64,020
  Other assets ...............................................................          876         2,260
                                                                                  ---------     ---------
              Total assets ...................................................    $ 100,035     $ 114,982
                                                                                  =========     =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ..........................................    $   1,795     $   2,192
  Accounts payable and accrued liabilities ...................................        6,676         9,855
  Deferred compensation payable, related party ...............................          526           526
                                                                                  ---------     ---------
              Total current liabilities ......................................        8,997        12,573
                                                                                  ---------     ---------

Long-term debt, net of current portion .......................................       44,411        53,996
Other long-term liabilities, related party ...................................          526          --
Deferred income taxes ........................................................        5,401         6,896
Minority interest ............................................................        4,303         4,354
Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized,
  6,417,206 shares issued and outstanding in 1998 and 1999 ...................            6             6
  Additional paid-in capital .................................................       42,516        42,086
  Accumulated deficit ........................................................       (6,125)       (4,929)
                                                                                  ---------     ---------
              Total stockholders' equity .....................................       36,397        37,163
                                                                                  ---------     ---------
              Total liabilities and stockholders' equity .....................    $ 100,035     $ 114,982
                                                                                  =========     =========

         The accompanying notes are an integral part of the consolidated financial statements.

                           CASTLE DENTAL CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                        YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     1997         1998         1999
                                                   --------     --------     --------
Net patient revenues ..........................    $ 46,225     $ 74,823     $102,701
Expenses:
  Dentist salaries and other professional costs      11,325       18,516       26,984
  Clinical salaries ...........................      10,248       16,612       21,408
  Dental supplies and laboratory fees .........       4,335        7,197        9,641
  Rental and lease expense ....................       2,590        4,091        6,203
  Advertising and marketing ...................       2,033        2,763        3,650
  Depreciation and amortization ...............       2,132        3,615        5,941
  Other operating expenses ....................       4,314        6,976       10,314
  General and administrative ..................       5,929        8,145       10,909
                                                   --------     --------     --------
      Total expenses ..........................      42,906       67,915       95,050
                                                   --------     --------     --------
Operating income ..............................       3,319        6,908        7,651
Litigation settlement .........................        --           --          1,366
Interest expense ..............................       2,792        1,889        4,220
Other (income) expense ........................         (84)         (57)          34
                                                   --------     --------     --------
Income before income taxes
  and extraordinary loss ......................         611        5,076        2,031
Provision for income taxes ....................         200        1,490          835
                                                   --------     --------     --------
Income before extraordinary loss ..............         411        3,586        1,196
Extraordinary loss ............................      (3,195)        --           --
                                                   --------     --------     --------
Net income (loss) .............................      (2,784)       3,586        1,196
Preferred stock dividends .....................      (1,930)        --           --
                                                   --------     --------     --------
Net income (loss) attributable to common stock     $ (4,714)    $  3,586     $  1,196
                                                   ========     ========     ========

Income (loss) per common share:
  Basic and diluted:
    Income before extraordinary loss ..........    $   0.10     $   0.54     $   0.18
    Extraordinary loss ........................       (0.78)        --           --
                                                   --------     --------     --------
      Net income (loss) .......................    $  (0.68)    $   0.54     $   0.18
                                                   ========     ========     ========
Weighted average number of common and
common equivalent shares outstanding
  Basic .......................................       4,100        6,586        6,825
                                                   ========     ========     ========
  Diluted .....................................       4,132        6,608        6,850
                                                   ========     ========     ========

         The accompanying notes are an integral part of the consolidated financial statements.

                           CASTLE DENTAL CENTERS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        (in thousands, except share data)

                                                                    ADDITIONAL                STOCKHOLDERS'
                                              COMMON STOCK           PAID-IN     ACCUMULATED     EQUITY
                                            SHARES      AMOUNT       CAPITAL       DEFICIT      (DEFICIT)
                                          ---------    ---------    ---------     ---------     ---------
Balance, January 1, 1997 ...............  2,331,996    $       2    $   3,416     $  (6,927)    $  (3,509)
    Issuance of common stock - Initial
       Public Offering .................  2,784,000            3       31,743          --          31,746
    Conversion of Series A Preferred
       Stock ...........................    705,552            1        3,228          --           3,229
    Conversion of Series C Preferred
       Stock ...........................    242,691         --          2,670          --           2,670
    Issuance of common stock in
       connection with an acquisition ..    165,000         --          1,691          --           1,691
    Accretion of discount on
       preferred stock .................       --           --         (1,930)         --          (1,930)
    Net loss ...........................       --           --           --          (2,784)       (2,784)
                                          ---------    ---------    ---------     ---------     ---------
Balance, December 31, 1997 .............  6,229,239            6       40,818        (9,711)       31,113
    Issuance of common stock in
       connection with acquisitions ....    187,967         --          1,698          --           1,698
    Net income .........................       --           --           --           3,586         3,586
                                          ---------    ---------    ---------     ---------     ---------
Balance, December 31, 1998 .............  6,417,206            6       42,516        (6,125)       36,397
    Exchange of consideration for
      acquisition ......................       --           --           (430)         --            (430)
    Net income .........................       --           --           --           1,196         1,196
                                          ---------    ---------    ---------     ---------     ---------
Balance, December 31, 1999 .............  6,417,206    $       6    $  42,086     $  (4,929)    $  37,163
                                          =========    =========    =========     =========     =========

         The accompanying notes are an integral part of the consolidated financial statements.

                           CASTLE DENTAL CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------
                                                                        1997         1998         1999
                                                                      --------     --------     --------
Cash flows from operating activities:
Net income (loss) ................................................    $ (2,784)    $  3,586     $  1,196
  Adjustments:
    Provisions for bad debts .....................................       1,897        2,545        4,160
    Depreciation and amortization ................................       2,132        3,615        5,960
    Amortization of debt discount ................................         712         --           --
    Minority interest ............................................        --           --             51
    Deferred income taxes ........................................         100        1,568          816
    Extraordinary loss ...........................................       3,195         --           --
    Changes in operating assets and liabilities:
      Patient receivables ........................................      (3,654)      (5,864)     (10,142)
      Unbilled patient receivables ...............................      (1,046)        (615)      (1,662)
      Prepaid expenses and other current assets ..................        (651)      (1,957)      (1,312)
      Other assets ...............................................         (18)         (45)      (1,372)
      Accounts payable and accrued liabilities ...................         272         (278)       1,931
      Deferred compensation payments to related party ............        (657)        (657)        (526)
                                                                      --------     --------     --------
          Net cash provided by (used in) operating activities ....        (502)       1,898         (900)
                                                                      --------     --------     --------

Cash flows used in investing activities:
  Capital expenditures ...........................................      (1,515)      (6,660)      (9,503)
  Acquisition of affiliated dental practices, net of cash acquired      (5,015)     (30,818)        (667)
  Non-competition agreements .....................................        --           --           (205)
                                                                      --------     --------     --------
          Net cash used in investing activities ..................      (6,530)     (37,478)     (10,375)
                                                                      --------     --------     --------

Cash flows from financing activities:
  Proceeds from issuance of common stock .........................      33,659         --           --
  Proceeds from debt .............................................       2,074       37,000       11,460
  Repayment of debt ..............................................     (24,376)      (3,341)      (1,478)
  Bank overdraft .................................................        --           --            818
  Offering costs .................................................      (1,263)        --           --
  Debt and preferred stock issuance costs ........................        (273)        (292)        (161)
                                                                      --------     --------     --------
          Net cash provided by financing activities ..............       9,821       33,367       10,639
                                                                      --------     --------     --------

Net change in cash and cash equivalents ..........................       2,789       (2,213)        (636)
Cash and cash equivalents, beginning of period ...................         119        2,908          695
                                                                      --------     --------     --------
Cash and cash equivalents, end of period .........................    $  2,908     $    695     $     59
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

    The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements ("Management Services Agreements") with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, in its sole discretion and at any time, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost ("nominee arrangements"). At December 31, 1999, all of the affiliated dental practices were wholly-owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five to forty years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except professional corporations located in California, is generally comprised of three components:
(i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of patient revenues; and, (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements.

    In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated practice and (ii) a management fee in an amount ranging from 15.0% to 30.0% of net patient revenues. With respect to certain professional corporations in California, the Company is paid a bonus equal to 30% of patient revenues in excess average monthly patient revenues over the prior two-year period. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

    REVENUE RECOGNITION

    Net patient revenues represent the estimated realizable amounts to be received from patients, third-party payors and others for services rendered by affiliated dentists. They are reported at established rates reduced by contracted amounts based on agreements with patients, third party payers and others obligated to pay for service rendered. Patient revenues from general dentistry are recognized as the services are performed. Patient revenues from orthodontic services are recognized in accordance with the proportional performance method. Under this method, revenue is recognized as services are performed under the terms of contractual agreements with each patient. Approximately 25% of the services are performed in the first month with the remaining

                           CASTLE DENTAL CENTERS, INC.

services recognized ratably over the remainder of the contract. Billings under each contract, which average approximately 24 months, are made equally throughout the term of the contract, with final payment at the completion of the treatment.

    Net patient revenues include amounts received from capitated managed care contracts that the Company negotiates on behalf of its affiliated dental practices. Under capitated contracts the affiliated dental practice receives a predetermined amount per patient per month in exchange for providing certain necessary covered services to members of the plan. Usually, the capitated plans also provide for supplemental payments and/or co-payments by members for certain higher cost procedures. These contracts typically result in lower average fees for services than the usual and customary fees charges by the Company's affiliated dental practices and may, in certain instances, expose the Company to losses on contracts where the total revenues received are less than the costs of providing such dental care. The Company generally bears the risk of such loss because it consolidates the financial results of its affiliated dental practices. However, most of these contracts are cancelable by either party on 30 to 90 days written notice thereby reducing the risk of long-term adverse impact on the Company. Fees from capitated contracts totaled $5.1 million and $7.4 million in 1998 and 1999, respectively, excluding supplemental payments and co-payments by members. No single contract amounted to a significant portion of the Company's revenues, as each of the Company's regional operations contracts separately with managed care providers. The Company periodically evaluates its capitated managed care contracts by comparing the average reimbursement per procedure plus the total capitation fees per contract to the usual and customary fees charged by the affiliated dental practice.

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

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Interest is capitalized on the construction of new centers. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of depreciable assets. Fully depreciated assets are retained in property and equipment until they are removed from service. Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized. Gains and losses from dispositions are included in operations.

    Useful lives for property and equipment are as follows:

    Equipment ..........................    3 - 7 years

    Leasehold improvements .............    5 - 10 years

    Furniture and fixtures .............    5 - 7 years

    Vehicles ...........................    3 - 5 years

    INTANGIBLE ASSETS

    The Company's acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the affiliated dental practices. As part of the purchase allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. In connection with each acquisition, the Company enters into a long-term management services agreement with each affiliated dental practice, which cannot be terminated by either party without cause. The cost of the management services agreement is amortized on a straight line basis over its term, or such shorter period as may be indicated by the facts and circumstances, as described below. Amortization periods of the

                           CASTLE DENTAL CENTERS, INC.

management services agreements acquired through December 31, 1999 are 25 years.

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

    OTHER ASSETS

    Other assets consist primarily of debt issuance costs and other receivables. The costs related to the issuance of debt are capitalized and amortized using the effective interest method over the lives of the related debt. Other receivables include $339,000 and $238,000 at December 31, 1998 and 1999, respectively, in loans made to executive officers (see Note 12).

    INCOME TAXES

    The Company accounts for income taxes under the liability method. Under this method, deferred taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted marginal tax rates currently in effect.

    ADVERTISING

    Costs incurred for advertising are expensed when incurred.

    PRE-OPENING COSTS

    Facility costs incurred prior to opening a dental center are capitalized and amortized over the life of the lease. All other costs, primarily salaries, are expensed when incurred.

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

                           CASTLE DENTAL CENTERS, INC.

2.  SELECTED BALANCE SHEET INFORMATION:

    The details of certain balance sheet accounts were as follows:

                                                             DECEMBER 31,
                                                       ----------------------
                                                         1998           1999
                                                       -------        -------
                                                           (in thousands)
Property and equipment:
    Equipment ....................................     $ 9,334        $13,644
    Leasehold improvements .......................       6,529          9,265
    Furniture and fixtures .......................       1,553          2,009
    Vehicles .....................................         130            132
    Construction-in-progress .....................       1,213          3,213
                                                       -------        -------
            Total property and equipment .........      18,759         28,263
    Less accumulated depreciation ................       4,898          7,902
                                                       -------        -------
            Property and equipment, net ..........     $13,861        $20,361
                                                       =======        =======

    Depreciation expense was approximately $1.2 million, $1.8 million and $3.0 million for the years ended December 31, 1997, 1998 and 1999, respectively. Capitalized interest cost was $329,000 for the year ended December 31, 1999. There were no amounts capitalized during 1997 and 1998. Fully depreciated assets in use as of December 31, 1998 and 1999 were approximately $1.2 million and $1.3 million, respectively.

                                                           DECEMBER 31,
                                                      -----------------------
                                                        1998            1999
                                                      -------         -------
                                                          (in thousands)
Intangible assets:
    Management services agreements .............      $68,584         $69,251
    Other ......................................          150             355
                                                      -------         -------
        Total intangilbe assets ................       68,734          69,606
Less accumulated amortization ..................        2,778           5,586
                                                      -------         -------
        Intangible assets, net .................      $65,956         $64,020
                                                      =======         =======

    Amortization expense was approximately $900,000, $1.8 million and $2.8 million for the years ended December 31, 1997, 1998 and 1999, respectively.

                                                                  DECEMBER 31,
                                                               -----------------
                                                                1998       1999
                                                               ------     ------
                                                                 (in thousands)
Accounts payable and accrued liabilities:
    Bank overdraft .........................................   $ --       $  818
    Trade ..................................................    3,083      3,792
    Salaries, wages and payroll taxes ......................    1,959      2,021
    Due to patients ........................................    1,420      1,772
    Legal ..................................................     --          991
    Other ..................................................      214        461
                                                               ------     ------
            Total accounts payable and accrued liabilities .   $6,676     $9,855
                                                               ======     ======

                           CASTLE DENTAL CENTERS, INC.

3.  ACQUISITIONS:

    In March 1998, the Company acquired all the outstanding capital stock of Dental World, Inc., a dental practice management company, and the assets of Dental Delivery Services, P.C., a dental professional corporation, both located in Houston, Texas. The purchase price of $2.5 million, including related acquisition expenses, consisted of $2.2 million in cash and 23,342 shares of Company common stock.

    In March 1998, the Company acquired an 80.0% interest in Castle Dental Centers of California L.L.C. ("Castle West"), a company formed to acquire the assets of Dental Consulting Services LLC ("DCS"), a dental practice management company with headquarters in Los Angeles, California. The purchase price of $18.1 million included cash of $10.8 million, $2.7 million in 8% subordinated seller notes payable and an option granted to the sellers to convert a portion of their ownership interests into 407,454 shares of Company common stock (the "conversion right"). The conversion right may be exercised beginning twelve months after the closing date. This convertible ownership interest has been recorded at fair market value. The difference between the estimated fair value of the convertible ownership interest at the acquisition date and the Company's common stock into which it may be converted is being amortized over the period to the earliest conversion date. In connection with these acquisitions, the Company entered into management and consulting agreements with certain employees and former owners of the businesses acquired and into long-term management services agreements with each of the affiliated dental practices. In addition, the former owners of DCS have the right to put all or a portion of their 20% minority ownership in Castle West to the Company, beginning twenty-four months after the closing date, for a combination of cash and common stock. In January 2000, the Company and the former owners of DCS entered into a settlement agreement under which the Company acquired the 20% minority interest and the conversion right. The total consideration paid by the Company was $5.3 million of which $300,000 was paid in November 1999 as a deposit. The amount paid by the Company will be accounted for as additional consideration at the date of the settlement.

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

    In December 1998, the Company acquired the assets of DCA Limited Partnership, L.L.P. ("DCA") and Dental Administrators of Texas Limited Partnership, L.L.P. ("DAI") and 16 related dental practices, located in San Antonio, Texas. The purchase price of $15.8 million, including related acquisition expenses, consisted of $13.2 million in cash, $1.3 million in 6% Subordinated Promissory Notes due December 30, 2001 and 125,000 shares of Company common stock. In addition, the Company entered into non-competition agreements with the shareholders' of DCA and DAI and paid $130,000 in connection therewith in January 1999. As provided for in the Asset Purchase Agreement, $430,000 was payable in December 1999 in connection with a guaranteed amount of the 125,000 shares of Company common stock issued upon the close of the acquisition. In January 2000, the Company paid the $430,000, which was accrued at December 31, 1999 and recorded as a reduction of additional paid-in capital.

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

    The purchase price allocations were originally calculated on a preliminary basis, subject to adjustment should new or additional facts about the business become known. During 1999, the purchase price allocations were adjusted by approximately $667,000 to reflect additional information that became available throughout

                           CASTLE DENTAL CENTERS, INC.

the year.

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

   The estimated fair value of assets acquired and liabilities assumed are summarized as follows:

                                                                                              DECEMBER 31,
                                                                              ------------------------------------------
                                                                                1997             1998             1999
                                                                              --------         --------         --------
                                                                                            (in thousands)

Patient receivables, net ................................................     $    236         $  1,470         $   --
Unbilled patient receivables, net .......................................           37              188             --
Prepaid expenses and other current assets ...............................           31               92             --
Property and equipment, net .............................................          554            3,866             --
Other assets ............................................................            3               93             --
Management services agreements ..........................................        9,934           42,072              667
Accounts payable and accrued liabilities ................................         (452)          (2,019)            --
Deferred taxes ..........................................................         --             (3,149)            --
Long-term debt, assumed .................................................         (138)          (1,254)            --
Minority interest .......................................................         --             (4,305)            --
                                                                              --------         --------         --------
                                                                                10,205           37,054              667
Less: fair value of common stock issued and other equity instruments ....        3,241            1,698             --
Less: issuance of notes payable .........................................        1,449            4,538             --
Less: escrow deposit ....................................................          500             --               --
                                                                              --------         --------         --------
    Cash purchase price, net of cash acquired ...........................     $  5,015         $ 30,818         $    667
                                                                              ========         ========         ========

    Unaudited pro forma combined results of operations, assuming all of the acquisitions occurred at the beginning of the year, are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                --------------------------
                                                  1997              1998
                                                --------          --------

Net patient revenues ....................       $ 63,414          $ 93,473
Net income (loss) .......................         (1,933)            3,918
Income (loss) per common share:
Basic ...................................          (0.42)             0.58
Diluted .................................          (0.41)             0.57

    The unaudited pro forma summary is not necessarily indicative either of results of operations, that would have occurred had the acquisitions been made at the beginning of the periods presented, or of future results of operations of the combined companies.

                           CASTLE DENTAL CENTERS, INC.

4.  LONG-TERM DEBT:

    Long-term debt consisted of the following:

                                                          DECEMBER 31,
                                                   -------------------------
                                                     1998              1999
                                                   -------           -------
                                                         (in thousands)

Revolving credit loans .....................       $39,400           $50,860
Subordinated Seller Notes ..................         5,442             4,393
Other notes payable ........................         1,364               935
                                                   -------           -------
    Total debt .............................        46,206            56,188
Less current portion .......................         1,795             2,192
                                                   -------           -------
    Long-term debt .........................       $44,411           $53,996
                                                   =======           =======

    In December 1998, the Company entered into a credit agreement with a bank group (the "Credit Agreement") that provides for borrowings up to $55.0 million and matures in November 2002. Advances under the Credit Agreement require quarterly interest payments through March 2001 at which time principal becomes payable quarterly based on a five-year amortization with final payment at maturity. Borrowings under the Credit Agreement may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The bank credit facility bears interest at variable rates, which are based upon either the bank's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to the EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. At December 31, 1999, $50.9 million was outstanding under the Credit Agreement and the average interest rate on the Company's bank borrowings was 9.8%.

    In January 2000, the Company amended the Credit Agreement and entered into a senior subordinated note agreement (Subordinated Note Agreement) and a subordinated convertible note agreement (Convertible Note Agreement) with two lenders (Note 15). In March 2000, the Company advised its lenders under the bank credit facility that it was in violation of certain financial covenants of the Credit Agreement. Accordingly, in May 2000, the Company amended the credit facility to cure the covenant violations and to provide additional borrowing availability. In addition, under the May 2000 amended Credit Agreement, capital expenditures for 2000 are limited to no more than $3.5 million, acquisitions are not permitted in 2000, and the payment of any litigation settlement is restricted to no more than $100,000, without consent of the lenders. At September 30, 1999, the Company received waivers concerning violations of certain financial covenants under the Credit Agreement. At May 10, 2000, borrowings under the Credit Agreement were $43.5 million and the average interest rate had increased to 11.2%.

    In 1997, the Company retired approximately $23.9 million of long-term debt with proceeds of an initial public offering. The retirement of debt consisted of $10.4 million of senior subordinated notes, $9.1 million of Bank Credit Facility debt and $4.4 million of promissory notes in connection with certain acquisitions. In connection with the repayment of $9.5 million in 12% Senior Subordinated Debt in September 1997, the Company recognized a $3.2 million extraordinary loss associated with the early retirement of such debt.

    At December 31, 1999, approximately $484,000 (net of accumulated amortization of approximately $238,000) of debt issuance costs had been capitalized in connection with the issuance of the Credit Agreement.

                           CASTLE DENTAL CENTERS, INC.

    The Company has issued various subordinated seller notes payable in connection with certain acquisitions ("Subordinated Seller Notes"). These notes bear interest at varying rates ranging from 6.0% to 9.0%, require quarterly payments of interest and principal, and mature at varying dates ranging from June 2000 through June 2002.

    The aggregate maturities of long-term debt for each of the next five years subsequent to December 31, 1999 were as follows (in thousands):

            2000.....................................      $ 2,192
            2001.....................................       13,081
            2002.....................................       40,915
                                                           -------
                                                           $56,188

5.  COMMITMENTS AND CONTINGENCIES:

    LEASE COMMITMENTS

    Future minimum lease payments under noncancelable operating leases with remaining terms of one or more years consisted of the following at December 31, 1999 (in thousands):

            2000.....................................      $ 5,163
            2001.....................................        4,526
            2002.....................................        3,755
            2003.....................................        3,110
            2004.....................................        2,251
            Thereafter...............................        3,884
                                                           -------
            Total minimum lease obligation...........      $22,689
                                                           =======

    The Company has entered into operating leases for various types of office equipment and for its building facilities. Certain building facility leases include rent escalation clauses. Most leases contain purchase and renewal options at fair market rental values.

    LITIGATION

    In August 1998, the former owner of certain dental practices acquired by the Company in August 1996, filed a lawsuit against the Company in the 190th District Court of Harris County, Texas. The lawsuit alleged that the Company committed various acts of fraud, securities fraud, conspiracy, breach of contract and misrepresentation concerning the value of the Company's common stock issued in the acquisition of the dental practices. In August 1999, the Company settled the lawsuit for $1.4 million.

    In December 1998, a dentist with whom the Company had entered into an agreement to acquire his dental practice filed a demand for arbitration alleging that the Company is liable for damages resulting from the failure to complete the transaction. The transaction was not completed because at least one of the conditions required for closing was not met. The dentist is claiming damages equal to the difference between the purchase price provided for in the agreement of $8.1 million and the fair market value of the practice. The Company believes that the asserted claims are without merit and that it is not liable for damages resulting from these allegations.

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

                           CASTLE DENTAL CENTERS, INC.

6.  INCOME TAXES

    Significant components of the Company's deferred tax assets (liabilities) were as follows:

                                                           DECEMBER 31,
                                                    ------------------------
                                                      1998             1999
                                                    -------          -------
                                                         (in thousands)
Deferred tax assets:
    Net  operating loss carryforward .........      $   756          $   543
    Deferred compensation ....................          400              200
    Allowance for bad debts ..................        1,232            2,018
    Other ....................................           24              114
                                                    -------          -------
          Total deferred assets ..............        2,412            2,875
                                                    -------          -------
Deferred tax liabilities:
    Unbilled receivables .....................       (1,236)          (1,778)
    Loss of Subchapter S status ..............         (211)              (4)
    Management services agreement ............       (4,047)          (4,428)
    Property and equipment ...................         (400)          (1,057)
    Other ....................................         (110)             (16)
                                                    -------          -------
                                                     (6,004)          (7,283)
                                                    -------          -------
Net deferred tax liabilities .................       (3,592)          (4,408)
Less current portion .........................        1,809            2,488
                                                    -------          -------
    Non-current liabilities ..................      $(5,401)         $(6,896)
                                                    =======          =======

    Significant components of the provision for income taxes on continuing operations were as follows:

                                                    YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1997        1998         1999
                                               -------     -------      -------
                                                        (in thousands)
Current tax provision (benefit):
          Federal .........................    $     -     $   (70)     $    17
          State ...........................        100          (8)           2
                                               -------     -------      -------
               Total current ..............        100         (78)          19
                                               -------     -------      -------
Deferred tax provision (benefit):
          Federal .........................         90       1,403          730
          State ...........................         10         165           86
                                               -------     -------      -------
               Total deferred .............        100       1,568          816
                                               -------     -------      -------
Provision (benefit) for income taxes ......    $   200     $ 1,490      $   835
                                               =======     =======      =======

                           CASTLE DENTAL CENTERS, INC.

    The differences between the statutory federal tax rate and the Company's effective tax rate on continuing operations were as follows:

                                                   YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                             1997           1998           1999
                                           -------        -------        -------
                                                       (in thousands)

Tax at U.S. statutory rate (34%) ........  $   208        $ 1,726        $   691
State income taxes, net of federal tax ..       24            203             81
Nondeductible expenses and other ........      (32)            26             63
Change in estimate of net operating
   loss carryforward ....................     --             (465)          --
                                           -------        -------        -------
                                           $   200        $ 1,490        $   835
                                           =======        =======        =======

    At December 31, 1999, the Company had net operating loss carryforwards available to reduce future taxable income of approximately $2.5 million, expiring in 2016. The Company has not recorded a valuation allowance for the potential inability to realize its net deferred tax assets because, after consideration of the affiliated dental practices' historical operating results and the Company's planned operations, management believes that it is more likely than not that the Company will realize those assets.

7.  STOCK OPTION PLANS:

    The Company grants stock options under the Castle Dental Centers, Inc. Omnibus Stock and Incentive Plan, a stock-based incentive compensation plan (the "Employees' Plan"), and the Non-employee Directors' Stock Option Plan (the "Directors' Plan," together the "Plans") which are described below. The Company recognizes stock-based compensation issued to employees at the intrinsic value between the exercise price of options granted and the fair value of stock for which the options may be exercised. However, pro forma disclosures as if the Company recognized stock-based compensation at the fair-value of the options themselves are presented below.

    Under the Employees' Plan, the Company is authorized to issue 1,050,000 shares of Common Stock pursuant to "Awards" granted to officers and key employees in the form of stock options and restricted stock. Under the Directors' Plan, the Company is authorized to issue 150,000 shares of Common Stock to non-employee directors of the Company.

    There are 930,100 and 100,000 options granted under the Employees' Plan and the Directors' Plan, respectively, at December 31, 1999. The Compensation Committee administers the Plans. These stock options have contractual terms of 10 years and have an exercise price no less than the fair market value of the stock at grant date. The options vest at varying rates over a four or five-year period, beginning on the first anniversary of the date of grant.

                           CASTLE DENTAL CENTERS, INC.

    Following is a summary of the status of the Company's stock options as of December 31, 1999 and the changes during the three-year period then ended:

                                                NUMBER OF        WEIGHTED
                                                SHARES OF         AVERAGE
                                               UNDERLYING        EXERCISE
                                                 OPTIONS           PRICE
                                               ----------        ---------

Outstanding at January 1, 1997 ...........         91,750          $10.00
Granted ..................................        562,500           10.67
Excercised ...............................           --              --
Forfeited ................................        (20,000)          10.00
Expired ..................................           --              --
                                               ----------          ------
Outstanding at December 31, 1997 .........        634,250          $10.59
                                               ==========          ======
Excercisable at December 31, 1997 ........         14,350          $10.00
                                               ==========          ======

Granted ..................................        281,750          $ 5.31
Excercised ...............................           --              --
Forfeited ................................        (72,600)          11.03
Expired ..................................           --              --
                                               ----------          ------
Outstanding at December 31, 1998 .........        843,400          $ 8.79
                                               ==========          ======
Excercisable at December 31, 1998 ........        126,680          $10.47
                                               ==========          ======

Granted ..................................        252,650          $ 2.57
Excercised ...............................           --              --
Forfeited ................................        (52,223)           6.23
Expired ..................................        (13,727)           8.93
                                               ----------          ------
Outstanding at December 31, 1999 .........      1,030,100          $ 7.27
                                               ==========          ======
Excercisable at December 31, 1999 ........        287,682          $ 9.34
                                               ==========          ======

 Weighted-average fair value of options granted during the year:

1997 .....................................     $     5.06
1998 .....................................           2.85
1999 .....................................           1.58

    The fair value of each stock option granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0% for each year; expected volatility of 45.0% for 1997, 56.9% for 1998, and 67.9% for 1999; risk-free interest rates are 5.9% for 1997, 4.7% for 1998 and 6.1% for 1999; and the expected lives of the options average five years.

                           CASTLE DENTAL CENTERS, INC.

    The following table summarizes information about stock options outstanding at December 31, 1999:

                               OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                         -------------------------------  ----------------------
                           WEIGHTED   AVERAGE   WEIGHTED     NUMBER     WEIGHTED
                            NUMBER   REMAINING   AVERAGE  EXERCISABLE    AVERAGE
                         OUTSTANDING  CONTRACT  EXERCISE      AT        EXERCISE
RANGE OF EXERCISE PRICE  AT 12/31/99   LIFE       PRICE    12/31/99      PRICE
-----------------------  ----------- ---------  --------  -----------  ---------
$2.00 to $8.00 ........    499,650     9.25     $ 3.77      61,752      $ 5.00
$8.00 to $13.00 .......    530,450     7.65     $10.57      225,930     $10.53
                         ---------                        -----------
                         1,030,100     8.43     $ 7.27      287,682     $ 9.34
                         =========                        ===========

    Had the compensation cost for the Company's stock-based compensation plans been determined using the fair value rather than the intrinsic value of the options, the net loss and basic and diluted net loss per common share for 1997 would approximate $2.9 million or $0.71 per share; the Company's net income and diluted net income per share for 1998 would approximate $3.5 million, or $0.54 per share; the Company's net income and diluted net income per share for 1999 would approximate $796,000, or $0.12 per share.

    The effects of applying fair value accounting in this pro forma disclosure are not indicative of future amounts.

8.  EARNINGS PER SHARE:

    A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                                                          DECEMBER 31,
                                              ----------------------------------
                                                1997          1998         1999
                                              -------       -------      -------
                                                        (in thousands)

Net income (loss) attributable to
   common stock (1) ....................      $(4,714)      $ 3,586      $ 1,196
Preferred stock accretion ..............        1,930          --           --
                                              -------       -------      -------
Net income (loss) ......................       (2,784)        3,586        1,196
Less extraordinary loss ................        3,195          --           --
                                              -------       -------      -------
Income before extraordinary loss .......      $   411       $ 3,586      $ 1,196
                                              =======       =======      =======
Shares (denominator)
     Shares - basic (2) ................        4,100         6,586        6,825
     Options and warrants ..............           32            22           25
                                              -------       -------      -------
     Shares - diluted ..................        4,132         6,608        6,850
                                              =======       =======      =======

    (1) The effect of the preferred stock accretion is excluded from earnings per share. The preferred stock was converted to common stock at a nominal value and those common shares were included in the calculation of Basic shares outstanding for all periods.

    (2) Includes the weighted average of 407,544 shares of common stock issuable upon the exercise of the conversion right.

    Options to purchase an aggregate 125,000 shares of common stock at exercise prices of $13.00 per share were excluded from the calculation of diluted earnings per share for 1997 because their effect would have been antidilutive. The options, which expire in 2007, were still outstanding at December 31, 1997. Options to purchase an aggregate 616,000 shares of common stock at exercise prices of $10.00 to $13.00 per share were

                           CASTLE DENTAL CENTERS, INC.

excluded from the calculation of diluted earnings per share for 1998 because their effect would have been antidilutive. The options, which expire in 2007, were still outstanding at December 31, 1998. Options to purchase an aggregate 604,000 shares of common stock at exercise prices of $6.00 to $13.00 per share were excluded from the calculation of diluted earnings per share for 1999 because their effect would have been antidilutive. The options, 588,300 expiring 2007 and 15,700 expiring 2009, were still outstanding at December 31, 1999.

    A warrant to purchase 56,579 shares of common stock at $11.00 per share was excluded from the calculation of diluted earnings per share for 1997, 1998, and 1999 because its effect would have been antidilutive. The warrant, which expires in December 2000, was still outstanding at December 31, 1999.


9.  DEFINED CONTRIBUTION PLANS:

    In August 1996, the Company adopted a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986 (the "401(k) Plan"). All permanent employees of the Company are eligible to participate in the 401(k) Plan upon the completion of three months of service. The Company may match contributions made by participants under the Plan each year in an amount determined by the Company on a year-to-year basis. The Company did not make any contributions to the Plan in 1997, 1998, or 1999.

10. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                             DECEMBER 31,
                                                      --------------------------
                                                       1997      1998      1999
                                                      ------    ------    ------
                                                            (in thousands)
Cash paid during the period for:
   Interest ......................................    $1,707    $1,803    $3,997
   Income taxes ..................................        44       222       595
Supplemental disclosure of noncash
   investing and financing activities:
   Acquisition stock guarantee payment accrual ...      --        --         430
   Issuance of notes payable for accrued
      interest and purchase of property
      and equipment ..............................       450      --        --
   Issuance of capital lease obligation
      for property and equipment .................       416      --        --
   Issuance of Series B Preferred Stock
      in connection with an acquisition ..........     1,550      --        --
   Issuance of Preferred Stock in connection
      with related party financing ...............     1,144      --        --
   Conversion to common stock of Series A
      and Series C Preferred Stock ...............     5,898      --        --
   Conversion of Series B Preferred Stock
      to subordinated notes ......................      --       1,550      --

11. CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

    CREDIT RISK

    The Company grants customers credit in the normal course of business. The Company does not require collateral on the extension of credit. Procedures are in effect to monitor the creditworthiness of customers and appropriate allowances are made to reduce accounts to their net realizable values.

    The Company maintains cash balances at various financial institutions. Accounts at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in

                           CASTLE DENTAL CENTERS, INC.

such accounts.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.

    The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit approximate fair values due to the short-term maturities of these instruments. The carrying amounts of the Company's long-term borrowings as of December 31, 1998 and 1999, respectively, approximate their fair value based on the Company's current incremental borrowing rates for similar type of borrowing arrangements.

12. RELATED PARTY TRANSACTIONS:

    The Company maintains a management services agreement with one of the Company's affiliated dental practices in Texas pursuant to which the sole shareholder of the affiliated dental practice, a member of the Board of Directors of the Company, receives an annual salary of $100,000 to take actions necessary to maintain the dental license for the affiliated dental practice in the state of Texas, for as long as he holds such license and is the sole shareholder of the practice. Such compensation arrangement was negotiated between the shareholder and previously unaffiliated investors in the Company. In 1995, in connection with the Company's acquisition of the assets of the shareholder's dental practice, the Company entered into a deferred compensation agreement with the shareholder pursuant to which the Company agreed to pay the shareholder $2.6 million in 20 quarterly installments of $131,500, beginning March 1996. As of December 31, 1999, there was $526,000 payable to the shareholder under the terms of the deferred compensation agreement.

    At December 31, 1998 and 1999, three executive officers of the Company had outstanding loans in the aggregate amount of $339,000 and $307,000 from the Company. These loans are repayable over varying periods ranging from one to five years and bear interest at rates ranging from zero to six percent.

    A director of the Company is a Managing Director of The GulfStar Group, Inc. ("GulfStar"), which has provided investment banking and advisory services to the Company. The Company paid $183,000 during 1998 in investment banking fees to GulfStar. The Company made no payments to Gulfstar during 1997 and 1999.

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

    The Company entered into a lease agreement with Goforth, Inc., a company owned by the Company's chairman and chief executive officer (the "Affiliate"). The Company has agreed to pay the Affiliate a minimum guaranteed rental of $12,000 per month through January 2001 and $13,200 per month from January 2001 through January 2006 for rental of a dental center. The Company has also agreed to pay additional rent of approximately $1,600 per month for insurance, taxes and common area maintenance. The Company paid $174,000 under this agreement during 1997, 1998 and 1999.

                           CASTLE DENTAL CENTERS, INC.

13. QUARTERLY FINANCIAL DATA (UNAUDITED):

                                     FIRST      SECOND       THIRD      FOURTH
                                   --------    --------    --------    --------
                                       (in thousands, except per share data)

 1998
    Net patient revenues ......    $ 14,541    $ 19,679    $ 20,175    $ 20,427
    Operating income ..........       1,076       1,713       1,973       2,146
    Net income ................         662         781       1,021       1,122
    Basic and diluted
       earnings per share (1) .    $   0.11    $   0.12    $   0.15    $   0.17

 1999
    Net patient revenues ......    $ 25,167    $ 25,661    $ 26,092    $ 25,781
    Operating income ..........       2,639       2,565       2,033         414
    Net income (loss) .........       1,003         107         507        (421)
    Basic and diluted
       earnings per share (1) .    $   0.15    $   0.02    $   0.07    $  (0.06)

    (1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not equal the total computed for the year due to stock transactions that occurred.

   The Company has restated its previously issued financial statements on Form 10-Q for the third quarter of 1999. The restatement is attributable to an increase in the Company's bad debt expense and allowance for doubtful accounts, and capitalization of interest on construction of dental centers. The net impact of these adjustments on the third quarter of 1999 is as follows:

                                                   PREVIOUSLY
                                                    REPORTED         RESTATED
                                                   ----------       ----------
                                                          (in thousands)

Net patient revenues .........................       $26,092          $26,092
Operating income .............................         2,625            2,033
Net income ...................................           856              507
Basic and diluted earnings
   per share .................................       $  0.13          $  0.07

                           CASTLE DENTAL CENTERS, INC.

14. OPERATING SEGMENTS:

    Financial information is provided below for each of the Company's operating regions. The Company measures the performance of its regional operations primarily based on net patient revenues and operating income. There are no inter-regional revenues. The Company's primary measure of profit by which it formulates decisions and communicates to investors and analysts is net income and earnings per share. Financial information internally reported for the Company for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                 YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                             1997          1998          1999
                                          ---------     ---------     ---------
                                                      (in thousands)
Net patient revenues:
       Texas .........................    $  29,631     $  47,464     $  68,362
       Florida .......................        9,650        11,951        12,142
       Tennessee .....................        6,944         7,853        10,236
       California ....................         --           7,555        11,961
                                          ---------     ---------     ---------
      Total revenue ..................       46,225        74,823       102,701
                                          ---------     ---------     ---------

Operating expenses:
       Texas .........................    $  25,460     $  39,865     $  59,406
       Florida .......................        8,708        10,351        11,607
       Tennessee .....................        6,552         7,419         9,276
       California ....................         --           6,289        10,387
      Corporate, general and
         administrative expenses .....        2,186         3,991         4,374
                                          ---------     ---------     ---------
      Total operating expenses .......       42,906        67,915        95,050
                                          ---------     ---------     ---------

Operating income (loss):
       Texas .........................        4,171         7,599         8,956
       Florida .......................          942         1,600           535
       Tennessee .....................          392           434           960
       California ....................         --           1,266         1,574
      Corporate, general and
         administrative expenses .....       (2,186)       (3,991)       (4,374)
                                          ---------     ---------     ---------
           Total operating income ....        3,319         6,908         7,651
Litigation settlement ................         --            --           1,366
Interest expense .....................        2,792         1,889         4,220
Other (income) expense ...............          (84)          (57)           34
                                          ---------     ---------     ---------
Income (loss) before income
   taxes and extraordinary loss ......    $     611     $   5,076     $   2,031
                                          =========     =========     =========

Assets:
       Texas .......................................     $ 37,953      $ 32,201
       Florida .....................................       12,203        11,928
       Tennessee ...................................        6,276         9,320
       California ..................................       20,259        22,302
                                                         --------      --------
           Total assets for
              reportable segments ..................       76,691        75,751
       Other unallocated amounts ...................       23,344        39,231
                                                         --------      --------
           Total assets ............................     $100,035      $114,982
                                                         ========      ========

                           CASTLE DENTAL CENTERS, INC.

15. SUBSEQUENT EVENTS

   In January 2000, the Company amended its Credit Agreement and entered into a senior subordinated note agreement (Subordinated Note Agreement) and a subordinated convertible note agreement (Convertible Note Agreement) with two lenders. The Subordinated Note Agreement and Convertible Note Agreement provide for borrowings of $13.7 million and $1.3 million, respectively. Loans under the Subordinated Note Agreement bear interest at the 90-day LIBOR rate plus five and one-half percent, payable quarterly, and are due in eight quarterly installments beginning in the sixty-third month following the closing date. Loans under the Convertible Note Agreement bear interest at the same rate as loans under the Subordinated Note Agreement and are due on demand beginning seven years after the closing date with a final maturity date of January 30, 2009. The convertible note is convertible at any time into 442,880 shares of Company common stock at the request of the holders at a fixed conversion price of $3.1125 per share. The Subordinated Note Agreement and Convertible Note Agreement contain affirmative and negative covenants that require that the Company maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends.

    In January 2000, the Company paid $5.0 million to the former owners of DCS as consideration for entering into a settlement agreement. Under the terms of the settlement agreement, the Company acquired the 20% minority interest and the conversion right held by the former owners of DCS (Note 3).

    In January 2000, the Company paid the former owners of DCA and DCI approximately $430,000 pursuant to the terms of the Asset Purchase Agreement (Note 3).

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



                                             PricewaterhouseCoopers LLP

Houston, Texas
April 26, 2000

                          CASTLE DENTAL CENTERS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSAND)


PATIENT RECEIVABLES:                                       BALANCE                                                         BALANCE
                                                          BEGINNING      CHARGED TO                                        AT END
                                                           OF YEAR        EXPENSES      DEDUCTIONS      OTHER(1)           OF YEAR
                                                           -------        -------        -------        -------            -------
Year ended December 31, 1997:
  Allowance for uncollectible accounts -
    patient receivables ...........................        $ 2,425        $ 1,698        $   451        $   257(1)         $ 3,929
                                                           =======        =======        =======        =======            =======

Year ended December 31, 1998:
  Allowance for uncollectible accounts -
    patient receivables ...........................        $ 3,929        $ 2,474        $ 1,092        $ 3,197(1)         $ 8,508
                                                           =======        =======        =======        =======            =======

Year ended December 31, 1999:
  Allowance for uncollectible accounts -
    patient receivables ...........................        $ 8,508        $ 3,914        $  --          $ 1,166(1)(2)      $13,588
                                                           =======        =======        =======        =======            =======


                                                           BALANCE                                                         BALANCE
UNBILLED PATIENT RECEIVABLES                              BEGINNING      CHARGED TO                                        AT END
                                                           OF YEAR        EXPENSES      DEDUCTIONS      OTHER(1)           OF YEAR
                                                           -------        -------        -------        -------            -------

Year ended December 31, 1997:
  Allowance for uncollectible accounts -
    unbilled patient receivables ..................        $   361        $   199        $  --          $     8            $   568
                                                           =======        =======        =======        =======            =======

Year ended December 31, 1998:
  Allowance for uncollectible accounts -
    unbilled patient receivables ..................        $   568        $    71        $    30        $    49            $   658
                                                           =======        =======        =======        =======            =======

Year ended December 31, 1999:
  Allowance for uncollectible accounts -
    unbilled patient receivables ..................        $   658        $   246        $  --          $  --              $   904
                                                           =======        =======        =======        =======            =======

(1) Acquired allowances for uncollectible accounts of affiliated dental practices.

(2) Adjustments to patient accounts that are charged to the allowance for doubtful accounts.

   (a)(3) EXHIBITS

    EXHIBIT
    NUMBER                        DESCRIPTION OF EXHIBIT
    -------                       ----------------------

      *3.1   --   Certificate of Incorporation of Castle Dental Centers,
                  Inc., as amended.

      *3.2   --   Certificate of Amendment to Certificate of Incorporation of
                  Castle Dental Centers, Inc., dated August 28, 1996.

      *3.3   --   Certificate of Amendment of Certificate of Incorporation of
                  Castle Dental Centers, Inc., dated June 16, 1997.

      *3.4   --   Bylaws of Castle Dental Centers, Inc.

      *3.5   --   Amendment to Bylaws of Castle Dental Centers, Inc. dated
                  August 16, 1996.

      *4.1   --   Form of Certificate representing the Common Stock, par
                  value $.001 per share, of Castle Dental Centers, Inc.

      *4.2   --   Registration Rights Agreement dated December 18, 1995,
                  among Castle Dental Centers, Inc. and Delaware State
                  Employees' Retirement Fund, Declaration of Trust for Defined
                  Benefit Plan of ICI American Holdings, Inc., Declaration of
                  Trust for Defined Benefit Plan of Zeneca Holdings, Inc. and certain stockholders and investors in the Company.

       4.3   --   Stockholders Agreement dated as of January 31, 2000, by and among Castle Dental Centers, Inc., Heller Financial, Inc.,
                  Midwest Mezzanine Fund II, L.P., and certain stockholders and investors in the Company.

       4.4   --   Registration Rights Agreement dated as of January 31, 2000, by and among Castle Dental Centers, Inc., Heller Financial,
                  Inc., Midwest Mezzanine Fund II, L.P., and certain stockholders and investors in the Company.

     *10.1   --   Management Services Agreement effective December 18, 1995
                  by and between Castle Dental Centers of Texas, Inc. and Jack
                  H. Castle, D.D.S., P.C.

     *10.2   --   Amendment to Management Services Agreement between Castle
                  Dental Centers of Texas, Inc. and Jack H. Castle, D.D.S.,
                  P.C., dated as of August 15, 1996.

     *10.3   --   Indemnity Agreement dated December 18, 1995 by and between
                  Castle Dental Centers, Inc. and G. Kent Kahle.

     *10.4   --   Indemnity Agreement dated December 18, 1995, by and between
                  Castle Dental Centers, Inc. and Jack H. Castle, D.D.S.

     *10.5   --   Indemnity Agreement dated December 18, 1995 by and between
                  Castle Dental Centers, Inc. and Jack H. Castle, Jr.

     *10.6   --   Indemnity Agreement dated December 18, 1995 by and between
                  Castle Dental Centers, Inc. and Robert J. Cresci.

     *10.7   --   Indemnity Agreement dated August 16, 1996 by and between
                  Castle Dental Centers, Inc. and Elizabeth A. Tilney.

     *10.8   --   Management Services Agreement effective May 19, 1996 by and between Castle Dental Centers of Florida, Inc. and Castle 1st
                  Dental Care, P.A.

     *10.9   --   Amendment to Management Services Agreement between Castle
                  Dental Centers of Florida, Inc. and Castle 1st Dental Care,
                  P.A., dated as of August 16, 1996.

     *10.10  --   Management Services Agreement effective May 31, 1996 by and between Castle Dental Centers of Tennessee, Inc. and Castle
                  Mid-South Dental Center, P.C.

     *10.11  --   Amendment to Management Services Agreement between Castle
                  Dental Centers of Tennessee, Inc. and Castle Mid-South Dental
                  Center, P.C., dated as of August 16, 1996.

     *10.12  --   1996 Castle Dental Centers, Inc. Omnibus Stock and
                  Incentive Plan, as amended.

     *10.13  --   1996 Castle Dental Centers, Inc. Non-Employee Directors'
                  Plan, as amended.

     *10.14  --   Lease dated January 1, 1996 by and between Goforth, Inc.
                  and Family Dental Services of Texas, Inc.

      10.15  --   Form of Subordinated Promissory Note issued to former
                  members of Dental Consulting Services, LLC ("DCS").
                  (Incorporated by reference from the Company's Form 8-K dated as of March 30, 1998.)

      10.16  --   Form of Subordination Agreement entered into between each
                  former member of DCS, Castle and NationsBank of Texas, N.A., as Agent. (Incorporated by reference from the Company's Form
                  8-K dated as of March 30, 1998.)

      10.17  --   Asset Purchase Agreement dated as of December 30, 1998, by and among Castle Dental Centers of Texas, Inc., Castle Dental
                  Centers, Inc., and Jack H. Castle, D.D.S., P.C., and DCA
                  Limited Partnership, L.L.P. ("DCA, Ltd."), Dental
                  Administrators of Texas Limited Partnership, L.L.P. ("DAI,
                  Ltd."), Dental Centers of America Paymaster P.C.
                  ("Paymaster"), Bandera Road Dental Center, P.C. ("Bandera"),
                  Ingram Park Family Dental Center, P.C. ("Ingram"), Northeast
                  Family Dental Center, P.C. ("Northeast"), Dental Centers of
                  America at Rolling Oaks Mall, PLLC ("Rolling Oaks"), San Pedro
                  Family Dental Center, P.C. ("San Pedro"), Southpark Family
                  Dental Center, P.C. ("Southpark"), Windsor Park Family Dental
                  Center, P.C. ("Windsor"), Dental Centers of America at Barton
                  Creek Square Mall, PLLC ("Barton Creek"), Dental Centers of
                  America at Lakeline Mall, PLLC ("Lakeline"), Dental Centers of
                  America at Hurst Northeast Mall, PLLC ("Hurst"), Dental
                  Centers of America at Irving Mall, PLLC ("Irving"), Dental
                  Centers of America at Six Flags Mall, PLLC ("Six Flags"),
                  Dental Centers of America at Waco, P.C. ("Waco"), Dental
                  Centers of America at Mesquite, P.C. ("Mesquite"), Dental
                  Centers of America at Sherman, P.C. ("Sherman"), Dental
                  Centers of America at Richardson Square Mall, P.C.
                  ("Richardson" and, collectively with DCA, Ltd., DAI, Ltd.,
                  Paymaster, Bandera, Ingram, Northeast, Rolling Oaks, San
                  Pedro, Southpark, Windsor, Barton Creek, Lakeline, Hurst,
                  Irving, Six Flags, Waco, Mesquite and Sherman, the "DCA
                  Sellers"), Barry E. Solomon, D.D.S., an individual living in
                  San Antonio, Texas ("B. Solomon"), Marc A. Solomon, an individual living in San Antonio, Texas ("M. Solomon"), Hebron
                  D. Cutrer, an individual living in San Antonio, Texas
                  ("Cutrer"), Stan E. Faye, an individual living in San Antonio,
                  Texas ("Faye"), and Robert B. Grau, an individual living in San Antonio, Texas ("Grau", and together with B. Solomon, M.
                  Solomon, Cutrer and Faye, the "DCA Shareholders").
                  (Incorporated by reference from the Company's Form 8-K dated as of December 30, 1998.)

      10.18  --   Form of Subordinated Promissory Note issued to DCA Sellers and/or DCA shareholders. (Incorporated by reference from the Company's Form 8-K dated as of December 30, 1998.)

      10.19  --   Form of Subordination Agreement entered into between each
                  DCA Seller and/or DCA Shareholder receiving a Subordinated
                  Promissory Note, Castle Dental and NationsBank, N.A., as
                  Agent. (Incorporated by reference from the Company's Form 8-K dated as of December 30, 1998.)

      10.20  --   Amended and Restated Credit Agreement dated as of December
                  18, 1998, by and among Castle Dental, NationsBank, N.A., as agent, and the lenders thereunder.

                  (Incorporated by reference from the Company's Form 8-K dated as of December 30, 1998.)

      10.21  --   Third Amendment to Amended and Restated Credit Agreement
                  dated as of January 31, 2000, by and among Castle Dental
                  Centers, Inc., Bank of America, N.A., as agent, and the lenders thereunder.

      10.22  --   Settlement Agreement dated January 28, 2000, between Castle
                  Dental Centers, Inc., Castle Dental Centers of California,
                  L.LC., CDC of California, Inc. and the former owners of DCS.

      10.23  --   Senior Subordinated Note Purchase Agreement dated as of
                  January 31, 2000, is among Castle Dental Centers, Inc., Heller
                  Financial, Inc., and Midwest Mezzanine Fund II, L.P.

      10.24  --   Form of Subordinated Note issued pursuant to Senior
                  Subordinated Note Purchase Agreement dated January 31, 2000.

      10.25  --   Form of Convertible Subordinated Note issued pursuant to
                  Senior Subordinated Note Purchase Agreement dated January 31,
                  2000.

      10.26  --   Fourth Amendment to Amended and Restated Credit Agreement
                  dated effective as of December 31, 1999, by and among Castle
                  Dental Centers, Inc., Bank of America, N.A., as agent, and the lenders thereunder.

      10.27  --   First Amendment to Senior Subordinated Note Purchase Agreement
                  dated as of May 19, 2000, by and among Castle Dental Centers, Inc., Heller Financial, Inc., and Midwest Mezzanine
                  Fund II, L.P.

      21     --   Subsidiaries of the Registrant.

      27.1   --   Financial Data Schedule as of December 31, 1999.

   -------------
   * Incorporated herein by reference to the Company's Registration Statement on Form S-1 (registration number 333-1335)