Form 10-Q
period 2000-03-31
CASTLE DENTAL CENTERS INC
filed 2000-05-22
CIK 1018152

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                Yes   [X]                                 No  [ ]

      The number of shares of Common Stock issued and outstanding, par value, $0.001 per share, as of May 12, 2000 was 6,417,206.

                           CASTLE DENTAL CENTERS, INC.

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
           December 31, 1999 and March 31, 2000............................    3

           Condensed Consolidated Statements of Operations
           For the Three Months Ended March 31, 1999 and 2000 .............    4

           Condensed Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 1999 and 2000..............    5

           Notes to Condensed Consolidated Financial Statements............    6

         Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................   10

         Item 3. Quantitative and Qualitative Disclosures About Market
           Risk............................................................   14

PART II.
         Item 1. Legal Proceedings.........................................   14

         Item 2. Changes in Securities and Use of Proceeds.................   14

         Item 3. Defaults Upon Senior Securities...........................   14

         Item 4. Submission of Matters to a Vote of Security Holders.......   15

         Item 5. Other Information.........................................   15

         Item 6. Exhibits and Reports on Form 8-K..........................   15

SIGNATURES.................................................................   16

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           CASTLE DENTAL CENTERS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                  March 31,
                                                                                  December 31,      2000
                                                                                     1999        (Unaudited)
                                                                                  ------------    ---------
                                     ASSETS

Current assets:
  Cash and cash equivalents ...................................................   $         59    $   1,031
  Patient receivables, net ....................................................         16,928       17,285
  Unbilled patient receivables, net ...........................................          4,667        4,867
  Prepaid expenses and other current assets ...................................          6,687        5,942
                                                                                  ------------    ---------
              Total current assets ............................................         28,341       29,125
                                                                                  ------------    ---------
  Property and equipment, net .................................................         20,361       21,044
  Intangibles, net ............................................................         64,020       63,582
  Other assets ................................................................          2,260        2,739
                                                                                  ------------    ---------
              Total assets ....................................................   $    114,982    $ 116,490
                                                                                  ============    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ...........................................   $      2,192    $   5,454
  Accounts payable and accrued liabilities ....................................          9,855        9,305
  Deferred compensation payable, related party ................................            526          395
                                                                                  ------------    ---------
              Total current liabilities .......................................         12,573       15,154
                                                                                  ------------    ---------
Long-term debt, net of current portion ........................................         53,996       58,041
Deferred income taxes .........................................................          6,896        5,820
Minority interest .............................................................          4,354         --
Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized, 6,417,206 shares issued and outstanding at December 31, 1999 and March 31, 20000,
    respectively ..............................................................              6            6
  Additional paid-in capital ..................................................         42,086       42,086
  Accumulated deficit .........................................................         (4,929)      (4,617)
                                                                                  ------------    ---------
              Total stockholders' equity ......................................         37,163       37,475
                                                                                  ------------    ---------
              Total liabilities and stockholders' equity ......................   $    114,982    $ 116,490
                                                                                  ============    =========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                           CASTLE DENTAL CENTERS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                             1999        2000
                                                           --------    --------
                                                              (in thousands)

Net patient revenues ..................................    $ 25,167    $ 26,530

Expenses:
    Dentist salaries and other professional costs .....       6,598       6,978
    Clinical salaries .................................       5,329       5,034
    Dental supplies and laboratory fees ...............       2,294       2,685
    Rental and lease expense ..........................       1,447       1,661
    Advertising and marketing .........................         814         951
    Depreciation and amortization .....................       1,413       1,637
    Other operating expenses ..........................       1,469       1,715
    Bad debt expense ..................................         755       1,169
    General and administrative ........................       2,409       2,756
                                                           --------    --------
      Total expenses ..................................      22,528      24,586
                                                           --------    --------
Operating income ......................................       2,639       1,944

Interest expense ......................................         993       1,434
Other (income) expense, net ...........................           1          (2)
                                                           --------    --------
Income before income taxes ............................       1,645         512

Provision for income taxes ............................         642         200
                                                           --------    --------
Net income ............................................    $  1,003    $    312
                                                           ========    ========
Income per common share:
    Basic .............................................    $   0.15    $   0.05
                                                           ========    ========
    Diluted ...........................................    $   0.15    $   0.05
                                                           ========    ========
Weighted average number of common and
    common equivalent shares outstanding
    Basic .............................................       6,825       6,552
                                                           ========    ========
    Diluted ...........................................       6,873       6,912
                                                           ========    ========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                           CASTLE DENTAL CENTERS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     ------------------------
                                                                        1999          2000
                                                                     ----------    ----------
                                                                          (in thousands)
Net cash provided by operating activities ........................   $    1,756    $    1,183
Investing activities:
  Capital expenditures ...........................................       (2,822)       (1,558)
  Acquisition of affiliated dental practices, net of cash acquired         (214)       (5,022)
                                                                     ----------    ----------
Net cash used in investing activities ............................       (3,036)       (6,580)
                                                                     ----------    ----------
Financing activities:
  Payments of long-term debt and capital lease obligations .......         (588)       (8,004)
  Proceeds from debt .............................................        1,600        15,170
  Debt issuance costs ............................................         --            (797)
                                                                     ----------    ----------
Net cash provided by financing activities ........................        1,012         6,369
                                                                     ----------    ----------
Net change in cash and cash equivalents ..........................         (268)          972
Cash and cash equivalents, beginning of the period ...............          695            59
                                                                     ----------    ----------
Cash and cash equivalents, end of the period .....................   $      427    $    1,031
                                                                     ==========    ==========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements

                           CASTLE DENTAL CENTERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

   Castle Dental Centers, Inc. and subsidiaries (the "Company") provide administrative and management services, non-healthcare personnel, facilities and equipment to certain professional corporations in Texas, Florida, California and Tennessee ("affiliated dental practices") under long-term management services agreements.

   The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements ("Management Services Agreements) with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, in its sole discretion and at any time, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost ("nominee arrangements"). At March 31, 2000, all of the affiliated dental practices were wholly-owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five to forty years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except professional corporations located in California, is generally comprised of three components:
(i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of patient revenues; and, (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated practice and (ii) a management fee in an amount ranging from 15.0% to 30.0% of net patient revenues. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

   The accompanying unaudited consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 1999 and 2000 include the accounts of the Company and its majority owned management company subsidiaries and the affiliated dental practices. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the Company's annual financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission, and should be read in conjunction therewith. In management's opinion, the unaudited consolidated financial statements include all

                           CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

2. EARNINGS PER SHARE:

   Basic earnings per share for all periods presented equals net income divided by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflects the effect of dilutive stock options, warrants and convertible debt.

3. ACQUISITIONS

   In January 2000, the Company entered into a settlement agreement with Dental Consulting Services, LLC ("DCS"), a 20% shareholder in the Company's California entity Castle West. Pursuant to the terms of the settlement agreement, the Company acquired the 20% minority interest and a conversion right held by DCS. Total consideration paid by the Company was $5.3 million of which $300,000 was paid in November 1999 as a deposit. The additional consideration was recorded as follows:


        Prepaid expenses and other current assets .............         $  (334)
        Other assets ..........................................            (305)
        Management services agreements ........................             132
        Accounts payable and accrued liabilities ..............            (100)
        Deferred income taxes .................................           1,275
        Minority interest .....................................           4,354
                                                                        -------
            Cash purchase price, net of cash acquired .........         $ 5,022
                                                                        =======

4.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

   The Company maintains a revolving credit agreement with its bank (the "Credit Agreement") which provides for borrowings up to $55.0 million and matures November 2002. Revolving credit advances under the Credit Agreement require quarterly interest payments through December 2000 when principal becomes payable based on a five-year quarterly amortization and a final payment at maturity. Borrowings under the bank credit facility may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon (a) either (i) the bank's base rate or (ii) LIBOR plus (b) a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all of the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the creation or existence of liens and set certain restrictions on acquisitions, mergers, sale of assets and restrict the payment of dividends. At March 31, 2000, approximately $43.5 million was outstanding under the Credit Agreement.

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

                           CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     In March 2000, the Company advised its lenders under the Credit Agreement that it was in violation of certain financial covenants of the Credit Agreement. Accordingly, in May 2000, the Company amended the credit facility to cure the covenant violations and to provide additional borrowing availability. In addition, under the May 2000 amended Credit Agreement, capital expenditures for 2000 are limited to no more than $3.5 million, further acquisitions are not permitted in 2000, and the payment of any litigation settlement is restricted to no more than $100,000, without consent of the lenders.

5. COMMITMENTS AND CONTINGENCIES:

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

                           CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. SEGMENT INFORMATION

The following table sets forth the financial information with respect to the Company and its reportable segments:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                             1999        2000
                                                           --------    --------
Net patient revenues:
      Texas ............................................   $ 16,307    $ 17,607
      Florida ..........................................      3,210       2,963
      Tennessee ........................................      2,276       3,180
      California .......................................      3,374       2,780
                                                           --------    --------
      Total revenue ....................................     25,167      26,530
                                                           --------    --------
Operating expenses:
      Texas ............................................     13,879      15,076
      Florida ..........................................      3,005       2,805
      Tennessee ........................................      2,059       2,893
      California .......................................      2,547       2,297
      Corporate, general and administrative expenses ...      1,038       1,515
                                                           --------    --------
      Total operating expenses .........................     22,528      24,586
                                                           --------    --------
Operating income:
      Texas ............................................      2,428       2,531
      Florida ..........................................        205         158
      Tennessee ........................................        217         287
      California .......................................        827         483
      Corporate, general and administrative expenses ...     (1,038)     (1,515)
                                                           --------    --------
      Total operating income ...........................      2,639       1,944
                                                           --------    --------
Interest expense .......................................        993       1,434
Other (income) expense .................................          1          (2)
                                                           --------    --------
Income before income taxes .............................   $  1,645    $    512
                                                           ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND SECTION 21B OF THE SECURITIES AND EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, AMONG OTHERS, THE CHANGING ENVIRONMENT FOR DENTAL HEALTH CARE, THE PACE OF THE COMPANY'S DEVELOPMENT AND ACQUISITION ACTIVITIES, THE REIMBURSEMENT RATES FOR DENTAL SERVICES, AND OTHER RISK FACTORS DETAILED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, AS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

   The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, California and Tennessee. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At March 31, 2000 the Company managed 105 dental centers with approximately 235 affiliated dentists, orthodontists and specialists.

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

RESULTS OF OPERATIONS

   The following table sets forth the percentages of patient revenues represented by certain items reflected in the Company's Income Statement. The information that follows should be read in conjunction with the Annual audited Financial Statements and notes thereto of the Company included in the Company's Form 10-K filed with the Securities and Exchange Commission, as well as the Unaudited Financial Information, included in this Form 10-Q.

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                             1999        2000
                                                           --------    --------
Net patient revenues ...................................      100.0%      100.0%
Expenses:
    Dentist salaries and other professional costs ......       26.2%       26.3%
    Clinical salaries ..................................       21.2%       19.0%
    Dental supplies and laboratory fees ................        9.1%       10.1%
    Rental and lease expense ...........................        5.7%        6.3%
    Advertising and marketing ..........................        3.2%        3.6%
    Depreciation and amortization ......................        5.6%        6.2%
    Other operating expenses ...........................        5.8%        6.5%
    Bad debt expense ...................................        3.0%        4.4%
    General and administrative .........................        9.6%       10.4%
                                                           --------    --------
      Total expenses ...................................       89.5%       92.7%
                                                           --------    --------
Operating income .......................................       10.5%        7.3%
Interest expense .......................................        3.9%        5.4%
Other (income) expense, net ............................       --          --
                                                           --------    --------
Income before income taxes .............................        6.5%        1.9%
Provision for income taxes .............................        2.6%        0.8%
                                                           --------    --------
Net income .............................................        4.0%        1.2%
                                                           ========    ========

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

   NET PATIENT REVENUE - Net patient revenues of affiliated dental practices increased from $25.2 million for the three months ended March 31, 1999 to $26.5 million for the same period of 2000, an increase of $1.4 million or 5.2%. Approximately, $1.8 million of the increase was attributable to the opening of 13 de novo offices in Houston, Dallas, San Antonio, and Corpus Christi, Texas, Florida and Nashville, Tennessee. Patient revenues for dental centers open for more than one year increased approximately $0.1 million from the first quarter of 1999, offset by decreased revenues of approximately $0.6 million from four dental centers closed in the last year.

   DENTIST SALARIES AND OTHER PROFESSIONAL COSTS - Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the three months ended March 31, 2000, dentist salaries and other professional costs were $7.0 million, an increase of $0.4 million or 5.8% from the comparable period of 1999. The increase was due primarily to staffing of new dental centers. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs were relatively unchanged, amounting to 26.3% for the three months ended March 31, 2000 compared to 26.2% for the comparable period last year.

   CLINIC SALARIES - Clinic salaries decreased from $5.3 million for the three months ended March 31, 1999, to $5.0 million for the three months ended March 31, 2000, a decrease of $0.3 million or 5.5%. Reduced personnel levels in existing dental centers accounted for the decrease. Expressed as a percentage of net patient revenues, clinic salaries decreased from 21.2% for three months ended March 31, 1999 to 19.0% for the comparable 2000 period.

   DENTAL SUPPLIES AND LABORATORY FEES - Dental supplies and laboratory fees increased from $2.3 million for the three months ended March 31, 1999 to $2.7 million for the three months ended March 31, 2000, an increase of $0.4 million or 17.0%. The increase is attributable to additional dental supplies required for the opening of de novo dental centers. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 9.1% for the three months ended March 31, 1999 to 10.1% for the three months ended March 31, 2000.

   RENT AND LEASE EXPENSE - Rent and lease expense increased from $1.4 million for the three months ended March 31, 1999, to $1.7 million for the three months ended March 31, 2000, an increase of $0.2 million or 14.8%. The opening of 13 de novo centers in Texas, Florida and Tennessee and scheduled increases in existing leases accounted for the increase. Expressed as a percentage of net patient revenues, rent and lease expense increased from 5.7% for three months ended March 31, 1999 to 6.3% for the three month period ended March 31, 2000.

   ADVERTISING AND MARKETING - Advertising and marketing expense increased from $0.8 million for the three months ended March 31, 1999, to $0.9 million for the three months ended March 31, 2000, an increase of $0.1 million or 16.8%. The increase was attributable to the direct mail advertising for de novo dental centers and increased television advertising in the San Antonio and Dallas/Fort Worth markets. Expressed as a percentage of net patient revenues, advertising and marketing increased from 3.2% to 3.6% for the three months ended March 31, 1999 and 2000, respectively.

   DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased from $1.4 million for the three months ended March 31, 1999, to $1.6 million for the three months ended March 31, 2000, an increase of $0.2 million or 15.8%. The increase is attributable to the depreciation of leasehold improvements and dental equipment associated with the opening of 13 de novo dental centers in Texas, Florida and Tennessee. Expressed as a percentage of net patient revenues, depreciation and amortization increased from to 6.2% for the three months ended March 31, 2000, from 5.6% in the prior year period.

   OTHER OPERATING EXPENSES - Other operating expenses increased from $1.5 million for the three months ended March 31, 1999, to $1.7 million for the three months ended March 31, 2000, an increase of $0.2 million or 16.7%. Other operating expenses represent expenses related to the operation of the Company's dental centers. The increase is attributable primarily to additional operating expenses associated with the opening of de novo dental centers. Expressed as a percentage of net patient revenues, other operating expenses increased from 5.8% for the three months ended March 31, 1999 to 6.5% for the comparable 2000 period.

   BAD DEBT EXPENSE - Bad debt expense increased from $0.8 million for the three months ended March 31, 1999 to $1.2 million for the three months ended March 31, 2000, an increase of $0.4 million or 14.4%. An increase in the Company's allowance for uncollectable patient receivables resulting from a higher level of patient receivables accounted for the increase in bad debt expense. Expressed as a percentage of net patient revenues, bad debt expense increased from 3.0% for the three months ended March 31, 1999 to 4.4% for the same period of 2000.

   GENERAL & ADMINISTRATIVE EXPENSE - General and administrative expenses increased from $2.4 million for the three months ended March 31, 1999, to $2.8 million for the three months ended March 31, 2000, an increase of $0.4 million, or 14.4%. The increase resulted primarily from higher personnel and general corporate expenses at the Company's headquarters in Houston. Expressed as a percentage of net patient revenues, general and administrative expense increased from 9.6% for the three months ended March 31, 1999 to 10.4% for the comparable period of 2000.

   INTEREST EXPENSE - Interest expense increased from $1.0 million for the three months ended March 31, 1999 to $1.4 million for three months ended March 31, 2000, an increase of $0.4 million or 40%. The increase is attributable to higher borrowings and an increase in the Company's variable interest rate under the Credit Agreement.

   PROVISION FOR INCOME TAXES - The provision for income taxes decreased from $0.6 million for the three months ended March 31, 1999, to $0.2 million for the three months ended March 31, 2000, an decrease of $0.4 million, or 68.8%, resulting from decreased income before income taxes. The Company's effective income tax rate was 39.0% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 2000 the Company had net working capital of $14.0 million, representing a decrease in working capital of $1.8 million from net working capital of $15.8 million at December 31, 1999. Current assets consisted of cash and cash equivalents of $1.0 million, billed and unbilled accounts receivable of $22.2 million and prepaid expenses and other current assets, including deferred income taxes, of $5.9 million. These current assets were partially offset by current liabilities of $15.1 million, consisting of $9.3 million in accounts payable and accrued liabilities, $5.4 million in current maturities of long-term debt and $0.4 million of deferred compensation payable to a stockholder.

   For the three months ended March 31, 1999 and 2000, cash provided by operating activities was $1.8 million and $1.2 million, respectively. In the three months ended March 31, 1999, cash used in investing activities amounted to $3.0 million, consisting primarily of $200,000 to fund acquisitions and $2.8 million for capital expenditures. For the three months ended March 31, 2000, cash used in investing activities was $6.6 million, consisting primarily of $5.0 million to acquire a 20% minority interest in the Company's California subsidiary and $1.6 million for capital expenditures. For the three months ended March 31, 1999, cash provided by financing activities totaled $1.0 million representing $1.6 million in advances under the Company's bank credit agreement, offset partially by $0.6 million in repayments of long-term debt and capital lease obligations. For the three months ended March 31, 2000, cash provided by operating activities totaled $6.4 million representing $22.7 million in proceeds from long-term debt offset partially by $15.4 million in repayments of long-term debt and capital lease obligations and payment of $0.8 million in debt issuance costs.

   During the first three months of 2000, the Company's principal sources of liquidity consisted primarily of cash and cash equivalents, net accounts receivable and borrowing availability under the Company's bank credit agreement ("Credit Agreement"). In January 2000, the Company amended its Credit Agreement with its existing banks and entered into a senior subordinated note agreement ("Subordinated Note Agreement") and a subordinated convertible note agreement ("Convertible Note Agreement") with two lenders. In March 2000, the Company advised its lenders under the Credit Agreement that it was in violation of certain financial covenants of the Credit Agreement. Accordingly, in May 2000, the Company again amended its credit facility to cure its covenant violations and to provide additional availability for the Company to complete the de novo dental centers that are under development for 2000.

   The Credit Agreement provides for borrowings up to $55.0 million and matures November 2002. Advances under the Credit Agreement require quarterly interest payments through March 2001 at which time principal becomes payable quarterly based on a five-year amortization with final payment at maturity. Borrowings under the Credit Agreement may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon either the bank's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to the EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from
0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement contains affirmative and negative covenants that require that Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. In addition, under the May 2000 amended Credit Agreement, capital expenditures for 2000 are limited to no more than $3.5 million, further acquisitions are not permitted in 2000, and the payment of any litigation settlement is restricted to no more than $100,000, without consent of the lenders. At March 31, 2000, $43.5 million was outstanding under the Credit Agreement.

   The Subordinated Note Agreement and Convertible Note Agreement provided borrowings of $13.7 and $1.3 million, respectively. Proceeds from these notes were used to reduce borrowings under the bank credit facility, to acquire a 20% minority interest in the Company's California subsidiary and to reduce other accrued liabilities and accounts payable. Loans under the Subordinated Note Agreement bear interest at the 90-day LIBOR rate plus five and one-half percent, payable quarterly, and are due in eight quarterly installments beginning in the sixty-third month following the closing date. Loans under the Convertible Note Agreement bear interest at the same rate as loans under the Subordinated Note Agreement and are due on demand beginning seven years after the closing date with a final maturity date of January 30, 2009. The convertible note is convertible at any time into 442,880 shares of Company common stock at the request of the holders at a fixed conversion price of $3.1125 per share. The Subordinated Note Agreement and Convertible Note Agreement contain affirmative and negative covenants that require that Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's financial instruments with market risk exposure include borrowings under its Credit Agreement, Subordinated Note Agreement and Convertible Note Agreement, which total $58.5 million at March 31, 2000. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $585,000, or $0.05 per share (diluted), on an annual basis. These financial instruments were not entered into for trading purposes and each financial instrument bears interest at a pre-agreed upon percentage point spread from either the prime interest rate or Eurodollar interest rate.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   In March 2000, the Company advised its lenders under the Credit Agreement that it was in violation of certain financial covenants of the Credit Agreement. In May 2000, the Company amended the Credit Agreement to cure its covenant violations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

ITEM 5. OTHER INFORMATION.

   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   The following exhibits are filed with this report:

27.       Financial Data Schedule.


   (b) REPORTS ON FORM 8-K

   NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CASTLE DENTAL CENTERS, INC.


Date:  May 19, 2000                         By:/s/ JACK H. CASTLE, JR.
                                                   Jack H. Castle, Jr.
                                                   Chief Executive Officer

Date: May 19, 2000                          By:/s/ JOHN M. SLACK
                                                   John M. Slack
                                                   Chief Financial Officer