Form 10-Q/A
period 1999-09-30
CASTLE DENTAL CENTERS INC
filed 2000-05-26
CIK 1018152

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-1

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

      This Form 10-Q/A-1 amends and restates in its entirety the information reported in the registrant's Form 10-Q filed for the quarterly period ended September 30, 1999.

                           CASTLE DENTAL CENTERS, INC.
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets
         December 31, 1998 and September 30, 1999..........................   3

         Consolidated Statements of Operations
         For the Three Months and Nine Months Ended September 30, 1998 and
         1999..............................................................   4

         Condensed Consolidated Statements of Cash Flows
         For the Nine Months Ended September 30, 1998 and 1999.............   5

         Notes to Consolidated Financial Statements........................   6

         Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations..................   9

PART II.
         Item 1. Legal Proceedings ........................................  16

         Item 2. Changes in Securities and Use of Proceeds.................  16

         Item 3. Defaults Upon Senior Securities...........................  16

         Item 4. Submission of Matters to a Vote of Security Holders.......  16

         Item 5. Other Information.........................................  16

         Item 6. Exhibits and Reports on Form 8-K..........................  16

SIGNATURES.................................................................  17

PART I:  FINANCIAL INFORMATION

                           CASTLE DENTAL CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                  DECEMBER 31,       SEPTEMBER 30,
                                                                                      1998               1999
                                                                                 ---------------    ---------------
                                                                                                     (UNAUDITED)
                                     ASSETS

Current assets:
      Cash and cash equivalents ................................................ $           695    $           286
      Patient receivables, net .................................................          10,700             16,699
      Unbilled patient receivables, net ........................................           3,251              4,445
      Prepaid expenses and other current assets ................................           2,887              4,374
      Deferred income taxes ....................................................           1,809              1,809
                                                                                 ---------------    ---------------
             Total current assets ..............................................          19,342             27,613
                                                                                 ---------------    ---------------

Property and equipment, net ....................................................          13,861             20,138
Intangible assets, net .........................................................          65,956             64,493
Other assets ...................................................................             876                923
                                                                                 ---------------    ---------------
            Total assets ....................................................... $       100,035    $       113,167
                                                                                 ===============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt and capital lease obligations .......... $         1,795    $         1,814
      Accounts payable and accrued liabilities .................................           6,676             10,002
      Deferred compensation payable, related party .............................             526                526
                                                                                 ---------------    ---------------
             Total current liabilities .........................................           8,997             12,342
                                                                                 ---------------    ---------------

Long-term debt and capital lease obligations, net of current portion ...........          44,411             52,343
Other long-term liabilities, related party .....................................             526                132
Deferred income taxes ..........................................................           5,401              5,982
Commitments and contingencies
Minority interest ............ .................................................           4,303              4,354
Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized;
    6,417,206 shares issued and outstanding ....................................               6                  6
  Additional paid-in capital ...................................................          42,516             42,516
  Accumulated deficit ..........................................................          (6,125)            (4,508)
                                                                                 ---------------    ---------------
            Total stockholders' equity .........................................          36,397             38,014
                                                                                 ---------------    ---------------
Total liabilities and stockholders' equity ..................................... $       100,035    $       113,167
                                                                                 ===============    ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           CASTLE DENTAL CENTERS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)

                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                       ----------------------------------   ----------------------------------
                                                            1998               1999              1998               1999
                                                       ---------------    ---------------   ---------------    ---------------
Net patient revenues ..............................$        20,175    $        26,092   $        54,395    $        76,920

Expenses:
   Dentist salaries and other professional costs             5,162              6,842            13,447             20,387
   Clinical salaries ..............................          4,392              5,323            12,030             16,096
   Dental supplies and laboratory fees ............          2,013              2,341             5,279              6,820
   Rental and lease expense .......................          1,106              1,598             2,861              4,528
   Advertising and marketing ......................            580              1,138             1,974              2,899
   Depreciation and amortization ..................          1,025              1,440             2,632              4,295
   Other operating expenses .......................          1,938              2,487             5,196              6,857
      General and administrative ..................          1,986              2,890             6,215              7,801
                                                       ---------------    ---------------   ---------------    ---------------
            Total expenses .....................            18,202             24,059            49,634             69,683
                                                       ---------------    ---------------   ---------------    ---------------

Operating income ...................................         1,973              2,033             4,761              7,237

Litigation settlement ..............................            --                 --                --              1,366
Interest expense ...................................           560              1,140             1,178              3,155
Other expense (income), net ........................           (82)                38               (51)                41
                                                       ---------------    ---------------   ---------------    ---------------
Income before income taxes .........................         1,495                855              3,634             2,675
Provision for income taxes .........................           474                348              1,170             1,058
                                                       ---------------    ---------------   ---------------    ---------------
Net income .........................................   $     1,021    $           507   $          2,464    $        1,617
                                                       ===============    ===============   ===============    ===============

Income per common share:
   Basic and diluted:
            Net income .............................   $      0.15    $          0.07   $          0.38    $          0.24
                                                       ===============    ===============   ===============    ===============

Weighted average number of common and
  common equivalent shares outstanding
      Basic ........................................         6,698              6,825             6,535              6,825
                                                       ===============    ===============   ===============    ===============
      Diluted ......................................         6,718              6,825             6,544              6,858
                                                       ===============    ===============   ===============    ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           CASTLE DENTAL CENTERS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                -----------------------------------
                                                                                                     1998                1999
                                                                                                ---------------     ---------------
Net cash provided by operating activities ..................................................    $         3,711     $           357
Investing activities:
      Capital expenditures .................................................................             (4,450)             (8,352)
      Acquisition of affiliated practices, net of cash acquired ............................            (17,219)               (365)
                                                                                                ---------------     ---------------
Net cash used by investing activities ......................................................            (21,669)             (8,717)
                                                                                                ---------------     ---------------
Financing activities:
      Payments of long-term debt and capital lease obligations .............................             (2,577)             (1,249)
      Proceeds from debt ...................................................................             18,941               9,200
                                                                                                ---------------     ---------------
Net cash provided by financing activities ..................................................             16,364               7,951
                                                                                                ---------------     ---------------
            Net change in cash and cash equivalents ........................................             (1,594)               (409)
Cash and cash equivalents, beginning of period .............................................              2,908                 695
                                                                                                ---------------     ---------------
Cash and cash equivalents, end of period ...................................................    $         1,314     $           286
                                                                                                ===============     ===============

Supplemental Cash Flow Information:
      Supplemental disclosure of non-cash investing
         and financing activities:
            Issuance of note payable for purchase of
               property and equipment ......................................................    $           276     $          --

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

5. SEGMENT INFORMATION

   The following table sets forth the financial information with respect to the Company and its reportable segments:

                                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                                          ----------------------------------    ----------------------------------
                                                               1998               1999               1998               1999
                                                          ---------------    ---------------    ---------------    ---------------
                                                                                       (IN THOUSANDS)
Net patient revenues:
    Texas .............................................   $        12,174    $        17,617    $        34,656    $        50,942
    Florida ...........................................             3,249              3,112              8,757              9,465
    Tennessee .........................................             2,160              2,706              5,780              7,574
    California ........................................             2,592              2,657              5,202              8,939
                                                          ---------------    ---------------    ---------------    ---------------
Total net patient revenues ............................   $        20,175    $        26,092    $        54,395    $        76,920
                                                          ===============    ===============    ===============    ===============

Operating income:
    Texas .............................................   $         1,610    $         2,496    $         4,317    $         7,681
    Florida ...........................................               344                203              1,148                551
    Tennessee .........................................               219                328                276                812
    California ........................................               480                193              1,043              1,430
      Corporate, general and administrative expenses...              (680)            (1,187)            (2,023)            (3,237)
                                                          ---------------    ---------------    ---------------    ---------------

       Total operating income .........................             1,973              2,033              4,761              7,237

Interest expense ......................................               560              1,140              1,178              3,155
Other (income) expense ................................               (82)                38                (51)                41
Litigation settlement .................................              --                 --                 --                1,366
                                                          ---------------    ---------------    ---------------    ---------------
       Income before income taxes .....................   $         1,495    $           855    $         3,634    $         2,675
                                                          ===============    ===============    ===============    ===============

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

                                                           FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                           SEPTEMBER 30,
                                                       -----------------------------------    -----------------------------------
                                                            1998                1999               1998                1999
                                                       ---------------     ---------------    ---------------     ---------------
Net patient revenues .................................           100.0%              100.0%             100.0%              100.0%

Expenses:
      Dentist salaries and other professional costs ..            25.6%               26.2%              24.7%               26.5%
      Clinical salaries ..............................            21.8%               20.4%              22.1%               20.9%
      Dental supplies and laboratory fees ............            10.0%                8.9%               9.7%                8.9%
      Rental and lease expense .......................             5.4%                6.1%               5.3%                5.9%
      Advertising and marketing ......................             2.9%                4.4%               3.6%                3.8%
      Depreciation and amortization ..................             5.1%                5.5%               4.8%                5.6%
      Other operating expenses .......................             9.6%                9.6%               9.6%                8.9%
      General and administrative .....................             9.8%               11.1%              11.4%               10.1%
                                                       ---------------     ---------------    ---------------     ---------------
            Total expenses ...........................            90.2%               92.2%              91.2%               90.6%
                                                       ---------------     ---------------    ---------------     ---------------
            Operating income .........................             9.8%                7.8%               8.8%                9.4%

Litigation settlement ................................               -%                  -%                 -%                1.8%
Interest expense .....................................             2.8%                4.4%               2.2%                4.1%
Other income, net ....................................            (0.4%)               0.2%              (0.1%)               0.1%
                                                       ---------------     ---------------    ---------------     ---------------
Income before income taxes ...........................             7.4%                3.2%               6.7%                3.4%
Provision for income taxes ...........................             2.3%                1.3%               2.2%                1.4%
                                                       ---------------     ---------------    ---------------     ---------------
Net income ...........................................             5.1%                1.9%               4.5%                2.0%
                                                       ===============     ===============    ===============     ===============

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

   OTHER OPERATING EXPENSES - Other operating expenses increased from $1.9 million for the three months ended September 30, 1998 to $2.5 million for the comparable period of 1999, an increase of approximately $550,000 or 28.3%. Other operating expenses include expenses related to the operation of the Company's dental centers, such as utilities, taxes and management information systems, and bad debt expense incurred in the financing of patient receivables at the affiliated dental practices. The increase in other operating expense was attributable to higher bad debt expense, increasing from $680,000, or 3.4% of revenues in 1998 to $1.0 million, or 3.9% of revenues in 1999 resulting from higher levels of patient receivables. Expressed as a percentage of net patient revenues, other operating expenses were unchanged amounting to 9.6% for the three months ended September 30, 1998 and 1999.

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

   PROVISION FOR INCOME TAXES - The provision for income taxes decreased from $470,000 for the three months ended September 30, 1998, to $350,000 for the three months ended September 30, 1999, a decrease of $120,000, or 26.6%. The estimated effective income tax rate of 31.7% for the three months ended September 30, 1998 was lower than the statutory tax rate due to adjustments in the Company's net operating loss carryforwards that were realized in 1998. The estimated effective income tax rate for the three months ended September 30, 1999 was 40.7% resulting from non-deductible expenses associated with a litigation settlement reached in August 1999 (Note 4).

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

   OTHER OPERATING EXPENSES - Other operating expenses increased from $5.2 million for the nine months ended September 30, 1998, to $6.9 million for the nine months ended September 30, 1999, an increase of $1.7 million or 32.0%. Other operating expenses include certain expenses related to the operation of the Company's dental centers and bad debt expense incurred in financing of patient receivables at the affiliated dental practices. The increase is attributable to additional centers acquired in Completed Acquisitions, new de novo centers and higher bad debt expense. Bad debt expense increased from $2.0 million in 1998 to $2.4 million in 1999, resulting from a higher level of patient receivables. Expressed as a percentage of net patient revenues, other operating expenses decreased from 9.6% for the nine months ended September 30, 1998 to 8.9% for the comparable 1999 period.

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

   PROVISION FOR INCOME TAXES - The provision for income taxes decreased from $1.2 million for the nine months ended September 30, 1998, to 1.1 million for the nine months ended September 30, 1999. The estimated effective income tax rate of 32.2% for the nine months ended September 30, 1998 was lower than the statutory tax rate due to adjustments in the Company's net operating loss carryforwards realized in 1998. The estimated effective income tax rate for the nine months ended September 30, 1999 was 39.6% resulting from non-deductible expenses associated with a litigation settlement reached in August 1999 (Note
4).

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1999 the Company had net working capital of $15.3 million, representing an increase in working capital of $5.0 million from net working capital of $10.3 million at December 31, 1998. Current assets consisted of cash and cash equivalents of $286,000, billed and unbilled accounts receivable of $21.1 million and prepaid expenses and other current assets, including deferred income taxes, of $6.2 million. These current assets were partially offset by current liabilities of $12.3 million, consisting of $10.0 million in accounts payable and accrued liabilities, $1.8 million in current maturities of long-term debt and $526,000 of deferred compensation payable to a stockholder.

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

   The failure to correct a material year 2000 problem could possibly result in an interruption in or failure of, certain normal business activities or operations. Such failure can materially and adversely affect the Company's financial position, results of operations and cash flows. Due to the general uncertainty inherent in the year 2000 problem, including uncertainty regarding the year 2000 readiness of third party suppliers and potential future acquisitions, the Company is unable to determine at this time whether the consequences of any possible year 2000 failures will have a material impact on the Company's financial position, results of operations and cash flows. The Company believes that, with the completion of its computer system upgrades, the possibility of any material interruption to normal operations should be significantly reduced.

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

      CASTLE DENTAL CENTERS, INC.


Date:  May 25, 2000                         By:    JACK H. CASTLE, JR.
                                               ---------------------------------
                                                   Jack H. Castle, Jr.
                                                   Chief Executive Officer

Date:  May 25, 2000                         By:   JOHN M. SLACK
                                               ---------------------------------
                                                  John M. Slack
                                                  Chief Financial Officer