Form 10-Q
period 2000-06-30
CASTLE DENTAL CENTERS INC
filed 2000-08-15
CIK 1018152

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

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

                Yes    [X]             No  [ ]

      The number of shares of Common Stock issued and outstanding, par value, $0.001 per share, as of August 11, 2000 was 6,417,206.

                           CASTLE DENTAL CENTERS, INC.
                                      INDEX

                                                                      PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
           December 31, 1999 and June 30, 2000...............................  3

           Condensed Consolidated Statements of Operations
           For the Three Months and Six Months Ended June 30, 1999 and 2000..  4

           Condensed Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 1999 and 2000...................  5

           Notes to Condensed Consolidated Financial Statements..............  6

         Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................... 10

         Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk....................................................... 16

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings........................................... 16

         Item 2. Changes in Securities and Use of Proceeds................... 16

         Item 3. Defaults Upon Senior Securities............................. 16

         Item 4. Submission of Matters to a Vote of Security Holders......... 16

         Item 5. Other Information........................................... 17

         Item 6. Exhibits and Reports on Form 8-K............................ 17

SIGNATURES................................................................... 18

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CASTLE DENTAL CENTERS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands, except share data)

                                                                                  December 31,     June 30,
                                                                                     1999            2000
                                                                                  -----------    ------------
                                      ASSETS

Current assets:
  Cash and cash equivalents ...................................................   $        59    $         60
  Patient receivables, net ....................................................        16,928          17,071
  Unbilled patient receivables, net ...........................................         4,667           4,961
  Prepaid expenses and other current assets ...................................         6,687           6,063
                                                                                  -----------    ------------
              Total current assets ............................................        28,341          28,155
                                                                                  -----------    ------------
  Property and equipment, net .................................................        20,361          21,135
  Intangibles, net ............................................................        64,020          62,869
  Other assets ................................................................         2,260           2,687
                                                                                  -----------    ------------
              Total assets ....................................................   $   114,982    $    114,846
                                                                                  ===========    ============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ...........................................   $     2,192    $     61,770
  Accounts payable and accrued liabilities ....................................         9,855           9,631
  Deferred compensation payable, related party ................................           526             263
                                                                                  -----------    ------------
              Total current liabilities .......................................        12,573          71,664
                                                                                  -----------    ------------
Long-term debt, net of current portion ........................................        53,996           1,337
Deferred income taxes .........................................................         6,896           5,281
Minority interest .............................................................         4,354            --
Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value, 19,000,000 shares authorized, 6,417,206 shares
    issued and outstanding at December 31, 1999 and June 30, 20000, respectively            6               6
  Additional paid-in capital ..................................................        42,086          42,086
  Accumulated deficit .........................................................        (4,929)         (5,528)
                                                                                  -----------    ------------
              Total stockholders' equity ......................................        37,163          36,564
                                                                                  -----------    ------------
              Total liabilities and stockholders' equity ......................   $   114,982    $    114,846
                                                                                  ===========    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          CASTLE DENTAL CENTERS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except per share data)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    -------------------    -------------------
                                                      1999       2000        1999       2000
                                                    --------   --------    --------   --------
Net patient revenues ............................   $ 25,661   $ 26,699    $ 50,828   $ 53,229

Expenses:
    Dentist salaries and other professional costs      6,947      6,931      13,545     13,909
    Clinical salaries ...........................      5,444      5,127      10,773     10,161
    Dental supplies and laboratory fees .........      2,185      2,965       4,479      5,651
    Rental and lease expense ....................      1,483      1,703       2,930      3,364
    Advertising and marketing ...................        947        984       1,761      1,934
    Depreciation and amortization ...............      1,443      1,746       2,856      3,383
    Other operating expenses ....................      1,499      1,839       2,968      3,555
    Bad debt expense ............................        647      1,129       1,402      2,297
    General and administrative ..................      2,501      2,570       4,910      5,326
                                                    --------   --------    --------   --------
       Total expenses ...........................     23,096     24,994      45,624     49,580
                                                    --------   --------    --------   --------
Operating income ................................      2,565      1,705       5,204      3,649

Litigation expense ..............................      1,366      1,495       1,366      1,495
Interest expense ................................      1,023      1,661       2,016      3,095
Other (income) expense, net .....................          1         (1)          2         (3)
                                                    --------   --------    --------   --------
Income (loss) before income taxes ...............        175     (1,450)      1,820       (938)

Provision (benefit) for income taxes ............         68       (539)        710       (339)
                                                    --------   --------    --------   --------
Net income (loss) ...............................   $    107   $   (911)   $  1,110   $   (599)
                                                    ========   ========    ========   ========
Income (loss) per common share:
    Basic and diluted ...........................   $   0.02   $  (0.14)   $   0.16   $  (0.09)
                                                    ========   ========    ========   ========
Weighted average number of common and
    common equivalent shares outstanding
    Basic .......................................      6,825      6,417       6,825      6,484
                                                    ========   ========    ========   ========
    Diluted .....................................      6,896      6,884       6,885      6,900
                                                    ========   ========    ========   ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          CASTLE DENTAL CENTERS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                      Six Months Ended
                                                                          June 30,
                                                                     -------------------
                                                                       1999       2000
                                                                     -------    --------
Net cash provided by operating activities ........................   $ 3,364    $  1,423
Investing activities:
  Capital expenditures ...........................................    (6,014)     (2,364)
  Acquisition of affiliated dental practices, net of cash acquired      (365)     (5,039)
                                                                     -------    --------
Net cash used in investing activites .............................    (6,379)     (7,403)
                                                                     -------    --------
Financing activities:
  Payments of long-term debt and capital lease obligations .......    (1,165)     (8,792)
  Proceeds from debt .............................................     3,800      15,570
  Debt issuance costs ............................................      --          (797)
                                                                     -------    --------
Net cash provided by financing activities ........................     2,635       5,981
                                                                     -------    --------
Net change in cash and cash equivalents ..........................      (380)          1
Cash and cash equivalents, beginning of the period ...............       695          59
                                                                     -------    --------
Cash and cash equivalents, end of the period .....................   $   315    $     60
                                                                     =======    ========

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

   The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements ("Management Services Agreements) with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, in its sole discretion and at any time, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost ("nominee arrangements"). At June 30, 2000, all of the affiliated dental practices were wholly-owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five to forty years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except professional corporations located in California, is generally comprised of three components:
(i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of patient revenues; and, (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated practice and (ii) a management fee in an amount ranging from 15.0% to 30.0% of net patient revenues. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

   The accompanying unaudited consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 1999 and 2000 include the accounts of the Company and its majority owned management company subsidiaries and the affiliated dental practices. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the Company's annual financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission, and should be read in conjunction therewith. In management's opinion, the unaudited consolidated financial statements include all

                           CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

2.    EARNINGS PER SHARE:

   Basic earnings per share for all periods presented equals net income divided by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflects the effect of dilutive stock options and convertible debt.

3. ACQUISITIONS

   In January 2000, the Company entered into a settlement agreement with Dental Consulting Services, LLC ("DCS"), a 20% shareholder in the Company's California entity, Castle West. Pursuant to the terms of the settlement agreement, the Company acquired the 20% minority interest and a conversion right held by DCS. Total consideration paid by the Company was $5.3 million of which $300,000 was paid in November 1999 as a deposit. The additional consideration was recorded as follows:

Prepaid expenses and other current assets .....................         $  (334)
Other assets ..................................................            (305)
Management services agreements ................................             149
Accounts payable and accrued liabilities ......................            (100)
Deferred income taxes .........................................           1,275
Minority interest .............................................           4,354
                                                                        -------
    Cash purchase price, net of cash acquired .................         $ 5,039
                                                                        =======

4.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

   The Company maintains a revolving credit agreement with its bank (the "Credit Agreement") which provides for borrowings up to $55.0 million and is scheduled to mature November 2002. Revolving credit advances under the Credit Agreement require quarterly interest payments through March 2001 when principal is scheduled to become payable based on a five-year quarterly amortization and a final payment at maturity. Borrowings under the bank credit facility may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon (a) either (i) the bank's base rate or (ii) LIBOR plus (b) a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all of the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the creation or existence of liens and set certain restrictions on acquisitions, mergers, sale of assets and restrict the payment of dividends. At June 30, 2000, approximately $43.9 million was outstanding under the Credit Agreement.

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

                           CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

      As a result of losses due to litigation expenses incurred in June 2000, the Company was not in compliance with certain financial covenants of the Credit Agreement, Subordinated Note Agreement and Convertible Note Agreement (Debt Agreements). As a result, amounts outstanding under these agreements at June 30, 2000 were callable. Accordingly, the Company was in default under these agreements and has classified the related debt as a current liability at June 30, 2000. The Company has requested waivers of these covenant violations and expects to obtain such waivers by September 15, 2000. There can be no assurance that the Company will receive the requested waivers. Based upon its current operating plans which assume that the debt is not called, the Company projects to have sufficient funds to meet its operating requirements through the fiscal year ending December 31, 2000. However, there may not be sufficient funds to begin scheduled repayments under the Credit Agreement in March 2001 or pay the outstanding debt under the Debt Agreements if waivers cannot be obtained. Management believes it will be able to replace the bank credit facility with other financing or restructure the bank credit facility. However, there is no assurance that such financing will be available or that the related terms and conditions will be acceptable to the Company. If the Company cannot obtain such alternative financing or refinancing of its current line of credit, it would have a material and adverse effect on the Company's financial position.

      In order to increase its liquidity, the Company has developed the following strategies; (i) suspension of the development of any new dental centers after completion of two centers presently under construction, (ii) implementation of stricter credit policies to reduce the amount of new accounts receivable, (iii) selective reductions in personnel and other overhead expenses,
(iv) raising additional capital, and (v) seeking other strategic alternatives such as the merger or sale of the Company. However, there can be no assurance that these efforts will be successful.

5.    COMMITMENTS AND CONTINGENCIES:

   In June 2000, the Company recorded litigation expenses of $1,495,000 resulting from an adverse arbitration award in an arbitration proceeding in Los Angeles, California. The arbitrator found that the Company had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $442,000, plus attorneys' fees that have not been determined as of this date. Management has based the charge to earnings recorded in June on its estimate of the likely total cost that will be incurred. This amount may be adjusted in future periods based on the actual attorneys' fees awarded to the plaintiffs.

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

                           CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.    SEGMENT INFORMATION

   The following table sets forth the financial information with respect to the Company and its reportable segments:

                                                      Three Months Ended       Six Months Ended
                                                          June 30,                 June 30,
                                                     --------------------    --------------------
                                                       1999        2000        1999        2000
                                                     --------    --------    --------    --------
Net patient revenues:
    Texas ........................................   $ 17,017    $ 17,966    $ 33,325    $ 35,574
    Florida ......................................      3,143       3,024       6,353       5,986
    Tennessee ....................................      2,593       3,160       4,869       6,340
    California ...................................      2,908       2,549       6,281       5,329
                                                     --------    --------    --------    --------
    Total revenue ................................     25,661      26,699      50,828      53,229
                                                     --------    --------    --------    --------
Operating expenses:
    Texas ........................................     14,261      15,528      28,141      30,604
    Florida ......................................      2,999       2,888       6,005       5,693
    Tennessee ....................................      2,326       2,790       4,385       5,683
    California ...................................      2,498       2,293       5,044       4,589
    Corporate, general and administrative expenses      1,012       1,495       2,049       3,011
                                                     --------    --------    --------    --------
    Total operating expenses .....................     23,096      24,994      45,624      49,580
                                                     --------    --------    --------    --------
Operating income:
    Texas ........................................      2,756       2,438       5,184       4,970
    Florida ......................................        144         136         348         293
    Tennessee ....................................        267         370         484         657
    California ...................................        410         256       1,237         740
    Corporate, general and administrative expenses     (1,012)     (1,495)     (2,049)     (3,011)
                                                     --------    --------    --------    --------
    Total operating income .......................      2,565       1,705       5,204       3,649
                                                     --------    --------    --------    --------
Litigation expense ...............................      1,366       1,495       1,366       1,495
Interest expense .................................      1,023       1,661       2,016       3,095
Other (income) expense ...........................          1          (1)          2          (3)
                                                     --------    --------    --------    --------
Income before income taxes .......................   $    175    $ (1,450)   $  1,820    $   (938)
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

OVERVIEW

   The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, California and Tennessee. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At June 30, 2000 the Company managed 103 dental centers with approximately 235 affiliated dentists, orthodontists and specialists.

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

                                                     Three Months Ended       Six Months Ended
                                                           June 30,                June 30,
                                                    --------------------    --------------------
                                                      1999        2000        1999        2000
                                                    --------    --------    --------    --------
Net patient revenues ............................      100.0%      100.0%      100.0%      100.0%
Expenses:
    Dentist salaries and other professional costs       27.1%       26.0%       26.6%       26.1%
    Clinical salaries ...........................       21.2%       19.2%       21.2%       19.1%
    Dental supplies and laboratory fees .........        8.5%       11.1%        8.8%       10.6%
    Rental and lease expense ....................        5.8%        6.4%        5.8%        6.3%
    Advertising and marketing ...................        3.7%        3.7%        3.5%        3.6%
    Depreciation and amortization ...............        5.6%        6.5%        5.6%        6.4%
    Other operating expenses ....................        5.8%        6.9%        5.8%        6.7%
    Bad debt expense ............................        2.5%        4.2%        2.8%        4.3%
    General and administrative ..................        9.7%        9.6%        9.7%       10.0%
                                                    --------    --------    --------    --------
      Total expenses ............................       90.0%       93.6%       89.8%       93.1%
                                                    --------    --------    --------    --------
Operating income ................................       10.0%        6.4%       10.2%        6.9%
Litigation expense ..............................        5.3%        5.6%        2.7%        2.8%
Interest expense ................................        4.0%        6.2%        4.0%        5.8%
Other (income) expense, net .....................        0.0%        0.0%        0.0%        0.0%
                                                    --------    --------    --------    --------
Income before income taxes ......................        0.7%      -5.4%         3.6%      -1.8%
Provision for income taxes ......................        0.3%      -2.0%         1.4%      -0.6%
                                                    --------    --------    --------    --------
Net income ......................................        0.4%      -3.4%         2.2%      -1.1%
                                                    ========    ========    ========    ========

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

   NET PATIENT REVENUE - Net patient revenues of affiliated dental practices increased from $25.7 million for the three months ended June 30, 1999 to $26.7 million for the same period of 2000, an increase of $1.0 million or 4.0%. Approximately, $1.4 million of the increase was attributable to the opening of 12 de novo offices in Texas, Florida and Tennessee. Patient revenues for dental centers open for more than one year increased approximately $0.4 million, or 1.4%, from the first quarter of 1999, offset by decreased revenues of approximately $0.7 million from four dental centers closed in the last year.

   DENTIST SALARIES AND OTHER PROFESSIONAL COSTS - Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the three months ended June 30, 2000, dentist salaries and other professional costs were $6.9 million, about equal to dentist compensation in the comparable period of 1999. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs were 26.0% for the three months ended June 30, 2000 compared to 27.1% for the comparable period last year. The decrease was due primarily to reduced salary costs.

   CLINICAL SALARIES - Clinical salaries decreased from $5.4 million for the three months ended June 30, 1999, to $5.1 million for the three months ended June 30, 2000, a decrease of $0.3 million or 5.8%. Reduced personnel levels in existing dental centers accounted for the decrease. Expressed as a percentage of net patient revenues, clinical salaries decreased from 21.2% for the three months ended June 30, 1999 to 19.2% for the comparable 2000 period.

   DENTAL SUPPLIES AND LABORATORY FEES - Dental supplies and laboratory fees increased from $2.2 million for the three months ended June 30, 1999 to $3.0 million for the three months ended June 30, 2000, an increase of $0.8 million or 35.7%. The increase is attributable to additional dental supplies required for the opening of de novo dental centers and increased lab costs. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 8.5% for the three months ended June 30, 1999 to 11.1% for the three months ended June 30, 2000.

   RENT AND LEASE EXPENSE - Rent and lease expense increased from $1.5 million for the three months ended June 30, 1999, to $1.7 million for the three months ended June 30, 2000, an increase of $0.2 million or 14.8%. The opening of de novo centers in Texas, Florida and Tennessee and scheduled rent increases on existing leases accounted for the increase. Expressed as a percentage of net patient revenues, rent and lease expense increased from 5.8% for the three months ended June 30, 1999 to 6.4% for the three-month period ended June 30, 2000.

   ADVERTISING AND MARKETING - As a percentage of patient revenue, advertising and marketing expense were relatively unchanged. Expressed as a percentage of net patient revenues, advertising and marketing were 3.7% for the three months ended June 30, 1999 and 2000.

   DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased from $1.4 million for the three months ended June 30, 1999, to $1.7 million for the three months ended June 30, 2000, an increase of $0.3 million or 21.0%. The increase is attributable to the depreciation of leasehold improvements and dental equipment associated with the opening of de novo dental centers in Texas, Florida and Tennessee. Expressed as a percentage of net patient revenues, depreciation and amortization increased from 5.6% in the prior year period to 6.5% the three months ended June 30, 2000.

   OTHER OPERATING EXPENSES - Other operating expenses increased from $1.5 million for the three months ended June 30, 1999, to $1.8 million for the three months ended June 30, 2000, an increase of $0.3 million or 22.7%. Other operating expenses represent expenses related to the operation of the Company's dental centers. The increase is attributable primarily to additional operating expenses associated with the opening of de novo dental centers. Expressed as a percentage of net patient revenues, other operating expenses increased from 5.8% for the three months ended June 30, 1999 to 6.9% for the comparable 2000 period.

   BAD DEBT EXPENSE - Bad debt expense increased from $0.6 million for the three months ended June 30, 1999 to $1.1 million for the three months ended June 30, 2000, an increase of $0.5 million or 74.5%. An increase in the Company's allowance for uncollectable patient receivables resulting from a higher level of patient receivables accounted for the increase in bad debt expense. Expressed as a percentage of net patient revenues, bad debt expense increased from 2.5% for the three months ended June 30, 1999 to 4.2% for the same period of 2000.

   GENERAL & ADMINISTRATIVE EXPENSE - General and administrative expenses increased from $2.5 million for the three months ended June 30, 1999, to $2.6 million for the three months ended June 30, 2000, an increase of less than $0.1 million, or 2.8%. Expressed as a percentage of net patient revenues, general and administrative expense decreased from 9.7% for the three months ended June 30, 1999 to 9.6% for the comparable period of 2000.

   LITIGATION EXPENSE -For the three months ended June 30, 2000 the company recorded a $1.5 million charge resulting from an adverse arbitration award in an arbitration proceeding in Los Angeles, California (Note 5). In the three months ended June 30, 1999, litigation expense of $1.4 million resulted from the settlement of a lawsuit filed by the former owner of certain dental practices acquired by the Company in 1996.

   INTEREST EXPENSE - Interest expense increased from $1.0 million for the three months ended June 30, 1999 to $1.7 million for the three months ended June 30, 2000, an increase of $0.6 million or 62.4%. The increase is attributable to higher borrowings and an increase in the Company's variable interest rate under the Credit Agreement.

   INCOME TAXES - For the three months ended June 30, 1999, the Company recorded a provision for income taxes of $68,000 resulting from income before income taxes of $0.2 million. For the three months ended June 30, 2000, the Company recorded a benefit for income taxes of $0.5 million resulting from a loss before income taxes of $1.5 million. The Company's effective tax rate for the second quarter of 1999 was 38.9% compared to a benefit of 37.2% for the comparable period of 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

   NET PATIENT REVENUE - Net patient revenues of affiliated dental practices increased from $50.8 million for the six months ended June 30, 1999 to $53.2 million for the same period of 2000, an increase of $2.4 million or 4.7%. Approximately, $3.2 million of the increase was attributable to the opening of de novo dental centers in Houston, Dallas, San Antonio, and Corpus Christi, Texas, Florida and Nashville, Tennessee. Patient revenues for dental centers open for more than one year increased approximately $0.5 million, or 0.9%, from the first six months of 1999, offset by decreased revenues of approximately $1.3 million from four dental centers closed in the last year.

   DENTIST SALARIES AND OTHER PROFESSIONAL COSTS - Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the six months ended June 30, 2000, dentist salaries and other professional costs were $13.9 million, an increase of 2.7% from $13.5 million in the comparable period of 1999. The increase was due primarily to staffing of de novo centers. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs were 26.1% for six months ended June 30, 2000 compared to 26.6% for the comparable period last year.

   CLINICAL SALARIES - Clinical salaries decreased from $10.8 million for the six months ended June 30, 1999, to $10.2 million for the six months ended June 30, 2000, a decrease of $0.6 million or 5.7%. Reduced personnel levels in existing dental centers accounted for the decrease. Expressed as a percentage of net patient revenues, clinical salaries decreased from 21.2% for six months ended June 30, 1999 to 19.1% for the comparable 2000 period.

   DENTAL SUPPLIES AND LABORATORY FEES - Dental supplies and laboratory fees increased from $4.5 million for the six months ended June 30, 1999 to $5.7 million for the six months ended June 30, 2000, an increase of $1.2 million or 26.2%. The increase is attributable to additional dental supplies required for the opening of de novo dental centers and increased lab costs. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 8.8% for six months ended June 30, 1999 to 10.6% for six months ended June 30, 2000.

   RENT AND LEASE EXPENSE - Rent and lease expense increased from $2.9 million for the six months ended June 30, 1999, to $3.4 million for the six months ended June 30, 2000, an increase of $0.4 million or 14.8%. The opening of de novo centers in Texas, Florida and Tennessee and scheduled rent increases on existing leases accounted for the increase. Expressed as a percentage of net patient revenues, rent and lease expense increased from 5.8% for six months ended June 30, 1999 to 6.3% for the six month period ended June 30, 2000.

   ADVERTISING AND MARKETING - Advertising and marketing expense increased $0.2 million or 9.8% due primarily to incremental television advertising in Florida and Dallas, Texas. As a percentage of patient revenue, advertising and marketing expense were relatively unchanged. Expressed as a percentage of net patient revenues, advertising and marketing were 3.5% for six months ended June 30, 1999 and 3.6% for six months ended June 30, 2000.

   DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased from $2.9 million for the six months ended June 30, 1999, to $3.4 million for the six months ended June 30, 2000, an increase of $0.5 million or 18.5%. The increase is attributable to the depreciation of leasehold improvements and dental equipment associated with the opening of de novo dental centers in Texas, Florida and Tennessee. Expressed as a percentage of net patient revenues, depreciation and amortization increased to 6.4% for six months ended June 30, 2000, compared to 5.6% for the prior year period.

   OTHER OPERATING EXPENSES - Other operating expenses increased from $3.0 million for the six months ended June 30, 1999, to $3.6 million for the six months ended June 30, 2000, an increase of $0.6 million or 19.8%. Other operating expenses represent expenses related to the operation of the Company's dental centers. The increase is attributable primarily to additional operating expenses associated with the opening of de novo dental centers. Expressed as a percentage of net patient revenues, other operating expenses increased from 5.8% for the six months ended June 30, 1999 to 6.7% for the comparable 2000 period.

   BAD DEBT EXPENSE - Bad debt expense increased from $1.4 million for the six months ended June 30, 1999 to $2.3 million for the six months ended June 30, 2000, an increase of $0.9 million or 63.8%. An increase in the Company's allowance for uncollectable patient receivables resulting from a higher level of patient receivables accounted for the increase in bad debt expense. Expressed as a percentage of net patient revenues, bad debt expense increased from 2.8% for the six months ended June 30, 1999 to 4.3% for the same period of 2000.

   GENERAL & ADMINISTRATIVE EXPENSE - General and administrative expenses increased from $4.9 million for the six months ended June 30, 1999, to $5.3 million for the six months ended June 30, 2000, an increase of $0.4 million, or 8.5%. Expressed as a percentage of net patient revenues, general and administrative expense increased from 9.7% for the six months ended June 30, 1999 to 10.0% for the comparable period of 2000.

   LITIGATION EXPENSE - For the six months ended June 30, 2000 the company recorded a $1.5 million charge resulting from an adverse arbitration award in an arbitration proceeding in Los Angeles, California (Note 5 of Notes to Condensed Consolidated Financial Statements). In the six months ended June 30, 1999, litigation expense of $1.4 million resulted from the settlement of a lawsuit filed by the former owner of certain dental practices acquired by the Company in 1996.

   INTEREST EXPENSE - Interest expense increased from $2.0 million for the six months ended June 30, 1999 to $3.1 million for the six months ended June 30, 2000, an increase of $1.1 million or 53.5%. The increase is attributable to higher borrowings and an increase in the Company's variable interest rate under the Credit Agreement.

      INCOME TAXES - For the six months ended June 30, 1999, the Company recorded a provision for income taxes of $0.7 million resulting from income before income taxes of $1.8 million. For the six months ended June 30, 2000, the Company recorded a benefit for income taxes of $0.3 million resulting from a loss before income taxes of $0.9 million. The Company's effective tax rate for the first half of 1999 was 39.0% compared to 36.1% for the same period of 2000.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 2000 the Company had a net working deficit of $43.5 million, resulting primarily from the classification as a current liability of $43.9 million of outstanding borrowings under the Company's senior bank credit facility and $15.0 million in senior subordinated note and convertible note agreements. Current assets consisted of cash and cash equivalents of $60,000, billed and unbilled accounts receivable of $22.0 million and prepaid expenses and other current assets, including deferred income taxes, of $6.1 million. Current liabilities totaled $71.7 million, consisting of $9.6 million in accounts payable and accrued liabilities, $61.8 million in current maturities of long-term debt and $0.3 million of deferred compensation payable to a stockholder.

   For the six months ended June 30, 1999 and 2000, cash provided by operating activities was $3.4 million and $1.4 million, respectively. In the six months ended June 30, 1999, cash used in investing activities amounted to $6.4 million, consisting primarily of $400,000 to fund acquisitions and $6.0 million for capital expenditures primarily for the construction of new dental offices and equipment. For the six months ended June 30, 2000, cash used in investing activities was $7.4 million, consisting primarily of $5.0 million to acquire a 20% minority interest in the Company's California subsidiary and $2.4 million for capital expenditures. For the six months ended June 30, 1999, cash provided by financing activities totaled $2.6 million representing $3.8 million in advances under the Company's bank credit agreement, offset partially by $1.2 million in repayments of long-term debt and capital lease obligations. For the six months ended June 30, 2000, cash provided by financing activities totaled $6.0 million representing $15.6 million in proceeds from long-term debt offset partially by $8.8 million in repayments of long-term debt and capital lease obligations and payment of $0.8 million in debt issuance costs.

   During the first six months of 2000, the Company's principal sources of liquidity consisted primarily of cash and cash equivalents, net accounts receivable and borrowing availability under the Company's bank credit agreement ("Credit Agreement"). In January 2000, the Company amended its Credit Agreement with its existing bank s and entered into a senior subordinated note agreement ("Subordinated Note Agreement") and a subordinated convertible note agreement ("Convertible Note Agreement") with two lenders. In March 2000, the Company advised its lenders under the Credit Agreement that it was in violation of certain financial covenants of the Credit Agreement. Accordingly, in May 2000, the Company amended its credit facility to provide additional availability for the Company to complete the de novo dental centers that are under development for 2000.

   The Credit Agreement provides for borrowings up to $55.0 million and matures November 2002. Advances under the Credit Agreement require quarterly interest payments through March 2001 at which time principal becomes payable quarterly based on a five-year amortization with final payment at maturity. Borrowings under the Credit Agreement may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon either the bank's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to the EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from
0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement contains affirmative and negative covenants that require that Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. In addition, under the May 2000 amended Credit Agreement, capital expenditures for 2000 are limited to no more than $3.5 million, further acquisitions are not permitted in 2000, and the payment of any litigation settlement is restricted to no more than $100,000, without consent of the lenders. At June 30, 2000, $43.9 million was outstanding under the Credit Agreement.

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

   As a result of losses due to litigation expenses incurred in June 2000, the Company was not in compliance with certain financial covenants of the Credit Agreement, Subordinated Note Agreement and Convertible Note Agreement (Debt Agreements). As a result, amounts outstanding under these agreements at June 30, 2000 were callable. Accordingly, the Company was in default under these agreements and has classified the related debt as a current liability at June 30, 2000. The Company has requested waivers of these covenant violations and expects to obtain such waivers by September 15, 2000. There can be no assurance that the Company will receive the requested waivers. Based upon its current operating plans which assume that the debt is not called, the Company projects to have sufficient funds to meet its operating requirements through the fiscal year ending December 31, 2000. However, there may not be sufficient funds to begin scheduled repayments under the Credit Agreement in March 2001 or pay the outstanding debt under the Debt Agreements if waivers cannot be obtained. Management believes it will be able to replace the bank credit facility with other financing or restructure the bank credit facility. However, there is no assurance that such financing will be available or that the related terms and conditions will be acceptable to the Company. If the Company cannot obtain such alternative financing or refinancing of its current line of credit, it would have a material and adverse effect on the Company's financial position.

   In order to increase its liquidity, the Company has developed the following strategies; (i) suspension of the development of any new dental centers after completion of two centers presently under construction, (ii) implementation of stricter credit policies to reduce the amount of new accounts receivable, (iii) selective reductions in personnel and other overhead expenses, (iv) raising additional capital, and (v) seeking other strategic alternatives such as the merger or sale of the Company. However, there can be no assurance that these efforts will be successful.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's financial instruments with market risk exposure include borrowings under its Credit Agreement, Subordinated Note Agreement and Convertible Note Agreement, which total $58.9 million at June 30, 2000. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $590,000, or $0.05 per share (diluted), on an annual basis. These financial instruments were not entered into for trading purposes and each financial instrument bears interest at a pre-agreed upon percentage point spread from either the prime interest rate or Eurodollar interest rate.

PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

   In June 2000, the Company recorded litigation expenses of $1,495,000 resulting from an adverse arbitration award in an arbitration proceeding in Los Angeles, California. The arbitrator found that the Company had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $442,000, plus attorneys' fees that have not been determined as of this date. Management has based the charge to earnings recorded in June on its estimate of the likely total cost that will be incurred. This amount may be adjusted in future periods based on the actual attorneys' fees awarded to the plaintiffs.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

   Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

   The Company was in default of its senior bank credit facility senior subordinated note agreements and subordinated convertible note agreements ("Debt Agreements") at June 30, 2000, resulting from non-compliance with certain financial covenants of the agreements. As a result, amounts outstanding under these agreements at June 30, 2000 were callable. Accordingly, the Company was in default under these agreements and has classified the related debt as a current liability at June 30, 2000. The Company has requested waivers of these covenant violations and expects to obtain such waivers by September 15, 2000. There can be no assurance that the Company will receive the requested waivers. Based upon its current operating plans which assume that the debt is not called, the Company projects to have sufficient funds to meet its operating requirements through the fiscal year ending December 31, 2000. However, there may not be sufficient funds to begin scheduled repayments under the Credit Agreement in March 2001 or pay the outstanding debt under the Debt Agreements if waivers cannot be obtained. Management believes it will be able to replace the bank credit facility with other financing or restructure the bank credit facility. However, there is no assurance that such financing will be available or that the related terms and conditions will be acceptable to the Company. If the Company cannot obtain such alternative financing or refinancing of its current line of credit, it would have a material and adverse effect on the Company's financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   The Company's Annual Meeting of Stockholders was held on June 27, 2000 in Houston, Texas. A total of 6,031,035 shares, 94.0% of total shares authorized to vote of 6,417,206, were voted at the meeting. Security holders voted on the following matters:

1. Election of Directors. The following individuals were elected to serve as directors until the 2000 annual meeting of stockholders:

         ----------------------------------------------------------------------
                                               SHARES      SHARES
                                 SHARES FOR    AGAINST     ABSTAIN   NOT VOTED
                                 ----------    -------     -------   ---------
         Jack H. Castle, Jr.      5,778,735       -        252,300     386,171
         Jack H. Castle, D.D.S.   5,778,235       -        252.800     386,171
         Robert J. Cresci         5,771,035       -        260,000     386,171
         G. Kent Kahle            5,771,035       -        260,000     386,171
         Elizabeth A. Tilney      5,779,135       -        251,900     386,171
         Emmett E. Moore          5,779,135       -        251,900     386,171
         ----------------------------------------------------------------------

2. To amend the Company's certificate of incorporation to create a new class of non-voting common stock. The proposal was approved by the stockholders with a vote of 5,760,550 shares voted for; 264,685 shares voted against, 5,800 shares abstained, and 386,171 not voted.

3. To amend the Company's certificate of incorporation to reduce the number of authorized shares of common stock from 30,000,000 shares of common stock and 5,000,000 shares of preferred stock to 18,000,000 shares of common stock, 1,000,000 shares of Class B common stock, and 1,000,000 of preferred stock. The proposal was approved by the stockholders with a vote of 6,018,300 shares voted for, 12,535 shares voted against, 200 shares abstained, and 386,171 not voted.

4. To amend and restate the Company's certificate of incorporation in order to eliminate references to preferred shares no longer outstanding. The proposal was approved by the stockholders with a vote of 5,802,600 shares voted for, 221,735 shares voted against, 6,700 shares abstained, and 386,171 not voted.

5. To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent certified public accountants for the year ending December 31, 2000. The proposal was approved by the stockholders with a vote of 6,025,735 shares voted for; 5,100 shares voted against, 200 shares abstained, and 386,171 not voted.

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

                                            CASTLE DENTAL CENTERS, INC.


Date:  August 14, 2000                      By:    JACK H. CASTLE, JR.
                                               -----------------------
                                                Jack H. Castle, Jr.
                                                Chief Executive Officer

Date: August 14, 2000                       By:   JOHN M. SLACK
                                               ----------------
                                                John M. Slack
                                                Chief Financial Officer