Form 10-Q
period 2000-09-30
CASTLE DENTAL CENTERS INC
filed 2000-11-20
CIK 1018152

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

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

                Yes    [X]                                No    [ ]

      The number of shares of Common Stock issued and outstanding, par value, $0.001 per share, as of November 14, 2000 was 6,417,206.

                         CASTLE DENTAL CENTERS, INC.
                                    INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
            December 31, 1999 and September 30, 2000 ......................    3

          Condensed Consolidated Statements of Operations
            For the Three Months and Nine Months Ended  September 30, 1999
            and 2000 ......................................................    4

          Condensed Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30, 1999 and 2000 .........    5

          Notes to Condensed Consolidated Financial Statements ............    6

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operations .........   10

         Item 3. Quantitative and Qualitative Disclosures
                 About Market Risks .......................................   16

PART II ...................................................................
         Item 1. Legal Proceedings ........................................   17

         Item 2. Changes in Securities and Use of Proceeds ................   17

         Item 3. Defaults Upon Senior Securities ..........................   17

         Item 4. Submission of Matters to a Vote of Security Holders ......   17

         Item 5. OTHER INFORMATION ........................................   17

         Item 6. Exhibits and Reports on Form 8-K .........................   17

SIGNATURES ................................................................   18

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           CASTLE DENTAL CENTERS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (in thousands, except share data)

                                                                              DECEMBER 31,     SEPTEMBER 30,
                                                                                  1999             2000
                                                                              -------------    -------------
                                         ASSETS
Current assets:
    Cash and cash equivalents .............................................   $          59    $       1,670
    Patient receivables, net ..............................................          16,928           11,121
    Unbilled patient receivables, net .....................................           4,667            3,068
    Prepaid expenses and other current assets .............................           6,687            2,710
                                                                              -------------    -------------
           Total current assets ...........................................          28,341           18,569
                                                                              -------------    -------------
Property and equipment, net ...............................................          20,361           20,243
Intangible assets, net ....................................................          64,020           60,952
Other assets ..............................................................           2,260            2,199
                                                                              -------------    -------------
          Total assets ....................................................   $     114,982    $     101,963
                                                                              =============    =============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital lease obligations .......   $       2,192    $      63,232
    Accounts payable and accrued liabilities ..............................           9,855           11,556
    Deferred compensation payable, related party ..........................             526              132
                                                                              -------------    -------------
           Total current liabilities ......................................          12,573           74,920
                                                                              -------------    -------------
Long-term debt and capital lease obligations, net of current portion ......          53,996              991
Deferred income taxes .....................................................           6,896             --
Minority interest .........................................................           4,354             --
Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value, 19,000,000 shares authorized;
    6,417,206 shares issued and outstanding ...............................               6                6
  Additional paid-in capital ..............................................          42,086           42,086
  Accumulated deficit .....................................................          (4,929)         (16,040)
                                                                              -------------    -------------
          Total stockholders' equity ......................................          37,163           26,052
                                                                              -------------    -------------
     Total liabilities and stockholders' equity ...........................   $     114,982    $     101,963
                                                                              =============    =============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           CASTLE DENTAL CENTERS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                     -----------------------    -----------------------
                                                        1999         2000          1999         2000
                                                     ----------   ----------    ----------   ----------
Net patient revenues .............................   $   26,092   $   27,115    $   76,920   $   80,344

Expenses:
Dentist salaries and other professional costs ....        6,842        7,116        20,387       21,025
Clinical salaries ................................        5,323        5,396        16,096       15,556
Dental supplies and laboratory fees ..............        2,341        2,839         6,820        8,490
Rental and lease expense .........................        1,598        2,281         4,528        5,645
Advertising and marketing ........................        1,138        1,089         2,899        3,023
Depreciation and amortization ....................        1,440        1,783         4,295        5,166
Other operating expenses .........................        1,466        1,917         4,434        5,472
Bad debt expense .................................        1,021        9,637         2,423       11,935
     General and administrative ..................        2,890        3,789         7,801        9,115
     Asset impairment ............................         --          1,910          --          1,910
                                                     ----------   ----------    ----------   ----------
          Total expenses .........................       24,059       37,757        69,683       87,337
                                                     ----------   ----------    ----------   ----------
Operating income (loss) ..........................        2,033      (10,642)        7,237       (6,993)

Litigation settlement ............................         --           --           1,366        1,495
Interest expense .................................        1,140        1,915         3,155        5,011
Other expense (income), net ......................           38           (1)           41           (6)
                                                     ----------   ----------    ----------   ----------
Income (loss) before income taxes ................          855      (12,556)        2,675      (13,493)

Provision (benefit) for income taxes .............          348       (2,043)        1,058       (2,382)
                                                     ----------   ----------    ----------   ----------
Net income (loss) ................................   $      507   $  (10,513)   $    1,617   $  (11,111)
                                                     ==========   ==========    ==========   ==========
Income (loss) per common share:
Basic and diluted: ...............................   $     0.07   $    (1.64)   $     0.24   $    (1.72)
                                                     ==========   ==========    ==========   ==========
Weighted average number of common and
  common equivalent shares outstanding
      Basic and diluted ..........................        6,825        6,417         6,825        6,462
                                                     ==========   ==========    ==========   ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           CASTLE DENTAL CENTERS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                               NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         ----------------------------
                                                                            1999            2000
                                                                         ------------    ------------
Net cash provided by operating activities ............................   $        357    $      3,517
Investing activities:
     Capital expenditures ............................................         (8,352)         (3,086)
     Acquisition of affiliated practices, net of cash acquired .......           (365)         (5,039)
                                                                         ------------    ------------
Net cash used by investing activities ................................         (8,717)         (8,125)
                                                                         ------------    ------------
Financing activities:
     Payments of long-term debt and capital lease obligations ........         (1,249)         (8,976)
     Proceeds from debt ..............................................          9,200          16,870
     Bank overdraft ..................................................           --              (818)
     Debt issuance costs .............................................           --              (857)
                                                                         ------------    ------------
Net cash provided by financing activities ............................          7,951           6,219
                                                                         ------------    ------------
     Net change in cash and cash equivalents .........................           (409)          1,611
Cash and cash equivalents, beginning of period .......................            695              59
                                                                         ------------    ------------
Cash and cash equivalents, end of period .............................   $        286    $      1,670
                                                                         ============    ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           CASTLE DENTAL CENTERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

      Castle Dental Centers, Inc. and subsidiaries (the "Company") provide administrative and management services, non-healthcare personnel, facilities and equipment to certain professional corporations in Texas, Florida, California and Tennessee ("affiliated dental practices") under long-term management services agreements.

      The consolidated financial statements include the accounts of the Company and all wholly owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements ("Management Services Agreements) with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, in its sole discretion and at any time, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost ("nominee arrangements"). At September 30, 2000, all of the affiliated dental practices were owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five to forty years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except professional corporations located in California, is generally comprised of three components:
(i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of patient revenues; and, (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated practice and (ii) a management fee in an amount ranging from 15.0% to 30.0% of net patient revenues. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

      The accompanying unaudited condensed consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000 include the accounts of the Company and its majority owned management company subsidiaries and the affiliated dental practices. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements have been prepared consistent with the accounting policies reflected in the Company's annual financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission, and should be read in conjunction therewith. In management's opinion, the unaudited condensed

                           CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

      In December 1999, the Unites States Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements, "as amended, which for the Company is effective October 1, 2000. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that implementation of SAB No. 101 will have no material impact on its financial statements.

2.    EARNINGS PER SHARE:

      Basic earnings per share for all periods presented equals net income divided by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflect the effect of dilutive stock options, if applicable.

3.    ASSET IMPAIRMENT, ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE AND OTHER
      ITEMS

      In September 2000, the Company recorded charges totaling $11.9 million on a pre-tax basis. The charges included $1.9 million in asset impairment, $8.5 million in bad debt expense, $0.5 million in rent and lease expense, $50,000 in other operating expenses and $1.0 million in general and administrative expenses.

      The $1.9 million asset impairment results primarily from the closing of six dental offices in Florida, Texas and California, and the write-off of related intangible assets and long-term receivables associated with certain acquisitions. As a result, the Company reduced intangible assets by approximately $0.9 million, leasehold improvements and equipment by approximately $0.3 million, and other assets by approximately $0.7 million.

      The increase in bad debt expense of $8.5 million results from a change in the estimate of the allowance for doubtful accounts for both billed accounts receivable and unbilled accounts receivable from orthodontic patients. Higher than expected attrition rates for orthodontic patients and lower than expected collection rates from patients with insurance are the primary causes for the increase in the allowance for doubtful accounts.

      Rent and lease expenses result from the accrual of future lease commitments on closed dental centers and on properties that are under lease but that will not be built-out due to the Company's plan to reduce capital expenditures. General and administrative expenses of $1.0 million and other operating expenses of $50,000 represent investment costs related to the investigations of strategic alternatives, provisions for litigation and severance costs.

4.    ACQUISITIONS:

      In January 2000, the Company entered into a settlement agreement with Dental Consulting Services, LLC ("DCS"), a 20% shareholder in the Company's California entity, Castle West. Pursuant to the terms of the settlement agreement, the Company acquired the 20% minority interest and a conversion right held by DCS. Total consideration paid by the Company was $5.3 million of which $300,000 was paid in November 1999 as a deposit. The additional consideration was recorded as follows

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
                                                                        =======

                           CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

      The Company maintains a revolving credit agreement with its bank (the "Credit Agreement") that provides for borrowings up to $55.0 million and is scheduled to mature in November 2002. Revolving credit advances under the Credit Agreement require quarterly interest payments through March 2001 at which time principal becomes payable based on a five-year quarterly amortization and a final payment at maturity. Borrowings under the bank credit facility may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon (a) either (i) the bank's base rate or (ii) LIBOR plus (b) a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all of the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the creation or existence of liens and set certain restrictions on acquisitions, mergers, sale of assets and restrict the payment of dividends. At September 30, 2000, approximately $45.2 million was outstanding under the Credit Agreement.

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

      As a result of losses incurred in the second and third quarters of 2000, the Company has not been in compliance with certain financial covenants of the Credit Agreement, Subordinated Note Agreement and Convertible Note Agreement (Debt Agreements) since June 30, 2000. As a result, amounts outstanding under these agreements were subject to acceleration. Accordingly, the Company was in default under these agreements and has classified the related debt as a current liability. The Company has requested waivers of these covenant violations and is negotiating with its lenders to obtain such waivers and to restructure the Debt Agreements. There is no assurance that the Company will receive the requested waivers or that it will be able to restructure the Debt Agreements. Based upon its current operating plans, which assume that the debt is not accelerated, the Company projects to have sufficient funds to meet its operating requirements through the fiscal year ending December 31, 2000. However, there will not be sufficient funds to begin scheduled repayments under the Credit Agreement in March 2001 or pay the outstanding debt under the Debt Agreements if waivers cannot be obtained. Management believes it will be able to replace the bank credit facility with other financing or restructure the bank credit facility. However, there is no assurance that such financing will be available or that the related terms and conditions will be acceptable to the Company. If the Company cannot obtain such alternative financing or refinancing of its current line of credit, it would have a material and adverse effect on the Company's financial position. In addition, the Company has not made approximately $0.9 million in principal and interest payments due to the subordinated note holders in September and October 2000, because it is restricted from making such payments as long as the Company is in default of the Credit Agreement.

      In order to increase its liquidity, the Company has developed the following strategies; (i) suspension of the development of any new dental centers, (ii) implementation of stricter credit policies to reduce the amount of new accounts receivable, (iii) selective reductions in personnel and other overhead expenses, (iv) raising additional capital, and (v) seeking other strategic alternatives such as the merger or sale of the Company. However, there can be no assurance that these efforts will be successful.

                           CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.    INCOME TAXES

      In September 2000, the Company recorded a valuation allowance of approximately $2.5 million against the Company's entire net deferred tax asset, because there is no assurance that the Company will be able to recognize the tax asset.

7.    COMMITMENTS AND CONTINGENCIES:

      In June 2000, the Company recorded litigation expenses of $1,495,000 resulting from an arbitration award against two subsidiaries of the Company in an arbitration proceeding in Los Angeles, California. The arbitrator found that the subsidiaries had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $442,000. In August 2000, the arbitrator awarded the plaintiffs an additional $666,000 for attorney fees and costs, resulting in a total judgment of $1,108,000 against the Company's subsidiaries. This amount, as well as additional legal expenses incurred by the Company, was included in the litigation expenses recorded in June 2000. None of the judgment amount awarded to the plaintiffs has been paid as of November 20, 2000.

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

8.    SEGMENT INFORMATION

      The following table sets forth the financial information with respect to the Company and its reportable segments:

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                           ----------------------------    ----------------------------
                                                               1999            2000            1999           2000
                                                           ------------    ------------    ------------    ------------
                                                                                   (in thousands)
Net patient revenues:
   Texas ...............................................   $     17,617    $     18,434    $     50,942    $     54,006
   Florida .............................................          3,112           2,644           9,465           8,630
   Tennessee ...........................................          2,706           3,268           7,574           9,608
   California ..........................................          2,657           2,769           8,939           8,100
                                                           ------------    ------------    ------------    ------------
      Total net patient revenues .......................   $     26,092    $     27,115    $     76,920    $     80,344
                                                           ============    ============    ============    ============
Operating income:
   Texas ...............................................   $      2,496    $     (1,108)   $      7,681    $      3,861
   Florida .............................................            203          (1,131)            551            (838)
   Tennessee ...........................................            328             150             812             808
   California ..........................................            193            (325)          1,430             415
   Corporate, general and administrative expenses (1)...         (1,187)         (8,228)         (3,237)        (11,239)
                                                           ------------    ------------    ------------    ------------
      Total operating income (loss) ....................          2,033         (10,642)          7,237          (6,993)

Interest expense .......................................          1,140           1,915           3,155           5,011
Other (income) expense .................................             38              (1)             41              (6)
Litigation settlement ..................................           --              --             1,366           1,495
                                                           ------------    ------------    ------------    ------------
      Income (loss) before income taxes ................   $        855    $    (12,556)   $      2,675    $    (13,493)
                                                           ============    ============    ============    ============

(1) includes unallocated bad debt expense.

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

OVERVIEW

   The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, California and Tennessee. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At November 20, 2000 the Company managed 100 dental centers with approximately 235 affiliated dentists, orthodontists and specialists.

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

RESULTS OF OPERATIONS

      The following table sets forth the percentages of patient revenues represented by certain items reflected in the Company's Statement of Operations. The information that follows should be read in conjunction with the Annual audited Financial Statements and notes thereto of the Company included in the Company's Form 10-K filed with the Securities and Exchange Commission, as well as the unaudited Financial Information, included in this Form 10-Q.

                                                                     FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                                    ----------------------------     ----------------------------
                                                                         1999            2000             1999            2000
                                                                    ------------    ------------     ------------    ------------
Net patient revenues ............................................          100.0%          100.0%           100.0%          100.0%

Expenses:
     Dentist salaries and other professional costs ..............           26.2%           26.2%            26.5%           26.2%
     Clinical salaries ..........................................           20.4%           19.9%            20.9%           19.4%
     Dental supplies and laboratory fees ........................            8.9%           10.5%             8.9%           10.6%
     Rental and lease expense ...................................            6.1%            8.4%             5.9%            7.0%
Advertising and marketing .......................................            4.4%            4.0%             3.8%            3.8%
     Depreciation and amortization ..............................            5.5%            6.6%             5.6%            6.4%
     Other operating expenses ...................................            5.7%            7.1%             5.8%            6.8%
     Bad debt expense ...........................................            3.9%           35.5%             3.1%           14.9%
     General and administrative .................................           11.1%           14.0%            10.1%           11.3%
     Asset impairment ...........................................            - %             7.0%             - %             2.4%
                                                                    ------------    ------------     ------------    ------------
          Total expenses ........................................           92.2%          139.2%            90.6%          108.7%
                                                                    ------------    ------------     ------------    ------------
Operating income (loss) .........................................            7.8%          (39.2%)            9.4%           (8.7%)

Litigation settlement ...........................................            - %             - %              1.8%            1.9%
Interest expense ................................................            4.4%            7.1%             4.1%            6.2%
Other expense (income), net .....................................            0.2%            - %              0.1%            - %
                                                                    ------------    ------------     ------------    ------------
Income (loss) before income taxes ...............................            3.2%          (46.3%)            3.4%          (16.8%)
Provision (benefit) for income taxes ............................            1.3%           (7.5%)            1.4%           (3.0%)
                                                                    ------------    ------------     ------------    ------------
Net income (loss) ...............................................            1.9%          (38.8%)            2.0%          (13.8%)
                                                                    ============    ============     ============    ============

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

      NET PATIENT REVENUE - Net patient revenues of affiliated dental practices increased from $26.1 million to $27.1 million, an increase of $1.0 million or 3.9%. Approximately, $1.2 million of the increase was attributable to the opening of 12 de novo offices in Texas, Florida and Tennessee. Patient revenues for dental centers open for more than one year increased approximately $0.7 million, or 2.6%, from the third quarter of 1999, offset by decreased revenues of approximately $0.9 million from six dental centers closed in the last year.

      DENTIST SALARIES AND OTHER PROFESSIONAL COSTS - Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the three months ended September 30, 2000, dentist salaries and other professional costs were $7.1 million, an increase of $0.3 million, or 4.0%, from the comparable period of 1999. The increase was due primarily to the staffing of de novo dental centers and increased dentist compensation resulting from higher patient revenues. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs remained unchanged at 26.2% for the three months ended September 30, 1999 and the comparable 2000 period.

      CLINICAL SALARIES - Clinical salaries increased from $5.3 million for the three months ended September 30, 1999, to $5.4 million for the three months ended September 30, 2000, an increase of $0.1 million, or 1.4%. The de novo dental centers accounted for the increase. Expressed as a percentage of net patient revenues, clinical salaries decreased from 20.4% for the three months ended September 30, 1999 to 19.9% for the comparable 2000 period.

      DENTAL SUPPLIES AND LABORATORY FEES - Dental supplies and laboratory fees increased from $2.3 million for the three months ended September 30, 1999 to $2.8 million for the three months ended September 30, 2000, an increase of $0.5 million, or 21.3%. The increase is attributable to additional dental supplies required for the opening of de novo dental centers and increased lab costs. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 8.9% to 10.5% for the three-month periods ended September 30, 1999 and 2000, respectively.

   RENT AND LEASE EXPENSE - Rent and lease expense increased from $1.6 million for the three months ended September 30, 1999, to $2.3 million for the three months ended September 30, 2000, an increase of $0.7 or 42.7%. Lease expense in the three month period ended September 30, 2000 included the accrual of $0.5 million in lease expense on closed dental centers and on properties that are under lease but that will not be built-out due to the Company's plan to reduce capital expenditures. The Company is attempting to sublease these properties or otherwise terminate the lease obligations. Excluding this charge, rent and lease expense, expressed as a percentage of net patient revenues, increased from 6.1% for the three months ended September 30, 1999 to 6.5% for the comparable 2000 period. This increase is attributable primarily to the addition of de novo dental centers.

      ADVERTISING AND MARKETING - Advertising and marketing expense of $1.1 million for the three months ended September 30, 2000, was relatively unchanged from the prior year period. Expressed as a percentage of net patient revenues, advertising and marketing decreased from 4.4% for the three months ended September 30, 1999 to 4.0% for the comparable 2000 period, resulting from favorable leveraging of advertising expenditures.

      DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased from $1.4 million for the three months ended September 30, 1999, to $1.8 million for the three months ended September 30, 2000, an increase of $0.3 million, or 23.8%. The increase is attributable primarily to the addition of leasehold improvements and dental equipment associated with the opening of de novo centers and management information system. Expressed as a percentage of net patient revenues, depreciation and amortization increased from 5.5% for the three months ended September 30, 1999 to 6.6% for the comparable 2000 period.

      OTHER OPERATING EXPENSES - Other operating expenses increased from $1.5 million for the three months ended September 30, 1999 to $1.9 million for the comparable period of 2000, an increase of approximately $0.5 million or 30.8%. Other operating expenses include expenses related to the operation of the Company's dental centers, such as utilities, taxes and management information systems. Expressed as a percentage of net patient revenues, other operating expenses increased from 5.6% for the three months ended September 30, 1999 to 7.1% for the comparable 2000 period.

      BAD DEBT EXPENSE - Bad debt expense increased from $1.0 million for the three months ended September 30, 1999 to $9.6 million for the three months ended September 30, 2000, including a charge of $8.5 million to record additional allowance for doubtful accounts receivable. The Company has changed its estimates for the collectibility of certain categories of accounts receivable resulting in additional charges of $6.4 million on billed accounts receivable and $2.1 million of unbilled accounts receivable from orthodontic patients. Lower collection rates on patients with insurance, slower payments from insurance companies, and higher than expected attrition on orthodontic patients accounted for the change in estimates. Management is continuing to review and modify credit and collection policies in order to reduce the level of accounts receivable and to increase collection of past-due accounts. It is anticipated that the change in estimates for the collection of accounts receivable will result in higher rates of bad debt expense in future periods, until such time as the collectibility of accounts receivable is improved.

      GENERAL & ADMINISTRATIVE EXPENSE - General and administrative expenses increased from $2.9 million for the three months ended September 30, 1999, to $3.8 million for the three months ended September 30, 2000, an increase of $0.9 million, or 31.1%. Excluding charges of $1.0 million, general and administrative expenses were $2.8 million in the third quarter 2000, 3.9% lower than third quarter 1999 general and administrative expenses. The charges included investment costs related to the investigations of strategic alternatives, provisions for litigation and severance costs. Excluding these charges, general and administrative expenses, expressed as a percentage of net patient revenues, decreased from 11.1% for the three months ended September 30, 1999 to 10.2% for the comparable 2000 period.

      ASSET IMPAIRMENT - The closing of six under-performing dental centers in Florida, California and Texas resulted in the write-off of $1.9 million in leasehold improvements, intangible assets and long-term receivables related to those offices and associated acquisitions. The closed offices included two dental centers on the east coast of Florida, two centers in the Los Angeles area, and two centers in Texas. The write-off of intangible assets related to the acquisition of the dental centers on the east coast of Florida and one of the California dental centers.

      INTEREST EXPENSE - Interest expense increased from $1.1 million for the three months ended September 30, 1999 to $1.9 million for three months ended September 30, 2000, an increase of $0.8 million. The increase is attributable to higher borrowings and an increase in variable interest rates under the Credit Agreement and the senior subordinated credit agreements.

   PROVISION FOR INCOME TAXES - For the three months ended September 30, 1999, the Company recorded a provision for income taxes of $0.3 million, resulting from income before income taxes of $0.9 million. For the three months ended September 30, 2000, the Company recorded a benefit for income taxes of $2.0 million resulting from a loss before income taxes of $12.6 million. The benefit for income taxes in the third quarter 2000 was reduced by a valuation allowance of approximately $2.5 million that was recorded against the Company's entire deferred tax asset, because there is no assurance that the Company will be able to recognize the tax asset in the future. Accordingly, the benefit for income taxes recorded in the three-month period ended September 30, 2000 was limited to 16.3% of the loss before income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

      NET PATIENT REVENUE - Net patient revenues of affiliated dental practices increased from $76.9 million for the nine months ended September 30, 1999, to $80.3 million for the nine months ended September 30, 2000, an increase of $3.4 million or 4.5%. Approximately $4.8 million of the increase was attributable to the opening of de novo dental centers in Texas, Florida and Tennessee. Patient revenues for dental centers open for more than one year increased approximately $1.2 million, or 1.5%, from the first nine months of 1999, offset by decreased revenues of approximately $2.7 million from six dental centers closed in the last year.

      DENTIST SALARIES AND OTHER PROFESSIONAL COSTS - Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the nine months ended September 30, 2000, dentist salaries and other professional costs were $21.0 million, an increase of $0.6 million or 3.1% from the comparable period of 1999. The increase was due primarily to the staffing of de novo dental centers and increased dentist compensation resulting from higher patient revenues. Expressed as a percentage of net patient revenue, dentist salaries and other professional costs decreased from 26.5% for the nine months ended September 30, 1999 to 26.2% for the comparable 2000 period.

      CLINICAL SALARIES - Clinical salaries decreased from $16.1 million for the nine months ended September 30, 1999, to $15.6 million for the nine months ended September 30, 2000, a decrease of $0.5 million or 3.4%. The decrease was due primarily to reduced staffing in the dental centers. Expressed as a percentage of net patient revenues, clinical salaries decreased from 20.9% for the nine months ended September 30, 1999 to 19.4% for the comparable 2000 period.

      DENTAL SUPPLIES AND LABORATORY FEES - Dental supplies and laboratory fees increased from $6.8 million for the nine months ended September 30, 1999 to $8.5 million for the nine months ended September 30, 2000, an increase of $1.7 million or 24.5%. The increase is attributable to additional dental supplies required for the opening of de novo dental centers and increased laboratory costs. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 8.9% for the nine months ended September 30, 1999 to 10.6% for the comparable 2000 period.

      RENT AND LEASE EXPENSE - Rent and lease expense increased from $4.5 million for the nine months ended September 30, 1999 to $5.6 million for the nine months ended September 30, 2000, an increase of $1.1 million or 24.7%. Lease expense in the nine month period ended September 30, 2000 included the accrual of $0.5 million in lease expense on closed dental centers and on properties that are under lease but that will not be built-out due to the Company's plan to reduce capital expenditures. Excluding this charge, rent and lease expense, expressed as a percentage of net patient revenues, increased from 5.9% for the nine months ended September 30, 1999 to 6.4% for the comparable 2000 period. This increase is attributable primarily to the addition of de novo dental centers.

      ADVERTISING AND MARKETING - Advertising and marketing expense increased from $2.9 million for the nine months ended September 30, 1999, to $3.0 million for the nine months ended September 30, 2000, an increase of $0.1 million, or 4.3%. Expressed as a percentage of net patient revenues, advertising and marketing expense of 3.8% for the nine months ended September 30, 2000 was unchanged from the comparable prior year period.

   DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased from $4.3 million for the nine months ended September 30, 1999, to $5.2 million for the nine months ended September 30, 2000, an increase of $0.9 million, or 20.3%. The increase is attributable primarily to the addition of leasehold improvements and dental equipment associated with the opening of de novo centers and management information system updates. Expressed as a percentage of net patient revenues, depreciation and amortization increased from 5.6% to 6.4% for the nine-month periods ended September 30, 1999 and 2000, respectively.


      OTHER OPERATING EXPENSES - Other operating expenses increased from $4.4 million for the nine months ended September 30, 1999, to $5.5 million for the nine months ended September 30, 2000, an increase of $1.0 million or 23.4%. Other operating expenses include certain expenses related to the operation of the Company's dental centers. The increase is attributable primarily to additional operating expenses associated with the opening of de novo dental centers. Expressed as a percentage of net patient revenues, other operating expenses increased from 5.8% for the nine months ended September 30, 1999 to 6.8% for the comparable 2000 period.

      BAD DEBT EXPENSE - Bad debt expense increased from $2.4 million for the nine months ended September 30, 1999 to $11.9 million for the nine months ended September 30, 2000, including a charge of $8.5 million to record additional allowance for doubtful accounts receivable. The Company has changed its estimates for the collectibility of certain categories of accounts receivable resulting in additional charges of $6.4 million on billed accounts receivable and $2.1 million of unbilled accounts receivable from orthodontic patients. Lower collection rates on patients with insurance, slower payments from insurance companies, and higher than expected attrition on orthodontic patients accounted for the change in estimates. Management is continuing to review and modify credit and collection policies in order to reduce the level of accounts receivable and to increase collection of past-due accounts. It is anticipated that the change in estimates for the collection of accounts receivable will result in higher rates of bad debt expense in future periods, until such time as the collectibility of accounts receivable is improved.

      GENERAL & ADMINISTRATIVE EXPENSE - General and administrative expenses increased from $7.8 million for the nine months ended September 30, 1999, to $9.1 million for the nine months ended September 30, 2000, an increase of $1.3 million, or 16.8%. Excluding charges of $1.0 million, general and administrative expenses were $8.1 million for the nine months ended September 30, 2000, 3.9% higher than general and administrative expenses for the nine months ended September 30, 1999. The charges included investment costs related to the investigations of strategic alternatives, provisions for litigation and severance costs. Excluding these charges, general and administrative expenses, expressed as a percentage of net patient revenues, were 10.1% for the nine months ended September 30, 2000, unchanged from the comparable prior year period.

      ASSET IMPAIRMENT - The closing of six under-performing dental centers in Florida, California and Texas resulted in the write-off of $1.9 million in leasehold improvements, intangible assets and long-term receivables related to those offices and associated acquisitions. The closed offices included two dental centers on the east coast of Florida, two centers in the Los Angeles area, and two centers in Texas. The write-off of intangible assets related to the acquisition of the dental centers on the east coast of Florida and one of the California dental centers.

      LITIGATION EXPENSE - For the nine months ended September 30, 2000 the Company recorded a $1.5 million charge resulting from an adverse arbitration award in an arbitration proceeding in Los Angeles, California (Note 7 of Notes to Condensed Consolidated Financial Statements). In the nine months ended September 30, 1999, litigation expense of $1.4 million resulted from the settlement of a lawsuit filed by the former owner of certain dental practices acquired by the Company in 1996.

      INTEREST EXPENSE - Interest expense increased from $3.2 million for the nine months ended September 30, 1999 to $5.0 million for the nine months ended September 30, 2000, an increase of $1.8 million, or 58.8%. The increase is attributable to higher borrowings and an increase in variable interest rates under the Credit Agreement and the senior subordinated credit agreements.

      PROVISION FOR INCOME TAXES - For the nine months ended September 30, 1999, the Company recorded a provision for income taxes of $1.1 million, resulting from income before income taxes of $2.7 million. For the nine months ended September 30, 2000, the Company recorded a benefit for income taxes of $2.4 million resulting from a loss before income taxes of $13.5 million. The benefit for income taxes in the third quarter 2000 was reduced by a valuation allowance of approximately $2.5 million that was recorded against the Company's entire deferred tax asset, because there is no assurance that the Company will be able to recognize the tax asset in the future. Accordingly, the benefit for income taxes recorded in the nine-month period ended September 30, 2000 was limited to 17.7% of the loss before income taxes compared to an effective tax rate of 39.6% recorded in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2000 the Company had a net working capital deficit of $56.4 million, resulting primarily from the classification as a current liability of $45.2 million of outstanding borrowings under the Company's senior bank credit facility and $15.0 million in senior subordinated note and convertible note agreements (see below). Current assets consisted of cash and cash equivalents of $1.7 million, billed and unbilled accounts receivable of $14.2 million and $2.7 million of prepaid expenses and other current assets. Current liabilities totaled $74.9 million, consisting of $11.6 million in accounts payable and accrued liabilities, $63.2 million in current maturities of long-term debt and $0.1 million of deferred compensation payable to a stockholder.

      For the nine months ended September 30, 1999 and 2000, cash provided by operating activities was $0.4 million and $3.5 million, respectively. In the nine months ended September 30, 1999, cash used in investing activities amounted to $8.7 million, consisting of $365,000 to fund acquisitions and $8.4 million for capital expenditures primarily for the construction of new dental offices and equipment. For the nine months ended September 30, 2000, cash used in investing activities was $8.1 million, consisting primarily of $5.0 million to acquire a 20% minority interest in the Company's California subsidiary and $3.1 million for capital expenditures. For the nine months ended September 30, 1999, cash provided by financing activities totaled $8.0 million representing $9.2 million in advances under the Company's bank credit agreement, offset partially by $1.2 million in repayments of long-term debt and capital lease obligations. For the nine months ended September 30, 2000, cash provided by financing activities totaled $6.2 million representing $16.9 million in proceeds from long-term debt offset partially by $9.0 million in repayments of long-term debt and capital lease obligations, payment of $0.9 million in debt issuance costs and $0.8 million reduction in bank overdrafts.

      During the first nine months of 2000, the Company's principal sources of liquidity consisted primarily of cash and cash equivalents and borrowings under the Company's bank credit agreement ("Credit Agreement"). In January 2000, the Company amended its Credit Agreement with its existing banks and entered into a senior subordinated note agreement ("Subordinated Note Agreement") and a subordinated convertible note agreement ("Convertible Note Agreement") with two lenders. In May 2000, the Company amended its credit agreement to provide additional availability for the Company to complete the de novo dental centers that were under development for 2000. In August 2000, the Company advised its lenders that it was in violation of certain financial covenants of the Credit Agreement, the Subordinated Note Agreement and the Convertible Note Agreement (the "Debt Agreements") as a result of losses incurred in the second and third quarters of 2000.

      The Credit Agreement provides for borrowings up to $55.0 million and matures November 2002. Advances under the Credit Agreement require quarterly interest payments through March 2001 at which time principal becomes payable quarterly based on a five-year amortization with final payment at maturity. Borrowings under the Credit Agreement may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon either the bank's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to the EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement contains affirmative and negative covenants that require that Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. In addition, under the May 2000 amended Credit Agreement, capital expenditures for 2000 are limited to no more than $3.5 million, further acquisitions are not permitted in 2000, and the payment of any litigation settlement is restricted to no more than $100,000, without consent of the lenders. At September 30, 2000, $45.2 million was outstanding under the Credit Agreement.

   The Subordinated Note Agreement and Convertible Note Agreement provided borrowings of $13.7 and $1.3 million, respectively. Proceeds from these notes were used to reduce borrowings under the bank credit facility, to acquire a 20% minority interest in the Company's California subsidiary and to reduce other accrued liabilities and accounts payable. Loans under the Subordinated Note Agreement bear interest at the 90-day LIBOR rate plus five and one-half percent, payable quarterly, and are due in eight quarterly installments beginning in the sixty-third month following the closing date. Loans under the Convertible Note Agreement bear interest at the same rate as loans under the Subordinated Note Agreement and are due on demand beginning seven years after the closing date with a final maturity date of January 30, 2009. The convertible note is convertible at any time into 442,880 shares of Company common stock at the request of the holders at a fixed conversion price of $3.1125 per share. The

Subordinated Note Agreement and Convertible Note Agreement contain affirmative and negative covenants that require that Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. At September 30, 2000, the Company was not in compliance with certain financial covenants of the Subordinated Note Agreement and Convertible Note Agreement. In addition, the Company has not made $0.9 million in principal and interest payments due to the subordinated note holders in September and October 2000, because it is restricted from making such payments as long as the Company is in default of the Credit Agreement.

      As a result of losses incurred in the second and third quarters 2000, the Company has not been in compliance with certain financial covenants of the Debt Agreements since June 30, 2000. As a result, amounts outstanding under these agreements were subject to acceleration. Accordingly, the Company was in default under these agreements and has classified the related debt as a current liability. The Company has requested waivers of these covenant violations and is negotiating with its lenders to obtain such waivers and to restructure the Debt Agreements. There is no assurance that the Company will receive the requested waivers or that it will be able to restructure the Debt Agreements. Based upon its current operating plans, which assume that the debt is not accelerated the Company projects to have sufficient funds to meet its operating requirements through the fiscal year ending December 31, 2000. However, there will not be sufficient funds to begin scheduled repayments under the Credit Agreement in March 2001 or pay the outstanding debt under the Debt Agreements if waivers cannot be obtained. Management believes it will be able to replace the bank credit facility with other financing or restructure the bank credit facility. However, there is no assurance that such financing will be available or that the related terms and conditions will be acceptable to the Company. If the Company cannot obtain such alternative financing or refinancing of its current line of credit, it would have a material and adverse effect on the Company's financial position.

      In order to increase its liquidity, the Company has developed the following strategies; (i) suspension of the development of any new dental centers, (ii) implementation of stricter credit policies to reduce the amount of new accounts receivable, (iii) selective reductions in personnel and other overhead expenses, (iv) raising additional capital, and (v) seeking other strategic alternatives such as the merger or sale of the Company. However, there can be no assurance that these efforts will be successful.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's financial instruments with market risk exposure include borrowings under its Credit Agreement, Subordinated Note Agreement and Convertible Note Agreement, which total $60.2 million at September 30, 2000. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $602,000, or $0.08 per share (diluted), on an annual basis. These financial instruments were not entered into for trading purposes and each financial instrument bears interest at a pre-agreed upon percentage point spread from either the prime interest rate or Eurodollar interest rate.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      In June 2000, the Company recorded litigation expenses of $1,495,000 resulting from an arbitration award against two subsidiaries of the Company in an arbitration proceeding in Los Angeles, California. The arbitrator found that the subsidiaries had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $442,000. In August 2000, the arbitrator awarded the plaintiffs an additional $666,000 for attorney fees and costs, resulting in a total judgment of $1,108,000 against the Company's subsidiaries. This amount was included in the litigation expenses recorded in June 2000 as well as expenses incurred by the Company. None of the judgment amount awarded to the plaintiffs has been paid as of November 20, 2000.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

   Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      The Company was in default of its senior bank credit facility, senior subordinated note agreement and subordinated convertible note agreement (Debt Agreements) at September 30, 2000, resulting from non-compliance with certain financial covenants of the agreements. As a result, amounts outstanding under these agreements were subject to acceleration. Accordingly, the Company was in default under these agreements and has classified the related debt as a current liability at September 30, 2000. The Company has requested waivers of these covenant violations and is negotiating with its lenders to obtain such waivers and to restructure the Debt Agreements. There can be no assurance that the Company will receive the requested waivers or that it will be able to restructure the Debt Agreements. Based upon its current operating plans, which assume that the debt is not accelerated the Company projects to have sufficient funds to meet its operating requirements through the fiscal year ending December 31, 2000. However, there will not be sufficient funds to begin scheduled repayments under the bank credit facility in March 2001 or pay the outstanding debt under the Debt Agreements if waivers cannot be obtained. Management believes it will be able to replace the bank credit facility with other financing or restructure the bank credit facility. However, there is no assurance that such financing will be available or that the related terms and conditions will be acceptable to the Company. If the Company cannot obtain such alternative financing or refinancing of its current line of credit, it would have a material and adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   NONE

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

      CASTLE DENTAL CENTERS, INC.


Date:  November 20, 2000                    By: JACK H. CASTLE, JR.
                                                Jack H. Castle, Jr.
                                                Chief Executive Officer

Date:  November 20, 2000                    By: JOHN M. SLACK
                                                John M. Slack
                                                Chief Financial Officer