Form 10-K405
period 2000-12-31
CASTLE DENTAL CENTERS INC
filed 2001-04-19
CIK 1018152

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ----------

                                   FORM 10-K

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No. [ ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ( 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 16, 2001, there were 6,417,206 shares of Castle Dental Centers, Inc. Common Stock, $.001 par value, issued and outstanding, of which 3,293,363, having an aggregate market value of approximately $0.4 million, were held by non-affiliates of the registrant.

     Documents Incorporated by Reference: Portions of the registrant's annual proxy statement, to be filed within 120 days after December 31, 2000, are incorporated by reference into Part III.

================================================================================

                          TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Item      1.   Business...................................................    1
               The Company................................................    1
               Recent Developments........................................    2
               The Dental Industry........................................    3
               Business Strategy..........................................    3
               Dental Network Development.................................    4
               Management Services Agreement..............................    5
               Dentist Employment Agreements..............................    6
               Services...................................................    6
               Operations.................................................    6
               Sales and Marketing........................................    7
               Managed Care Contracts.....................................    8
               Competition................................................    8
               Management Information Systems.............................    9
               Regulation.................................................    9
               Employees..................................................   11
               Corporate Liability and Insurance..........................   11
Item      2.   Properties.................................................   11
Item      3.   Legal Proceedings..........................................   12
Item      4.   Submission of Matters to a Vote of Security Holders........   12
Item      5.   Market for Registrant's Common Equity and Related
               Stockholder Matters........................................   13
               Recent Sales of Unregistered Securities....................   13
Item      6.   Selected Financial Data....................................   15
Item      7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................   16
               Introduction...............................................   16
               Components of Revenues and Expenses........................   17
               Results of Operations......................................   17
               Liquidity and Capital Resources............................   21
               Inflation..................................................   23
Item      7A.  Quantitative And Qualitative Disclosures About Market Risk.   24
Item      8.   Financial Statements and Supplementary Data................   24
Item      9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................   24
Item     10.   Directors and Executive Officers of the Registrant.........   25
Item     11.   Executive Compensation.....................................   25
Item     12.   Security Ownership of Certain Beneficial Owners
               and Management.............................................   25
Item     13.   Certain Relationships and Related Transactions.............   25
Item     14.   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K................................................   26

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

ITEM 1. BUSINESS
The Company

  The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in the United States. The Company currently conducts operations in the states of Texas, Florida, Tennessee and California. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks by entering into management services agreements with affiliated dental practices to provide, on an exclusive basis, management and administrative services to affiliated dental practices. The Company's strategy is to provide high-quality care in selected markets with a view to achieving broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. As of December 31, 2000, the Company provided management services to 101 dental centers with approximately 200 affiliated dentists, orthodontists and other dental specialists.

  The Company's objective is to make each of its dental networks the leading group dental care provider in each market it serves. Since its formation, the Company has applied traditional retail principles of business and marketing techniques to the practice of dentistry, including locating practices in high-profile locations, offering more affordable fees and payment plans, expanding the range of services offered, increasing market share through targeted advertising and offering extended office hours. By using the Castle Dental Centers' approach to managing affiliated dental practices, the Company believes it enables affiliated dentists, orthodontists and other dental specialists to focus on delivering quality patient care and realize significantly greater productivity than traditional individual and small-group dental practices.

  The Company believes that the provision of a full range of dental services through an integrated network is attractive to managed care payers and intends to continue to pursue managed care contracts. The Company negotiates capitated managed care contracts on behalf of its affiliated dental practices, which maintained an aggregate of 40 capitated managed care contracts covering approximately 170,000 members at December 31, 2000. The Company believes that the continued development of its networks will assist it in negotiating national and regional capitated arrangements with managed care payors on behalf of the affiliated practices.

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

  The Company was formed in 1981 by Jack H. Castle, D.D.S. and Jack H. Castle, Jr., as a single location, multi-specialty dental practice in Houston, Texas. From 1982 through 1996, the Company expanded to a total of 10 locations with 39 dentists in the Houston metropolitan area. During this period the Company developed, implemented and refined the integrated dental network approach that it utilized as a basis for its expansion.

  At December 31, 1997, the Company operated 42 dental centers, with 25 in Texas, 6 in Tennessee and 11 in Florida. In March 1998, the Company acquired six dental centers in Houston owned by Dental World, Inc. Also in March 1998, the Company expanded into the southern California market through the acquisition of an 80% interest in ("Castle West") a company formed to acquire Dental Consulting Services LLC, which managed five dental centers in the Los Angeles area. Subsequent to March 1998, Castle West acquired four additional dental offices in the Los Angeles area, one of which was closed in 2000. In July 1998, the Company acquired a dental management company and five related dental practices in Florida. In December 1998, the Company acquired from Dental Centers of America and its affiliated dental practices 16 dental centers in San Antonio, Austin, Waco and the Dallas/Fort Worth metroplex. In January 2000, the Company acquired the 20% minority in Castle West that it did not previously own. The Company opened 9, 20 and 4 de novo offices in

1998, 1999 and 2000, respectively. The Company closed or consolidated 8 dental centers in 1999 and 2000. At December 31, 2000, the Company operated 65, 12, 17 and 7 dental centers in Texas, Tennessee, Florida and California, respectively.

RECENT DEVELOPMENTS

  In January 2000, the Company entered into a senior subordinated note agreement ("Subordinated Note Agreement") and a subordinated convertible note agreement ("Convertible Note Agreement") pursuant to which it borrowed $13.7 million and $1.3 million, respectively, and, in connection with such other borrowings, amended its existing bank credit agreement (the "Credit Agreement" and, together with the Subordinated Note Agreement and the Convertible Note Agreement, the "Debt Agreements"). In March 2000, as a result of write-downs of the Company's accounts receivable, the Company determined that it was in violation of financial covenants under the Debt Agreements. Accordingly, in May 2000, the Company amended the Debt Agreements to cure its covenant violations and to provide additional availability for the Company to complete the de novo dental centers that were under development in 2000. In June 2000, the Company recorded litigation expenses of $1,495,000 resulting from an adverse arbitration award in an arbitration proceeding in Los Angeles, California. As a result of this litigation expense, the Company was again in default under the Debt Agreements.

  The Company reported additional losses in the third and fourth quarters of 2000 and, as a result, has not been in compliance with the financial covenants of the Debt Agreements since June 30, 2000. At December 31, 2000, approximately $45.2 million in senior debt and $15 million in subordinated debt were outstanding under the Debt Agreements in addition to approximately $3.5 million in other outstanding subordinated debt. Since the Company is in default under these agreements, all amounts outstanding are subject to acceleration and have been classified as current liabilities.

  On February 15, 2001, the Company retained Getzler and Co., a New York based turnaround specialist, to assist the Company in addressing its operational issues and restructuring of the Company's debt. The Company's board of directors has appointed Getzler's designee, Ira Glazer, to serve as the Company's acting Chief Executive Officer and initiated an executive search for a permanent Chief Executive Officer. Jack Castle, Jr., the Company's former Chief Executive Officer, continues to serve as the Company's Chairman of the Board. The Company's President and Chief Operating Officer resigned to pursue other opportunities.

  The Company has continued to pay interest (other than default interest) on the amounts outstanding under the Credit Agreement, but has not made principal or interest payments of $1.9 million owed to subordinated creditors since July 2000. The Company has requested waivers of these covenant violations, a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the Debt Agreements. However, these negotiations have not resulted in a forbearance agreement or waivers of the defaults as of April 16, 2001. Given the financial position of the Company and the current condition of financial markets, the Company believes that it is unlikely that either a new lender group will be brought in to replace the existing lender group or that an equity investment by a third party in the Company will be obtained that would be sufficient to satisfy its capital needs.

  The Company believes that it will be able to continue to make interest payments, exclusive of default interest, on its outstanding debt, but was not able to make required principal payments on its senior debt, which began becoming due in March 2001. There can be no assurance that the Company's lenders will consent to the waivers and restructuring necessary to allow the Company to continue to operate. If the Company and its lenders cannot reach an agreement, it may be necessary for the Company to seek protection under Chapter 11 of the Bankruptcy Code. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

  The Company has developed a plan that will allow it to continue to operate without the need for additional borrowings and to make principal payments to its senior bank creditors out of available funds. Components of this plan include:
(i) reorganization of field management to improve efficiency and reduce regional overhead costs; (ii) reduction in corporate general and administrative costs through job eliminations and reduction in other overhead expenses; (iii) closing of unprofitable and under-performing dental centers; (iv) realignment of accounts receivable management to focus on improved collection of insurance and patient receivables; (v) restructuring of compensation for management to emphasize performance-based incentives; and, (vi) cancellation of further de novo development and reducing capital expenditures to maintenance levels of approximately $1.2 million for 2001.

  However, there can be no assurance that these efforts to improve operating results and cash flows will be sufficient to allow the Company to meet its obligations in a timely manner. Therefore, there is substantial doubt about the Company's ability to continue in existence.

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

BUSINESS STRATEGY

  The Company's strategy is to develop integrated networks for the provision of a broad range of dental services that provide high-quality, cost-effective dental care in target markets. Key elements of this strategy are to:

    Provide High-Quality, Comprehensive, One-Stop Family Dental Health Care. The prototypical Castle Dental Center provides general dentistry as well as a full range of dental specialties (including orthodontics, pedodontics, periodontics, endodontics, oral surgery and implantology), thereby allowing the majority of specialty referrals to remain in-house within the Company's network of facilities. By bringing together multi-specialty dental services within a single practice, the Company is able to realize operating efficiencies and economies of scale and to promote increased productivity, higher utilization of professionals and facilities, and the sharing of dental specialists among multiple locations. The Company's practice model also incorporates quality assurance and quality control programs, including peer review and continuing education and technique enhancement. The Company believes that its multi-specialty strategy significantly differentiates it from both individual and multi-center practices that typically offer only general dentistry, orthodontics or other single specialty dental1 services.

     Develop Comprehensive Dental Networks in Target Markets. The Company seeks to consolidate and integrate its affiliated practices to establish regional dental care networks. The Company believes this network system will enable it to reduce the operating costs of its affiliated practices by centralizing certain functions such as telemarketing and advertising, billing and collections, payroll and accounting and by negotiating regional and national contracts for supplies, equipment, services and insurance. Once practice affiliations are established in a market, the Company seeks to assist the affiliated practices in expanding their range of services to make available specialty dental services not previously offered.

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

DENTAL NETWORK DEVELOPMENT

  Prior to 1999, the Company expanded into new markets through the acquisition of multi-location group dental practices. Once the market entry acquisition was made, the Company expanded within its target markets primarily through the de novo development of new dental centers. During 1999 and 2000, the Company expanded solely through the development of de novo centers and did not complete any acquisitions of dental practices. In 2000, four de novo dental centers were opened, four dental centers were closed and two dental centers in Houston were consolidated into a new dental center. The Company has no plans to develop any de novo dental centers in 2001.

De novo Development

  The Company has opened 24 newly developed dental centers since 1999; three in Houston, two in Austin, three in Dallas/Fort Worth, five in San Antonio, two in Corpus Christi, Texas, six in Nashville, Tennessee and three in the Tampa/Clearwater area in Florida. All of the new centers were located in leased facilities in neighborhood retail shopping centers areas. Development of each de novo dental center costs approximately $315,000 in leasehold improvements, signage, and dental and office equipment, depending primarily on the size of the dental facility. All new dental centers in the Company's existing markets utilize the Castle Dental Centers name and logo.

  The Company expanded through development of de novo dental centers in existing markets because management believes that opening new dental centers that conform to the Company's operating model is more effective in creating brand awareness and increasing market share in existing markets than acquiring dental practices that have different operating characteristics. In addition, the cost of building and equipping a new dental center has generally been less than the cost of acquiring dental centers. Due to the lack of capital necessary for continued expansion, the Company ceased development of new dental centers in early 2000, and did not have any centers under construction at December 31, 2000. Until such time as the Company's liquidity improves, the Company anticipates that it will not open or acquire any additional dental centers.

MANAGEMENT SERVICES AGREEMENT

  The Company has entered into a management services agreement with each of its affiliated dental practices pursuant to which the Company becomes the exclusive manager and administrator of all non-dental services relating to the operation of the practice. The amount of the management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the Company is paid a monthly management fee comprised of three components: (i) the costs incurred by it on behalf of the affiliated practice; (ii) a base management fee in an amount ranging from 12.5% to 20.0% of adjusted gross revenues; and (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in each agreement. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated practice and (ii) a management fee in an amount ranging from 15.0% to 30.0% of net patient revenues. With respect to the three of the California professional corporations, the Company is paid a bonus equal to 30% of patient revenues in excess of average monthly patient revenues over the prior two-year period. The amount of the management fee is reviewed by the Company and the affiliated dental practice not less frequently than annually in order to determine whether such fee should be adjusted, up or down, to continue to reflect the fair value of the management services rendered by the Company.

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

  The typical management services agreement is for an initial term of 25 to 40 years, and is automatically renewed for successive five-year terms unless terminated at least 90 days before the end of the initial term or any renewal term. As part of the management services agreement, the Company requires that the majority shareholder of the affiliated dental practice execute an option agreement that grants the Company's designee the right to acquire all the shareholder's interest in the practice at a nominal cost. The Company can exercise the option at any time on 10 days written notice. The Company may nominate without restriction any licensed dentist as its designee and may transfer the option at any time to any qualified person, subject to applicable state regulations governing the practice of dentistry. The management services agreement does not limit the number of times that the option may be exercised. At December 31, 2000, each of the Company's affiliated dental practices were wholly-owned by an individual dentist. Additionally, the management services agreement may be terminated by the Company or the affiliated dental practice only in the event of default in the performance of the material duties of the non-terminating party.

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

  The Company's typical orthodontic payment plan consists of no initial down payment and equal monthly payments during the term of treatment ranging from $88 to $98 per month, with an average contract period of approximately 26 months. After consultation with the orthodontic staff at the initial visit, the patient signs a contract outlining the terms of the treatment, including the anticipated length of treatment and the total fees. The number of required monthly payments is fixed at the beginning of the case and corresponds to the anticipated number of monthly treatments. In 1999, the Company adopted a payment policy requiring that new orthodontic patients arrange for an automatic monthly bank draft. Previously existing patients are billed in advance by the Company on a monthly basis.

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


SALES AND MARKETING

  The Company has established a consistent national identity for its business and to utilizes the "Castle Dental Centers" name and logo at all its dental centers. As of December 31, 2000, the Castle Dental Centers name had been implemented at all affiliated locations except for two dental centers in California. The Company applies traditional retail principles of business to the provision of dental care. These principles include network development, extended hours of operation, location optimization, signage, customized treatment schedules, affordable fees and payment plans. The Company uses both print advertising and professionally produced broadcast advertising to market its dental services to potential patients.

  The Company has also established a national telemarketing system in Houston, Texas to field calls generated by advertising, to confirm upcoming scheduled patient visits and to encourage patients to return for follow-up visits. The national telemarketing system is based on a national 800 number (1-800-TO SMILE) and utilizes state-of-the-art software to identify patients and direct them to the nearest Company operated dental center. The telemarketers can enter all relevant information into the Company's management information system for patients making appointments for an initial visit, including pre-screening patients for insurance and other credit information.

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

  At December 31, 2000, the Company and its affiliated dental practices maintained an aggregate of 40 capitated managed care contracts covering approximately 170,000 members. Capitation fees, excluding supplemental fees and co-payments by members, totaled $9.1 million, or approximately 8.6% of total patient revenues in 2000. No single contract amounted to a significant portion of the Company's revenues, as each of the Company's regional operations contracts separately with managed care providers. The Company periodically evaluates its capitated managed care contracts by comparing the average reimbursement per procedure plus the total capitation fees per contract to the usual and customary fees charged by the affiliated dental practice. If the aggregate reimbursement percentage for the capitated contract exceeds 55% of the usual and customary fees, the Company believes that the incremental costs of providing covered services are being recovered. Management believes that capitated managed care contracts, in the aggregate, are profitable and will continue to increase as a percentage of total patient revenues in the future.

  A component of the Company's strategy is to seek long-term relationships with insurance companies on a regional and national basis. The expanded networks of dentists and dental specialists in the Company's markets makes the Company's dental networks attractive to insurance companies and other third-party payers. Management believes that negotiating with major dental healthcare providers on a national basis will result in better coordination and improved financial results from its managed care contracts.

COMPETITION

  The dental care industry is highly fragmented, comprised principally of sole practitioners and group practices of dental and orthodontic services. The dental practice management industry is subject to continuing changes in the provision of services and the selection and compensation of providers. The Company is aware of several dental practice management companies, both publicly-traded and privately owned, that it competes with in its markets. Publicly traded dental practice management companies that compete with the Company include Monarch Dental Corporation, American Dental Partners, Inc., Interdent, Inc., and Coast Dental Services, Inc., as well as others. Certain of the Company's competitors are larger and better capitalized, may provide a wider variety of services, may have greater experience in providing dental care management services and may have longer established relationships with buyers of such services.

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

MANAGEMENT INFORMATION SYSTEMS

  During 1999, the Company completed the integration of the dental practice management systems in all its offices into a single practice management system that is centralized in Houston. This system monitors and controls patient treatment, scheduling, invoicing of patients and insurance companies, productivity of clinical staffs and other practice related activities. During the third quarter of 1999 the Company implemented a web-based purchase order system to enable management to monitor and control dental and office supplies purchasing.

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

EMPLOYEES

  As of December 31, 2000, the Company and its affiliated dental practices employed approximately 985 administrative and dental office personnel on a full-time or part-time basis, and the affiliated dental practices employed approximately 200 general dentists and specialists on a full-time or part-time basis. The Company generally enters into employment or independent contractor agreements with its affiliated dentists. The Company believes that its relations with its employees are good.

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

ITEM 2. PROPERTIES

  The Company leases approximately 12,000 square feet of space for executive, administrative, sales and marketing and operations offices in Houston, Texas. The Company's initial lease term, which expired in May 2000, has been extended at the Company's option for an additional 12 months. The Company will relocate its corporate headquarters in June 2001 to another leased location in Houston with approximately 9,600 square feet of office space.

  All of the Company's existing centers are leased. Three of the centers are owned by affiliates of the companies from whom the Company acquired affiliated dental practices and one dental center is owned by a director of the Company.

  The Company intends to lease centers or enter into build-to-suit arrangements with third parties for dental centers to be leased by the Company. Certain leases provide for fixed minimum rentals and provide for additional rental payments for common area maintenance, insurance and taxes. The leases carry varying terms expiring between 2001 and 2009 excluding options to renew.

  The majority of the centers are located in retail locations. The Company believes that its leased facilities are well maintained, in good condition and adequate for its current needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

ITEM 3. LEGAL PROCEEDINGS

  In August 1998, the former owner of certain dental practices acquired by the Company in August 1996, filed a lawsuit against the Company in the 190th District Court of Harris County, Texas. The lawsuit alleged that the Company committed various acts of fraud, securities fraud, conspiracy, breach of contract and misrepresentation concerning the value of the Company's common stock issued in the acquisition of the dental practices. In August 1999, the Company settled the lawsuit and recorded a one-time charge of $1.4 million, all of which has been paid.

  In December 1998, a dentist with whom the Company had entered into an agreement to acquire his dental practice filed a demand for arbitration alleging that the Company is liable for damages resulting from the failure to complete the transaction. In August 2000, the arbitrator found that the subsidiaries had breached a contractual agreement to complete the acquisition and awarded the plaintiffs actual damages and costs of $442,000. In August 2000, the arbitrator awarded the plaintiffs an additional $666,000 for attorney fees and costs, resulting in a total judgment of $1,108,000 against the Company's subsidiaries. This amount, as well as additional legal expenses incurred by the Company, was included in the litigation expenses of $1.5 million recorded in June 2000. None of the judgment amount awarded to the plaintiffs has been paid as of April 16, 2001.

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

                                                  HIGH         LOW
             1999:
             -----
             First Quarter........................ 7.00        5.31
             Second Quarter....................... 8.25        6.25
             Third Quarter........................ 6.56        2.50
             Fourth Quarter....................... 4.09        2.13

             2000:
             -----
             First Quarter........................ 4.88        2.31
             Second Quarter....................... 4.00        1.50
             Third Quarter........................ 3.25        1.88
             Fourth Quarter....................... 2.00        0.19

  In March 2001, the Company received notification from the Nasdaq National Market that it failed to meet the minimum market value of public float and minimum bid price requirements as set forth in the Nasdaq Marketplace Rules, and that its Common Stock is therefore subject to delisting from the Nasdaq National Market. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the delisting notification. The hearing is scheduled for April 19, 2001. There can be no assurance that the Nasdaq will grant the Company's request for continued listing. If its request is denied, the Company intends to have its common stock trade on the OTC bulletin board.

  As of April 16, 2001, there were 6,417,206 shares of the Company's Common Stock outstanding held by approximately 42 stockholders of record. The Company believes there are approximately 1,000 beneficial owners of the Common Stock.

  The Company has never paid a cash dividend on its Common Stock. The Company currently intends to retain earnings to finance the development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company's bank credit facility prohibits the payment of dividends while the Company is in default thereunder.

RECENT SALES OF UNREGISTERED SECURITIES

  On March 24, 1998, in connection with the acquisition by the Company of all of the outstanding capital stock of Dental World, Inc. ("Dental World"), the Company issued 23,342 shares of common stock to Reality, Ltd., the sole shareholder of Dental World.

  On March 30, 1998, the Company, through its wholly owned subsidiary, CDC of California, Inc. ("CDC"), formed Castle Dental Centers of California, L.L.C. ("Castle West") for the purpose of acquiring the business of Dental Consulting Services, LLC ("DCS"). In connection with this acquisition, the Company issued an aggregate of $2,689,151 in its 8% subordinated promissory notes due March 30, 2001 to the five members of DCS ("DCS Members"). Following Castle West's formation: (i) CDC owned the Class A Membership Interest and the Class D Membership Interest in Castle West; (ii) sole-purpose corporations owned by the DCS Members ("Corporate B Members") collectively owned 100% of DCS, which owned the Class B Membership Interest in Castle West; and (iii) sole-purpose corporations (the "Corporate C Members") owned by the DCS Members plus one additional person collectively owned 100% of Castle West Holdings, L.L.C. ("Holdings"), which owned the Class C Membership Interest in Castle West. The Corporate B Members as a group were granted the one-time right (the "B Merger Option"), beginning March 30, 1999, to merge all of the Corporate B Members into CDC in exchange for the issuance of shares of the Company's common stock. The number of shares of common stock issuable upon exercise of the B Merger Option ("B Merger Consideration") was initially set at 407,452 shares of common stock, subject to an adjustment based upon the purchase price of practices acquired by Castle West between the closing of such transaction and the one-year anniversary thereof. Each Corporate C Member was granted the one-time right (the "C Merger Option"), beginning March 30, 2000, to merge into CDC in exchange for cash, notes and common stock. The consideration to be received upon the exercise of the C Merger Option ("C Merger Consideration") is based upon the economic performance of Castle West following the closing date of the DCS acquisition. At least 50% of the C Merger Consideration was payable by CDC in common stock (based upon its trading price) and, if a Corporate C Member elects to receive more than 25% of the C Merger Consideration in cash, CDC would have the option of delivering a promissory note of Castle for the amount by which such cash payment would otherwise exceed 25% of the C Merger Consideration. On January 28, 2000, CDC acquired the Class B Membership Interest and the Class C Membership Interest in Castle West from DCS and Holdings, respectively, and the B Merger Option and the C Merger Option were cancelled. CDC now owns all of the outstanding membership interests in Castle West.

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

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data of the Company should be read in conjunction with the related consolidated financial statements, notes thereto and "Management's Discussion and Analysis of Financial condition and Results of Operations" appearing elsewhere herein.

                                                                                   Year Ended December 31,
                                                             --------------------------------------------------------------------
                                                                1996           1997          1998          1999          2000
                                                             ----------    -----------    ----------    -----------   -----------
                                                                             (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net patient revenues.......................................  $   29,601    $    46,225    $   74,823    $   102,701   $   106,023
Expenses:
 Dentist salaries and other professional costs.............       7,454         11,325        18,516         26,984        28,384
 Clinical salaries.........................................       6,760         10,248        16,612         21,408        20,795
 Dental supplies and laboratory fees.......................       3,120          4,335         7,197          9,641        11,730
 Rental and lease expense..................................       1,592          2,590         4,091          6,203         7,608
 Advertising and marketing.................................       1,522          2,033         2,763          3,650         3,847
 Depreciation and amortization.............................       1,033          1,987         3,535          5,792         6,796
 Other operating expenses..................................       1,682          2,467         4,431          6,154         7,344
 Bad debt expense..........................................       1,231          1,847         2,545          4,160        15,325
 General and administrative................................       4,292          5,929         8,145         10,909        13,128
 Asset impairment..........................................           -              -             -              -         3,567
                                                             ----------    -----------    ----------    -----------   -----------
    Total expenses.........................................      28,686         42,761        67,835         94,901       118,524
                                                             ----------    -----------    ----------    -----------   -----------
Operating income (loss)....................................         915          3,464         6,988          7,800       (12,501)
Litigation settlement......................................           -              -             -          1,366         1,495
Interest expense...........................................       2,651          2,937         1,969          4,369         7,751
Other (income) expense.....................................         (89)           (84)          (57)            34           (28)
                                                             ----------    -----------    ----------    -----------   -----------
Income (loss) before income taxes
 And extraordinary loss....................................      (1,647)           611         5,076          2,031       (21,719)
Provision (benefit) for income taxes.......................        (561)           200         1,490            835        (2,595)
                                                             ----------    -----------    ----------    -----------   -----------
Income (loss) before extraordinary loss....................      (1,086)           411         3,586          1,196       (19,124)
Extraordinary loss.........................................           -         (3,195)            -              -             -
                                                             ----------    -----------    ----------    -----------   -----------
Net income (loss)..........................................      (1,086)        (2,784)        3,586          1,196       (19,124)
Preferred stock dividends (1)..............................           -         (1,930)            -              -             -
                                                             ----------    -----------    ----------    -----------   -----------
Net income (loss) attributable to common stock.............  $   (1,086)   $    (4,714)   $    3,586    $     1,196   $   (19,124)
                                                             ==========    ===========    ==========    ===========   ===========
Income (loss) per common share:
 Basic and diluted:
  Income (loss) before extraordinary loss..................  $    (0.34)   $      0.10    $     0.54    $      0.18   $     (2.96)
  Extraordinary loss.......................................           -          (0.78)            -              -             -
                                                             ----------    -----------    ----------    -----------   -----------
  Net income (loss)........................................  $    (0.34)   $     (0.68)   $     0.54    $      0.18   $     (2.96)
                                                             ==========    ===========    ==========    ===========   ===========
Weighted average number of common and
  common equivalent shares outstanding
     Basic.................................................       3,191          4,100         6,586          6,825         6,451
                                                             ==========    ===========    ==========    ===========   ===========
     Diluted...............................................       3,191          4,132         6,608          6,850         6,451
                                                             ==========    ===========    ==========    ===========   ===========

(1) The Company recorded a non-cash dividend to accrete the Series A Convertible Preferred Stock and Series C Convertible Preferred Stock to their estimated fair value.

                                                                         Year Ended December 31,
                                                     -----------------------------------------------------------------
                                                        1996          1997         1998         1999           2000
                                                     ----------    ----------   ----------   -----------   -----------
                                                                                   (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                            $      119    $    2,908   $      695   $        59   $       901
Working capital (deficit)                                (3,244)        3,917       10,345        15,768       (62,259)
Total assets                                             29,098        44,513      100,035       114,982        95,386
Long-term debt, less current portion                     20,529         3,659       44,937        53,996           429
Redeemable preferred stock                                2,928         1,550           --            --            --
Total stockholders' equity (deficit)                     (3,509)       31,113       36,397        37,163        18,039

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

  The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, Tennessee and California. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks by entering into management services agreements with affiliated dental practices to provide on an exclusive basis management and administrative services to affiliated dental practices. The Company's strategy is to provide high-quality care in selected markets with a view to achieving broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. As of December 31, 2000, the Company provided management services to 101 dental centers with approximately 200 affiliated dentists, orthodontists and other dental specialists.

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

  At December 31, 2000, the Company and its affiliated dental practices maintained an aggregate of 40 capitated managed care contracts covering approximately 170,000 members. Capitation fees, excluding supplemental fees and co-payments by members, totaled $9.1 million, or approximately 8.6% of total patient revenues, in 2000. No single contract amounted to a significant portion of the Company's revenues, as each of the Company's regional operations contracts separately with managed care providers. The Company periodically evaluates its capitated managed care contracts by comparing the average reimbursement per procedure plus the total capitation fees per contract to the usual and customary fees charged by the affiliated dental practice. If the aggregate reimbursement percentage for the capitated contract exceeds 55% of the usual and customary fees, the Company believes that the incremental costs of providing covered services are being recovered. Management believes that capitated managed care contracts, in the aggregate, are profitable and the Company will continue to contract with capitated managed care providers on a case-by-case basis.

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

RESULTS OF OPERATIONS

  The following table sets forth the percentages of patient revenues represented by certain items reflected in the Company's Statements of Operations. The information that follows represents historical results of the Company and does not include pre-acquisition results of the dental practices that the Company has acquired. In March 1998, the Company acquired Dental World, Inc. a dental practice management company located in Houston, Texas. In March 1998, the Company acquired an 80.0% interest in Castle West, which was formed to acquire Dental Consulting Services, LLC, a California-based dental practice management company. In July 1998, the Company acquired Dentcor, Inc., a dental management company, and five related dental practices in Florida. In August 1998, the Company acquired all the outstanding stock of two dental practices in the Los Angeles area and purchased the assets of a dental office in Houston. In December 1998, the Company acquired the assets of Crenshaw Family Dental in Los Angeles and of Dental Centers of America, Inc., which managed 16 dental centers in San Antonio, Austin and Dallas/Fort Worth, Texas. In January 2000, the Company acquired the 20% minority interest in Castle West that it did not previously own. (All of the acquisitions collectively referred to as the "Completed Acquisitions").

                                                                                  1998             1999               2000
                                                                                 ------           ------             ------
Net patient revenues...........................................................  100.0%           100.0%             100.0%
Expenses:
 Dentist salaries and other professional costs.................................   24.7%            26.3%              26.8%
 Clinical salaries.............................................................   22.2%            20.8%              19.6%
 Dental supplies and laboratory fees...........................................    9.6%             9.4%              11.1%
 Rental and lease expense......................................................    5.5%             6.0%               7.2%
 Advertising and marketing.....................................................    3.7%             3.6%               3.6%
 Depreciation and amortization.................................................    4.7%             5.6%               6.4%
 Other operating expenses......................................................    5.9%             6.0%               6.9%
 Bad debt expense..............................................................    3.4%             4.1%              14.5%
 General and administrative....................................................   10.9%            10.6%              12.4%
 Asset impairment..............................................................     --               --                3.4%
                                                                                 -----            -----              -----
  Total expenses...............................................................   90.7%            92.4%             111.8%
                                                                                 -----            -----              -----
Operating income(loss).........................................................    9.3%             7.6%             -11.8%
Litigation settlement..........................................................     --              1.3%               1.4%
Interest expense...............................................................    2.6%             4.3%               7.3%
Other income...................................................................   -0.1%              --                 --
                                                                                 -----            -----              -----
Income(loss) before provision (benefit) for income taxes.......................    6.8%             2.0%             -20.5%
Provision (benefit) for income taxes...........................................    2.0%             0.8%              -2.4%
                                                                                 -----            -----              -----
Net income (loss)..............................................................    4.8%             1.2%             -18.0%
                                                                                 =====            =====              =====

TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1999

  Net Patient Revenue - Net patient revenues of affiliated dental practices increased from $102.7 million for the year ended December 31, 1999, to $106.0 million for the year ended December 31, 2000, an increase of $3.3 million or 3.2%. Approximately $5.4 million of the increase was attributable to the opening of de novo dental centers in Texas, Florida and Tennessee. Patient revenues for dental centers open for more than one year increased approximately $1.2 million, or 1.2%, offset by decreased revenues of approximately $3.3 million from dental centers closed in the last year.

  Dentist Salaries and Other Professional Costs - Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the year ended December 31, 2000, dentist salaries and other professional costs were $28.4 million, an increase of $1.4 million or 5.2% from the comparable period of 1999. The increase was due primarily to the staffing of de novo dental centers and increased dentist compensation resulting from higher patient revenues. Expressed as a percentage of net patient revenue, dentist salaries and other professional costs increased from 26.3% for 1999 to 26.8% for 2000.

  Clinical Salaries - Clinical salaries decreased from $21.4 million for the year ended December 31, 1999, to $20.8 million for the year ended December 31, 2000, a decrease of $0.6 million or 2.9%. The decrease was due primarily to reduced staffing in the dental centers. Expressed as a percentage of net patient revenues, clinical salaries decreased from 20.8% to 19.6% for the years ended December 31, 1999 and 2000, respectively.

  Dental Supplies and Laboratory Fees - Dental supplies and laboratory fees increased from $9.6 million for the year ended December 31, 1999 to $11.7 million for the year ended December 31, 2000, an increase of $2.1 million or 21.7%. The increase is attributable to additional dental supplies required for the opening of de novo dental centers and increased laboratory costs. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 9.4% in 1999 to 11.1% in 2000.

  Rent and Lease Expense - Rent and lease expense increased from $6.2 million for the year ended December 31, 1999 to $7.6 million for the year ended December 31, 2000, an increase of $1.4 million or 22.7%. Lease expense in 2000 included the accrual of $0.7 million in lease expense on closed dental centers and on properties that are under lease but that will not be built-out due to the Company's plan to reduce capital expenditures. Excluding this charge, rent and lease expense, expressed as a percentage of net patient revenues, increased from 6.0% in 1999 to 6.5% for the comparable 2000 period. This increase is attributable primarily to the addition of de novo dental centers.

  Advertising and Marketing - Advertising and marketing expense increased from $3.6 million for the year ended December 31, 1999, to $3.8 million for the year ended December 31, 2000, an increase of $0.2 million, or 5.4%. Expressed as a percentage of net patient revenues, advertising and marketing expense of 3.6% for the year ended December 31, 2000 was unchanged from the prior year.

  Depreciation and Amortization - Depreciation and amortization increased from $5.8 million for the year ended December 31, 1999 to $6.8 million for the year ended December 31, 2000, an increase of $1.0 million, or 17.3%. The increase resulted from the addition of leasehold improvements and dental equipment associated with de novo centers and management information system updates. Expressed as a percentage of net patient revenues, depreciation and amortization increased from 5.6% to 6.4% for the years ended December 31, 1999 and 2000, respectively.

  Other Operating Expenses - Other operating expenses increased from $6.2 million for the year ended December 31, 1999, to $7.3 million for the year ended December 31, 2000, an increase of $1.2 million or 19.3%. Other operating expenses include certain costs related to the operation of the Company's dental centers such as maintenance, utilities and communications expenses. The increase is attributable primarily to additional operating expenses associated with the opening of de novo dental centers. Expressed as a percentage of net patient revenues, other operating expenses increased from 6.0% for the year ended December 31, 1999 to 6.9% in 2000.

  Bad Debt Expense - Bad debt expense increased from $4.2 million for the year ended December 31, 1999 to $15.3 million for the year ended December 31, 2000, including charges of $10.0 million to record additional allowance for doubtful accounts receivable. The Company has changed its estimates for the collectibility of certain categories of accounts receivable resulting in additional charges of $7.9 million on billed accounts receivable and $2.1 million of unbilled accounts receivable from orthodontic patients. Lower collection rates on patients with insurance, slower payments from insurance companies, and higher than expected attrition of orthodontic patients accounted for the change in estimates. Management is continuing to review and modify credit and collection policies in order to reduce the level of accounts receivable and to increase collection of past-due accounts. It is anticipated that the change in estimates for the collection of accounts receivable will result in lower rates of bad debt expense in future periods than incurred in 2000, as the collectibility of accounts receivable improves.

  General & Administrative Expense - General and administrative expenses increased from $10.9 million for the year ended December 31, 1999, to $13.1 million for the year ended December 31, 2000, an increase of $2.2 million, or 20.3%. In the third and fourth quarters of 2000, the Company recorded costs of $1.4 million including investment costs related to the investigation of strategic alternatives, provisions for litigation and severance costs. Excluding these costs, general and administrative expenses, expressed as a percentage of net patient revenues, were 11.1% for the year ended December 31, 2000 compared to 10.6% for the prior year.

  Asset Impairment - In the third quarter of 2000, the Company recorded a charge of $1.9 million related to the closing of six dental centers in Florida, California and Texas. The closed offices included two dental centers on the east coast of Florida, two centers in the Los Angeles area, and two centers in Texas. In December 2000, the Company recognized an additional charge of $1.7 million to reflect the impairment in the value of fixed assets for eleven under-performing offices.

  Litigation expense - For the year ended December 31, 2000 the Company recorded a $1.5 million charge resulting from an adverse arbitration award in an arbitration proceeding in Los Angeles, California (Note 5 of Notes to Consolidated Financial Statements). In the year ended December 31, 1999, litigation expense of $1.4 million resulted from the settlement of a lawsuit filed by the former owner of certain dental practices acquired by the Company in 1996.

  Interest Expense - Interest expense increased from $4.4 million for the year ended December 31, 1999 to $7.8 million for the year ended December 31, 2000, an increase of $3.4 million, or 77.4%. The increase resulted from higher borrowings and an increase in variable interest rates during 2000. Also, in the fourth quarter of 2000, the Company accrued additional interest expense of $0.5 million resulting from default interest charged by its lenders as a result of the defaults on the Company's senior and senior subordinated credit facilities.

  Provision for Income Taxes - For the year ended December 31, 1999, the Company recorded a provision for income taxes of $0.8 million, resulting from income before income taxes of $2.0 million. For the year ended December 31, 2000, the Company recorded a benefit for income taxes of $2.6 million resulting from a loss before income taxes of $21.7 million. The benefit for income taxes in fiscal 2000 was reduced by a valuation allowance of approximately $5.2 million that was recorded against the Company's entire deferred tax asset because there is no assurance that the Company will be able to recognize the tax asset in the future. Accordingly, the benefit for income taxes recorded in the 2000 was limited to 11.9% of the loss before income taxes compared to an effective tax rate of 41.1% recorded in the prior year.

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

  Dentist Salaries and Other Professional Costs -- Dentist salaries and other professional costs increased from $18.5 million for the year ended December 31, 1998 to $27.0 million for the year ended December 31, 1999, an increase of $8.5 million or 45.7%. Expressed as a percentage of net patient revenues, dentist salaries increased from 24.7% to 26.3% for the years ended December 31, 1998 and 1999, respectively, reflecting higher compensation paid to dentists and the impact of new dental center openings in 1998 and 1999.

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

  Dental Supplies and Laboratory Fees -- Dental supplies and laboratory fees increased from $7.2 million for the year ended December 31, 1998 to $9.6 million for the year ended December 31, 1999, an increase of $2.4 million or 34.0%. This increase resulted primarily from the Completed Acquisitions, which incurred $2.1 million in dental supplies and laboratory expenses. Expressed as a percentage of patient revenues, dental supplies and laboratory fees decreased from 9.6% in 1998 to 9.4% in 1999.

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

  Depreciation and Amortization -- Depreciation and amortization increased from $3.5 million for the year ended December 31, 1998 to $5.8 million for the year ended December 31, 1999, an increase of $2.3 million or 63.8%, primarily resulting from higher depreciation and amortization of management services agreements and other intangibles related to the Completed Acquisitions. As a percentage of patient revenues, depreciation and amortization increased from 4.7% to 5.6% for the years ended December 31, 1998 and 1999, respectively.

  Other Operating and Bad Debt Expenses -- Other operating and bad debt expenses increased from $7.0 million for the year ended December 31, 1998 to $10.3 million for the year ended December 31, 1999, an increase of approximately $3.3 million or 47.8%. Other operating expenses include expenses related to the operation of the Company's dental centers, such as utilities, taxes and management information systems, and bad debt expense incurred in the financing of patient receivables at the affiliated dental practices. The increase from 1998 to 1999 resulted from higher bad debt expense and operating expenses at the de novo dental centers and the Completed Acquisitions. The increase in bad debt expense from $2.5 million, or 3.4% of revenues, in 1998 to $4.2 million, or 4.1% of revenues, in 1999 resulted from higher levels of patient receivables. Expressed as a percentage of revenues, other operating and bad debt expenses increased from 9.3% in 1998 to 10.1% in 1999, primarily due to the higher provision for bad debts.

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

  Interest Expense -- Interest expense increased from $2.0 million for the year ended December 31, 1998 to $4.4 million for the year ended December 31, 1999 primarily resulting from higher bank borrowings. Bank borrowings increased from $39.4 million at December 31, 1998 to $50.9 million at December 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

  Historically the Company has relied on cash flow from operations and borrowings on its senior credit facility to finance its operations, and on a combination of bank borrowings, the issuance of Company common stock and subordinated seller notes, and the assumption of certain debt and lease obligations to finance its acquisitions.

  At December 31, 2000 the Company had a net working capital deficit of $62.3 million, resulting primarily from the classification as a current liability of $45.2 million of outstanding borrowings under the Company's senior bank credit facility, $15.0 million in senior subordinated note and convertible note agreements (see below) and $2.9 million in other subordinated notes. Current assets consisted of cash and cash equivalents of $0.9 million, billed and unbilled accounts receivable of $8.9 million and $1.9 million of prepaid expenses and other current assets. Current liabilities totaled $76.9 million, consisting of $13.1 million in accounts payable and accrued liabilities, $63.7 million in current maturities of long-term debt and $0.1 million of deferred compensation payable to a stockholder.

  For the year ended December 31, 2000, cash provided by operating activities was approximately $3.5 million compared to cash used in operating activities of $0.9 million in 1999. In 1999, cash used in investing activities amounted to $10.4, primarily for the construction and equipping of new dental centers. For the year ended December 31, 2000, cash used in investing activities was $8.3 million, consisting of $5.0 million to acquire the 20% minority interest in the Company's California subsidiary and $3.3 million for capital expenditures. For the year ended December 31, 1999, cash provided by financing activities totaled $10.6 million, primarily reflecting proceeds from bank borrowings of $11.5 million partially offset by $1.5 million in repayments of long-term debt. For the year ended December 31, 2000, cash provided by financing activities totaled $5.7 million representing $16.9 million in proceeds from long-term debt offset partially by $9.1 million in repayments of long-term debt and capital lease obligations, payment of $1.3 million in debt issuance costs and $0.8 million reduction in bank overdrafts.

  During 2000, the Company's principal sources of liquidity consisted primarily of cash and cash equivalents and borrowings under the Company's bank credit facility. In January 2000, the Company amended its Credit Agreement with its existing banks and entered into a senior subordinated note agreement ("Subordinated Note Agreement") and a subordinated convertible note agreement ("Convertible Note Agreement") with two lenders. In May 2000, the Company amended its Credit Agreement to provide additional availability for the Company to complete the de novo dental centers that were under development for 2000. In August 2000, the Company advised its lenders that it was in violation of certain financial covenants of the Credit Agreement, the Subordinated Note Agreement and the Convertible Note Agreement as a result of losses incurred in the second quarter of 2000 (collectively "Debt Agreements").

  The Credit Agreement provides for borrowings up to $55.0 million and matures November 2002. Advances under the Credit Agreement require quarterly interest payments through March 2001 at which time principal becomes payable quarterly based on a five-year amortization with final payment at maturity. Borrowings under the Credit Agreement may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon either the bank's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to the EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from
0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. In addition, under the May 2000 amended Credit Agreement, capital expenditures for 2000 were limited to no more than $3.5 million, further acquisitions are not permitted in 2000, and the payment of any litigation settlement was restricted to no more than $100,000, without consent of the lenders. At December 31, 2000, $45.2 million was outstanding under the Credit Agreement.

  The Subordinated Note Agreement and Convertible Note Agreement provided borrowings of $13.7 and $1.3 million, respectively. Proceeds from these notes were used to reduce borrowings under the bank credit facility, to acquire a 20% minority interest in the Company's California subsidiary and to reduce other accrued liabilities and accounts payable. Loans under the Subordinated Note Agreement bear interest at the 90-day LIBOR rate plus five and one-half percent, payable quarterly, and are due in eight quarterly installments beginning in the sixty-third month following the closing date. Loans under the Convertible Note Agreement bear interest at the same rate as loans under the Subordinated Note Agreement and are due on demand beginning seven years after the closing date with a final maturity date of January 30, 2009. The convertible note is convertible at any time into 442,880 shares of Company common stock at the request of the holders at a fixed conversion price of $3.1125 per share. The Subordinated Note Agreement and Convertible Note Agreement contain affirmative and negative covenants that require that Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. At December 31, 2000, the Company was not in compliance with the financial covenants of the Subordinated Note Agreement and Convertible Note Agreement. In addition, the Company has not made $1.9 million in principal and interest payments due to the subordinated note holders in October 2000 and January 2001, because it is restricted from making such payments as long as the Company is in default under the Credit Agreement.

  As a result of additional losses incurred in the third and fourth quarters of 2000, the Company has not been in compliance with the financial covenants of the Debt Agreements since June 30, 2000. At December 31, 2000, approximately $45.2 million in senior debt and $15.0 million in subordinated debt were outstanding under the Debt Agreements in addition to approximately $3.5 million in other outstanding subordinated debt. Since the Company is in default under these agreements, all amounts outstanding are subject to acceleration and have been classified as current liabilities. On February 15, 2001, the Company retained Getzler and Co., a New York based turnaround specialist, to assist the Company in addressing its operational issues and restructuring of the Company's debt. The Company's board of directors has appointed Getzler's designee, Ira Glazer, to serve as the Company's acting Chief Executive Officer and initiated an executive search for a permanent Chief Executive Officer. Jack Castle, Jr., the Company's former Chief Executive Officer, continues to serve as the Company's Chairman of the Board. The Company's President and Chief Operating Officer resigned to pursue other opportunities.

  The Company has continued to pay interest (other than default interest) on the amounts outstanding under the Credit Agreement, but has not made principal or interest payments due to subordinated creditors since July 2000. The Company has requested waivers of these covenant violations and a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the Debt Agreements. However, these negotiations have not resulted in a forbearance agreement or waivers of the defaults as of April 16, 2001. Given the financial position of the Company and the current condition of financial markets, the Company believes that it is unlikely that either a new lender group will be brought in to replace the existing lender group or that an equity investment by a third party in the Company will be obtained that would be sufficient to satisfy its capital needs.

  The Company believes that it will be able to continue to make interest payments, exclusive of default interest, on its outstanding debt, but was not able to make scheduled principal payments on its senior debt, which began becoming due in March 2001. There can be no assurance that the Company's lenders will consent to the waivers and restructuring necessary to allow the Company to continue to operate. If the Company and its lenders cannot reach an agreement, it may be necessary for the Company to seek protection under Chapter 11 of the Bankruptcy Code.

  The Company has developed a plan that will allow it to continue to operate without the need for additional borrowings and to make principal payments to its senior bank creditors out of available funds. Components of this plan include:
(i) reorganization of field management to improve efficiency and reduce regional overhead costs; (ii) reduction in corporate general and administrative costs through job eliminations and reduction in other overhead expenses; (iii) closing of unprofitable and under-performing dental centers; (iv) realignment of accounts receivable management to focus on improved collection of insurance and patient receivables; (v) restructuring of compensation for management to emphasize performance-based incentives; and, (vi) cancellation of further de novo development and reducing capital expenditures to maintenance levels of approximately $1.2 million for 2001.

   However, there can be no assurance that the these efforts to improve operating results and cash flows will be sufficient to allow the Company to meet its obligations in a timely manner or that the Company's creditors will agree with the its plan. Therefore, there is substantial doubt about the Company's ability to continue in existence.

INFLATION
  Inflation has not had a significant impact on the results of operations of the Company during the last three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's financial instruments with market risk exposure are revolving credit borrowings under its Debt Agreements which total $60.2 million at December 31, 2000. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $602,000, or $0.09 per share, on an annual basis. The bank credit facility was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from either the prime interest rate or Eurodollar interest rate.

  As of December 31, 2000, the Company entered into a swap agreement with a bank to receive variable rate interest payments in exchange for fixed rate interest payments on original notional amounts of $32.0 million. The amounts exchanged are based on the notional amounts multiplied by the difference between the fixed interest rate and variable interest rate in effect. At December 31, 2000, the fixed interest rate applicable to this agreement was 7.37% and the variable rate of interest, based upon a three-month LIBOR rate, was 6.825%. For 2000, the weighted-average variable rate, based upon a three-month LIBOR rate, was 6.78%. The weighted-average variable rates are subject to change over time as LIBOR fluctuates. During 2000, the Company was required to pay $52,000 in payments under the swap agreement. The term of the swap agreement expires July 20, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements required by this Item 8 are incorporated under Item 14 in Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                               PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2000. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2000. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2000. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2000. Such information is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) (1) Financial Statements

  The following financial statements and the Report of Independent Accountants are filed as a part of this report on the pages indicated:

                                                                                               PAGE
                                                                                               ----
Report of Independent Accountants.............................................................  F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000..................................  F-3
Consolidated Statements of Operations for the Years Ended December 31, 1998,
 1999 and 2000................................................................................  F-4
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
 December 31, 1998, 1999 and 2000.............................................................  F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
 1999 and 2000................................................................................  F-6
Notes to Financial Statements.................................................................  F-7

  (a) (2) Financial Statement Schedules

  The following Financial Statement Schedule and the Report of Independent Accountants on Financial Statement Schedule are included in this report on the pages indicated:

                                                                                               PAGE
                                                                                               ----
Report of Independent Accountants on Financial Statement Schedule.............................  S-1

Financial Statement Schedule

 II -- Valuation and Qualifying Accounts......................................................  S-2

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

(b) Reports on Form 8-K

    NONE

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on April 18, 2001.

                                        CASTLE DENTAL CENTERS, INC.

                                         By:    /s/ IRA GLAZER
                                            --------------------------------
                                                    IRA GLAZER
                                                 Chief Executive Officer



                          POWER OF ATTORNEY

  We, the undersigned, directors and officers of Castle Dental Centers, Inc. (the "Company"), do hereby severally constitute and appoint Ira Glazer and John
M. Slack and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                             SIGNATURE                             TITLE                       DATE
                             ---------                             -----                       ----
        /s/  JACK H. CASTLE, JR.                   Chairman of the Board                     April 18, 2001
--------------------------------------------
             JACK H. CASTLE, JR.

             /s/ IRA GLAZER                        Chief Executive Officer                   April 18, 2001
--------------------------------------------
                 IRA GLAZER

           /s/ JOHN M. SLACK                       Vice President -- Chief Financial         April 18, 2001
--------------------------------------------
               JOHN M. SLACK                       Officer (Principal Financial and
                                                   Accounting Officer)

        /s/ JACK H. CASTLE, D.D.S.                 Director                                  April 18, 2001
--------------------------------------------
           JACK H. CASTLE, D.D.S.

        /s/    G. KENT KAHLE                       Director                                  April 18, 2001
--------------------------------------------
               G. KENT KAHLE

        /s/   ROBERT J. CRESCI                     Director                                  April 18, 2001
--------------------------------------------
              ROBERT J. CRESCI

        /s/   EMMETT E. MOORE                      Director                                  April 18, 2001
--------------------------------------------
              EMMETT E. MOORE

                                     CASTLE DENTAL CENTERS, INC.
                                   INDEX TO FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
AUDITED FINANCIAL STATEMENTS
Report of Independent Accountants...................................................................... F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000........................................... F-3
Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000............. F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended
  December 31, 1998, 1999 and 2000..................................................................... F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000............. F-6
Notes to Financial Statements.......................................................................... F-7


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Castle Dental Centers, Inc.

  In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Castle Dental Centers, Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.

   We believe that our audits provide a reasonable basis for our opinion. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative working capital, and defaults under the Company's senior and subordinated debt agreements. In addition, at December 31, 2000, the Company had $63.7 million of notes payable that were either due on or before March 31, 2001 or subject to acceleration. The Company was not able to make scheduled principal payments on these notes at March 31, 2001. Management's plans concerning these matters are also discussed in Note 1. The uncertainties associated with these matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.


                                             PricewaterhouseCoopers LLP

April 16, 2001
Houston, Texas

                         CASTLE DENTAL CENTERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                          December 31,
                                                                                   --------------------------
                                                                                      1999          2000
                                                                                   ----------    ------------
                                ASSETS
Current assets:
 Cash and cash equivalents......................................................   $       59    $        901
 Patient receivables, net of allowance for uncollectible accounts of
  $13,588 and $12,041 in 1999 and 2000, respectively............................       16,928           8,912
 Unbilled patient receivables, net of allowance for uncollectible accounts of
  $904 and $738 in 1999 and 2000, respectively..................................        4,667           2,952
 Prepaid expenses and other current assets......................................        4,199           1,894
 Deferred income taxes..........................................................        2,488               -
                                                                                   ----------    ------------
    Total current assets........................................................       28,341          14,659
                                                                                   ----------    ------------
 Property and equipment, net....................................................       20,361          18,079
 Intangibles, net...............................................................       64,020          60,248
 Other assets...................................................................        2,260           2,400
                                                                                   ----------    ------------
    Total assets................................................................   $  114,982    $     95,386
                                                                                   ==========    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt..............................................   $    2,192    $     63,679
 Accounts payable and accrued liabilities.......................................        9,855          13,107
 Deferred compensation payable, related party...................................          526             132
                                                                                   ----------    ------------
    Total current liabilities...................................................       12,573          76,918
                                                                                   ----------    ------------
Long-term debt, net of current portion..........................................       53,996             429
Deferred income taxes...........................................................        6,896               -
Minority interest...............................................................        4,354               -
Commitments and contingencies
Stockholders' equity:
 Common stock, $.001 par value, 19,000,000 and 30,000,000 shares authorized,
 in 1999 and 2000, 6,417,206 shares issued and outstanding......................            6               6
 Additional paid-in capital.....................................................       42,086          42,086
 Accumulated deficit............................................................       (4,929)        (24,053)
                                                                                   ----------    ------------
    Total stockholders' equity..................................................       37,163          18,039
                                                                                   ----------    ------------
    Total liabilities and stockholders' equity..................................   $  114,982    $     95,386
                                                                                   ==========    ============

  The accompanying notes are an integral part of the consolidated financial statements.

                          CASTLE DENTAL CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                       Year Ended December 31,
                                                                   -----------------------------------
                                                                      1998          1999       2000
                                                                   ----------    ---------   ---------
Net patient revenues...........................................    $   74,823    $ 102,701   $ 106,023
Expenses:
 Dentist salaries and other professional costs.................        18,516       26,984      28,384
 Clinical salaries.............................................        16,612       21,408      20,795
 Dental supplies and laboratory fees...........................         7,197        9,641      11,730
 Rental and lease expense......................................         4,091        6,203       7,608
 Advertising and marketing.....................................         2,763        3,650       3,847
 Depreciation and amortization.................................         3,535        5,792       6,796
 Other operating expenses......................................         4,431        6,154       7,344
 Bad debt expense..............................................         2,545        4,160      15,325
 General and administrative....................................         8,145       10,909      13,128
 Asset impairment..............................................             -            -       3,567
                                                                   ----------    ---------   ---------
  Total expenses...............................................        67,835       94,901     118,524
                                                                   ----------    ---------   ---------
Operating income (loss)........................................         6,988        7,800     (12,501)
Litigation settlement..........................................             -        1,366       1,495
Interest expense...............................................         1,969        4,369       7,751
Other (income) expense.........................................           (57)          34         (28)
                                                                   ----------    ---------   ---------
Income (loss) before provision (benefit) for income taxes......         5,076        2,031     (21,719)
Provision (benefit) for income taxes...........................         1,490          835      (2,595)
                                                                   ----------    ---------   ---------
Net income (loss)..............................................    $    3,586    $   1,196   $ (19,124)
                                                                   ==========    =========   =========
Income (loss) per common share:
 Basic and diluted:                                                $     0.54    $    0.18   $   (2.96)
                                                                   ==========    =========   =========
Weighted average number of common and
common equivalent shares outstanding
 Basic.........................................................         6,586        6,825       6,451
                                                                   ==========    =========   =========
 Diluted.......................................................         6,608        6,850       6,451
                                                                   ==========    =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                          CASTLE DENTAL CENTERS, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                                    Common Stock           Additional
                                               ----------------------       Paid-in       Accumulated    Stockholders'
                                                  Shares     Amount         Capital         Deficit          Equity
                                               ----------   ---------      ----------     -----------    -------------
Balance, January 1, 1998.....................   6,229,239    $      6      $   40,818     $   (9,711)     $     31,113
 Issuance of common stock in
    connection with acquisitions.............     187,967           -           1,698              -             1,698
 Net income..................................           -           -               -          3,586             3,586
                                               ----------   ---------      ----------     -----------    -------------
Balance, December 31, 1998...................   6,417,206           6          42,516         (6,125)           36,397
 Exchange of consideration for
  acquisition................................           -           -            (430)             -              (430)
 Net income..................................           -           -               -          1,196             1,196
                                               ----------   ---------      ----------     -----------    -------------
Balance, December 31, 1999...................   6,417,206           6          42,086         (4,929)           37,163
 Net loss....................................           -           -               -        (19,124)          (19,124)
                                               ----------   ---------      ----------     -----------    -------------
Balance, December 31, 2000...................   6,417,206    $      6      $   42,086     $  (24,053)     $     18,039
                                               ===========  =========      ==========     ===========    =============

The accompanying notes are an integral part of the consolidated financial statements.

                          CASTLE DENTAL CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                  Year Ended December 31,
                                                                          ----------------------------------------
                                                                              1998          1999          2000
                                                                          -----------    ----------    -----------
Cash flows from operating activities:
Net income (loss)...................................................      $     3,586    $   1,196    $   (19,124)
 Adjustments:
  Provisions for bad debts..........................................            2,545        4,160         15,325
  Depreciation and amortization.....................................            3,535        5,792          6,796
  Amortization of loan cost.........................................               80          149            412
  Minority interest.................................................                -           51              -
  Deferred income taxes.............................................            1,568          816         (3,133)
  Asset impairment..................................................                -            -          3,567
  Changes in operating assets and liabilities:
    Patient receivables.............................................           (5,864)     (10,142)        (5,141)
    Unbilled patient receivables....................................             (615)      (1,662)          (453)
    Prepaid expenses and other current assets.......................           (1,957)      (1,293)         1,971
    Other assets....................................................              (45)      (1,372)          (315)
    Accounts payable and accrued liabilities........................             (278)       1,931          3,970
    Deferred compensation payments, related party...................             (657)        (526)          (394)
                                                                          -----------    ---------    -----------
     Net cash provided by (used in) operating activities............            1,898         (900)         3,481
                                                                          -----------    ---------    -----------
Cash flows used in investing activities:
 Capital expenditures...............................................           (6,660)      (9,503)        (3,304)
 Acquisition of affiliated dental practices, net of cash acquired ..          (30,818)        (667)        (5,038)
 Non-competition agreements.........................................                -         (205)             -
                                                                          -----------    ---------    -----------
     Net cash used in investing activities..........................          (37,478)     (10,375)        (8,342)
                                                                          -----------    ---------    -----------

Cash flows from financing activities:
 Proceeds from debt.................................................           37,000       11,460         16,870
 Repayment of debt..................................................           (3,341)      (1,478)        (9,066)
 Bank overdraft.....................................................                -          818           (818)
 Debt issuance costs................................................             (292)        (161)        (1,283)
                                                                          -----------    ---------    -----------
     Net cash provided by financing activities......................           33,367       10,639          5,703
                                                                          -----------    ---------    -----------

Net change in cash and cash equivalents.............................           (2,213)        (636)           842
Cash and cash equivalents, beginning of period......................            2,908          695             59
                                                                          -----------    ---------    -----------
Cash and cash equivalents, end of period............................      $       695    $      59    $       901
                                                                          ===========    =========    ============

The accompanying notes are an integral part of the consolidated financial statements.

                          CASTLE DENTAL CENTERS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GOING CONCERN BASIS

  The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $19.1 million in 2000 and, as a result, has not been in compliance with the financial covenants of its Debt Agreements since June 30, 2000. At December 31, 2000, approximately $45.2 million in senior debt and $15.0 million in subordinated debt were outstanding under the Debt Agreements in addition to approximately $3.5 million in other outstanding subordinated debt. Since the Company is in default under these agreements, all amounts outstanding are subject to acceleration and have been classified as current liabilities. The Company has continued to pay interest (other than default interest) on the amounts outstanding under the Credit Agreement, but has not made principal or interest payments of $1.9 million owed to subordinated creditors since July 2000. The Company has requested waivers of these covenant violations and a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the debt agreements. However, these negotiations have not resulted in a forbearance agreement or waivers of the defaults as of April 16, 2001. Given the financial position of the Company and the current condition of financial markets, the Company believes that it is unlikely that either a new lender group will be brought in to replace the existing lender group or that an equity investment by a third party in the Company will be obtained that would be sufficient to satisfy its capital needs.

  The Company has developed a plan that will allow it to continue to operate without the need for additional borrowings and to make principal payments to its senior bank creditors out of available funds. Components of this plan include:
(i) reorganization of field management to improve efficiency and reduce regional overhead costs; (ii) reduction in corporate general and administrative costs through job eliminations and reduction in other overhead expenses; (iii) closing of unprofitable and under-performing dental centers; (iv) realignment of accounts receivable management to focus on improved collection of insurance and patient receivables; (v) restructuring of compensation for management to emphasize performance-based incentives; and, (vi) cancellation of further de novo development and reducing capital expenditures to maintenance levels of approximately $1.2 million for 2001.

   However, there can be no assurance that these efforts to improve operating results and cash flows will be sufficient to allow the Company to meet its obligations in a timely manner or that the Company's creditors will agree with the plan. Therefore, there is substantial doubt about the Company's ability to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.

  Corporate Organization and Basis of Presentation

  Castle Dental Centers, Inc. and subsidiaries (the "Company") provide administrative and management services, non-healthcare personnel, facilities and equipment to certain professional corporations in Texas, Florida, California and Tennessee ("affiliated dental practices") under long-term management services agreements.

  The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements ("Management Services Agreements") with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, in its sole discretion and at any time, the licensed dentist who is the majority shareholder of the capital stock of the

                          CASTLE DENTAL CENTERS, INC.

professional corporation at a nominal cost ("nominee arrangements"). At December 31, 2000, all of the affiliated dental practices were owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five to forty years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except professional corporations located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of patient revenues; and, (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements.

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

  Revenue Recognition

  Net patient revenues represent the estimated realizable amounts to be received from patients, third-party payors and others for services rendered by affiliated dentists. They are reported at established rates reduced by contracted amounts based on agreements with patients, third party payers and others obligated to pay for service rendered. Patient revenues from general dentistry are recognized as the services are performed. Patient revenues from orthodontic services are recognized in accordance with the proportional performance method. Under this method, revenue is recognized as services are performed under the terms of contractual agreements with each patient. Approximately 25% of the services are performed in the first month with the remaining services recognized ratably over the remainder of the contract. Billings under each contract, which average approximately 26 months, are made equally throughout the term of the contract, with final payment at the completion of the treatment.

  Net patient revenues include amounts received from capitated managed care contracts that the Company negotiates on behalf of its affiliated dental practices. Under capitated contracts the affiliated dental practice receives a predetermined amount per patient per month in exchange for providing certain necessary covered services to members of the plan. Usually, the capitated plans also provide for supplemental payments and/or co-payments by members for certain higher cost procedures. These contracts typically result in lower average fees for services than the usual and customary fees charged by the Company's affiliated dental practices and may, in certain instances, expose the Company to losses on contracts where the total revenues received are less than the costs of providing such dental care. The Company generally bears the risk of such loss because it consolidates the financial results of its affiliated dental practices. However, most of these contracts are cancelable by either party on 30 to 90 days written notice thereby reducing the risk of long-term adverse

                          CASTLE DENTAL CENTERS, INC.

impact on the Company. Fees from capitated contracts totaled $5.1 million, $7.4 million and $9.1 million in 1998, 1999 and 2000, respectively, excluding supplemental payments and co-payments by members. No single contract amounted to a significant portion of the Company's revenues, as each of the Company's regional operations contracts separately with managed care providers. The Company periodically evaluates its capitated managed care contracts by comparing the average reimbursement per procedure plus the total capitation fees per contract to the usual and customary fees charged by the affiliated dental practice.

  Accounts receivable consist primarily of receivables from patients, insurers, government programs and contracts between the affiliated dental practices and third-party payors for dental services provided by dentists. The Company does not believe that change in the reimbursement arrangements for its affiliated dental practice contracts with third-party payors would have a material impact on revenues. An allowance for doubtful accounts is recorded by the Company based on historical experience and collection rates.

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

  Useful lives for property and equipment are as follows:

   Equipment                    3 -  7 years
   Leasehold improvements       5 - 10 years
   Furniture and fixtures       5 -  7 years
   Vehicles                     3 -  5 years


  Management reviews property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value of an asset or group of assets may not be recoverable on the bases of undiscounted future cash flows. The reviews are carried out at the lowest level of assets to which the Company is able to attribute future cash flows. The net book value of the underlying assets is adjusted to their fair value if the sum of the cash flows is less than the book value.

  Intangible Assets

  The Company's acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the affiliated dental practices. As part of the purchase allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. In connection with each acquisition, the Company enters into a long-term management services agreement with each affiliated dental practice, which cannot be terminated by either party without cause. The cost of the management services agreement is amortized on a straight line basis over its term, or such shorter period as may be indicated by the facts and circumstances, as described below. Amortization periods of the management services agreements acquired through December 31, 2000 are 25 years.

  In connection with the allocation of the purchase price to identifiable intangible assets, the Company analyzes the nature of the group with which a management services agreement is entered into, including the number of dentists in each group, number of dental centers and ability to recruit additional dentists, the affiliated dental practice's relative market position, the length of time each affiliated dental practice has been in existence, and the term and enforceability of the management services agreement. Because the Company does not practice dentistry, maintain patient relationships, hire dentists, enter into employment and non-compete agreements with the dentist, or directly contract with payors, the intangible asset created in the purchase allocation process is associated primarily with the management services agreement with the affiliated dental practice.

  The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If this review indicates that the carrying amount of the asset may not be recoverable, as determined based on the undiscounted cash flows of the related

                          CASTLE DENTAL CENTERS, INC.

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

  Other Assets

  Other assets consist primarily of debt issuance costs and other receivables. The costs related to the issuance of debt are capitalized and amortized into interest expense using the straight-line method, which approximates the interest method, over the term of the related debt. Accumulated amortization was $238,000 and $650,000 as of December 31, 1999 and 2000, respectively. Other receivables included $238,000 and $67,500 at December 31, 1999 and 2000, respectively, in loans made to executive officers (see Note 12).

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

  Recent Accounting Pronouncements

  During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the implementation of SFAS 133 until the fiscal year ending December 31, 2001. The Company implemented SFAS 133 effective January 1, 2001. Due to our limited use of derivative instruments, the impact of adopting SFAS No. 133 will not be material to our financial statements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". SAB No. 101, as amended was implemented in the fourth quarter of 2000 and did not have a material effect on our consolidated financial position, results of operations or cash flows.

                          CASTLE DENTAL CENTERS, INC.

2. SELECTED BALANCE SHEET INFORMATION

   The details of certain balance accounts were as follows.

                                                            December 31,
                                                      ------------------------
                                                        1999           2000
                                                      ---------     ----------
                                                           (in thousands)
Property and equipment:
  Equipment.........................................  $  13,644     $   16,362
  Leasehold improvements............................      9,265         10,399
  Furniture and fixtures............................      2,009          2,498
  Vehicles..........................................        132            132
  Construction-in-progress..........................      3,213              -
                                                      ---------     ----------
      Total property and equipment..................     28,263         29,391
  Less accumulated depreciation.....................      7,902         11,312
                                                      ---------     ----------
      Property and equipment, net...................  $  20,361     $   18,079
                                                      =========     ==========

  Depreciation expense was approximately $1.8 million, $3.0 million and $4.0 million for the years ended December 31, 1998, 1999 and 2000, respectively. Capitalized interest cost was $329,000 for the year ended December 31, 1999. There were no amounts capitalized during 1998 and 2000. Fully depreciated assets in use as of December 31, 1999 and 2000 were approximately $1.3 million and $2.5 million, respectively.

                                                            December 31,
                                                      ------------------------
                                                        1999           2000
                                                      ---------     ----------
                                                           (in thousands)
Intangible assets:
  Management services agreements....................  $  69,251     $   68,213
  Other.............................................        355            355
                                                      ---------     ----------
      Total intangible assets.......................     69,606         68,568
  Less accumulated amortization.....................      5,586          8,320
                                                      ---------     ----------
      Intangible assets, net........................  $  64,020     $   60,248
                                                      =========     ==========

  Amortization expense was approximately $1.8 million, $2.8 million and $2.8 million for the years ended December 31, 1998, 1999 and 2000, respectively.

                                                            December 31,
                                                      ------------------------
                                                        1999           2000
                                                      ---------     ----------
                                                           (in thousands)
  Accounts payable and accrued liabilities:
    Bank overdraft................................... $     818     $        -
    Trade............................................     3,792          2,587
    Salaries, wages and payroll taxes................     2,021          2,646
    Due to patients..................................     1,772          2,543
    Legal............................................       991          1,487
    Interest.........................................       385          3,068
    Other............................................        76            776
                                                      ---------     ----------
      Total accounts payable and accrued liabilities. $   9,855     $   13,107
                                                      =========    ===========

                          CASTLE DENTAL CENTERS, INC.

3. ACQUISITIONS:

  In January 2000, the Company entered into a settlement agreement with Dental Consulting Services, LLC ("DCS"), a 20% shareholder in the Castle Dental Centers of California, LLC. Pursuant to the terms of the settlement agreement, the Company acquired the 20% minority interest and a conversion right held by DCS. Total consideration paid by the Company was $5.3 million of which $300,000 was paid in November 1999 as a deposit.

  During 1999, certain purchase price allocations were adjusted by approximately $667,000 to reflect additional information that became available throughout the year related to acquisitions made in 1998.

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

  The estimated fair value of assets acquired and liabilities assumed are summarized as follows:

                                                                                        December 31,
                                                                             ------------------------------------
                                                                                1998        1999          2000
                                                                             ----------  ----------    ----------
Patient receivables, net..................................................   $   1,470   $        -    $        -
Unbilled patient receivables, net.........................................         188            -             -
Prepaid expenses and other current assets.................................          92            -          (334)
Property and equipment, net...............................................       3,866            -            15
Other assets..............................................................          93            -          (305)
Management services agreements............................................      42,072          667           274
Accounts payable and accrued liabilities..................................      (2,019)           -          (100)
Deferred taxes............................................................      (3,149)           -         1,275
Long-term debt, assumed...................................................      (1,254)           -             -
Minority interest.........................................................      (4,305)           -         4,354
                                                                             ---------   ----------    ----------
                                                                                37,054          667         5,179
Less: fair value of common stock issued and other equity instruments......       1,698            -             -
Less: issuance of notes payable...........................................       4,538            -           141
                                                                             ---------   ----------    ----------
 Cash purchase price, net of cash acquired................................   $  30,818   $      667    $    5,038
                                                                             ==========  ==========    ==========

  Unaudited pro forma combined results of operations for the year ended December 31, 1998, assuming all acquisitions occurred at the beginning of the year, are as follows:

                                                          1998
                                                         ------
                                                     (in thousands)
Net patient revenues............................        $93,473
Net income .....................................          3,918
Income per common share:
  Basic.........................................           0.58
  Diluted.......................................           0.57

  The unaudited pro forma summary is not necessarily indicative either of results of operations that would have occurred had the acquisitions been made at the beginning of the period presented, or of future results of operations of the combined companies.

4.   LONG-TERM DEBT:

Long-term debt consisted of the following:

                                                                                  December 31,
                                                                             ------------------------
                                                                                1999          2000
                                                                             ----------    ----------
                                                                                 (in thousands)
 Revolving credit loans....................................................  $   50,860    $   45,230
 Senior subordinated notes.................................................           -        13,622
 Senior subordinated convertible notes.....................................           -         1,378
 Subordinated seller notes.................................................       4,393         3,414
 Other notes payable.......................................................         935           464
                                                                             ----------    ----------
  Total debt...............................................................      56,188        64,108
 Less current portion......................................................       2,192        63,679
                                                                             ----------    ----------
  Long-term debt...........................................................  $   53,996    $      429
                                                                             ==========    ==========

                          CASTLE DENTAL CENTERS, INC.

  In December 1998, the Company entered into a credit agreement with a bank group (the "Credit Agreement") that provides for borrowings up to $55.0 million and matures in November 2002. Advances under the Credit Agreement require quarterly interest payments through March 2001 at which time principal becomes payable quarterly based on a five-year amortization with final payment at maturity. Borrowings under the Credit Agreement may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The bank credit facility bears interest at variable rates, which are based upon either the bank's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to the EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. At December 31, 2000, $45.2 million was outstanding under the Credit Agreement and the average interest rate on the Company's bank borrowings was 13.7%, including default interest of 2.0%.

  In January 2000, the Company amended the Credit Agreement and entered into a senior subordinated note agreement ("Subordinated Note Agreement") and a subordinated convertible note agreement ("Convertible Note Agreement") with two lenders. The Subordinated Note Agreement and Convertible Note Agreement provide for borrowings of $13.7 million and $1.3 million, respectively. Loans under the Subordinated Note Agreement bear interest at the 90-day LIBOR rate plus five and one-half percent, payable quarterly, and are due in eight quarterly installments beginning in the sixty-third month following the closing date. Loans under the Convertible Note Agreement bear interest at the same rate as loans under the Subordinated Note Agreement and are due on demand beginning seven years after the closing date with a final maturity date of January 30, 2009. The convertible note is convertible at any time into 442,880 shares of Company common stock at the request of the holders at a fixed conversion price of $3.1125 per share. The Subordinated Note Agreement and Convertible Note Agreement contain affirmative and negative covenants that require that the Company maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. At December 31, 2000, the Company was not in compliance with the financial covenants of the Subordinated Note Agreement and Convertible Note Agreement. In addition, the Company has not made $1.9 million in principal and interest payments due to the subordinated note holders in October 2000 and January 2001, because it is restricted from making such payments as long as the Company is in default of the Credit Agreement.

   In March 2000, the Company advised its lenders that it was in violation of certain financial covenants of the Credit Agreement. Accordingly, in May 2000, the Company amended the credit facility to cure the covenant violations and to provide additional borrowing availability. As a result of the losses incurred in third and fourth quarters of 2000, the Company has not been in compliance with the financial covenants of the Debt Agreements since June 30, 2000. At December 31, 2000, approximately $45.2 million in senior debt and $15.0 million in subordinated debt were outstanding under the Debt Agreements in addition to approximately $3.5 million in other outstanding subordinated debt. In addition, the Company was not able to make scheduled principal payments under the Credit Agreement in March 2001. Since the Company is in default under these agreements, all amounts outstanding are subject to acceleration and have been classified as current liabilities. The Company has requested waivers of these covenant violations and a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the Debt Agreements. However, these negotiations have not resulted in a forbearance agreement or waivers of the defaults as of April 16, 2001. There can be no assurance that the Company's lenders will consent to the waivers and restructuring necessary to allow the Company to continue to operate. If the Company and the lenders cannot reach an agreement, it may be necessary for the Company to seek protection under Chapter 11 of the Bankruptcy Code.

  At December 31, 2000, approximately $1.4 million (net of accumulated amortization of approximately

                          CASTLE DENTAL CENTERS, INC.

$0.6 million) of debt issuance costs had been capitalized in connection with the issuance of the Debt Agreements.

  The Company has issued various subordinated seller notes payable in connection with certain acquisitions ("Subordinated Seller Notes"). These notes bear interest at varying rates ranging from 6.0% to 9.0%, require quarterly payments of interest and principal, and mature at varying dates ranging from June 2000 through June 2002.

  The aggregate maturities of long-term debt for each of the next five years subsequent to December 31, 2000, under their original terms, were as follows (in thousands), however, $63.7 million of debt has been classified as current maturities and is subject to acceleration by the holders:

         2001.................................... $  12,501
         2002....................................    36,607
         2003....................................         -
         2004....................................         -
         2005....................................         -
        Thereafter...............................    15,000
                                                  ---------
                                                  $  64,108
                                                  =========
5. COMMITMENTS AND CONTINGENCIES:

   Lease Commitments

   Future minimum lease payments under non-cancelable operating leases with remaining terms of one or more years consisted of the following at December 31, 2000 (in thousands):

         2001...................................  $   5,023
         2002...................................      4,774
         2003...................................      4,083
         2004...................................      2,994
         2005...................................      2,154
         Thereafter.............................      4,257
                                                  ---------
         Total minimum lease obligation.........  $  23,285
                                                  =========

  The Company has entered into operating leases for various types of office equipment and for its building facilities. Certain building facility leases include rent escalation clauses. Most leases contain purchase and renewal options at fair market rental values.

  Litigation

  In June 2000, the Company recorded litigation expenses of $1,495,000 resulting from an arbitration award against two subsidiaries of the Company in an arbitration proceeding in Los Angeles, California. The arbitrator found that the subsidiaries had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $442,000. In August 2000, the arbitrator awarded the plaintiffs an additional $666,000 for attorney fees and costs, resulting in a total judgment of $1,108,000 against the Company's subsidiaries. This amount, as well as additional legal expenses incurred by the Company, was included in the litigation expenses recorded in June 2000. None of the judgment amount awarded to the plaintiffs has been paid as of April 16, 2001.

   In August 1998, the former owner of certain dental practices acquired by the Company in August 1996, filed a lawsuit against the Company in the 190th District Court of Harris County, Texas. The lawsuit alleged

                          CASTLE DENTAL CENTERS, INC.

that the Company committed various acts of fraud, securities fraud, conspiracy, breach of contract and misrepresentation concerning the value of the Company's common stock issued in the acquisition of the dental practices. In August 1999, the Company settled the lawsuit for $1.4 million, all of which has been paid.

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

6. INCOME TAXES

  Significant components of the Company's deferred tax assets (liabilities) were as follows:

                                                              December 31,
                                                        -----------------------
                                                           1999         2000
                                                        ----------   ----------
                                                             (in thousands)
Deferred tax assets:
  Net operating loss carryforward.....................  $      543   $    7,884
  Deferred compensation...............................         200           50
  Allowance for bad debts.............................       2,018        2,811
  Other...............................................         114          301
                                                        ----------   ----------
     Total deferred assets............................       2,875       11,046
Less valuation allowance..............................           -       (5,214)
                                                        ----------   ----------
Deferred tax liabilities:
  Unbilled receivables................................      (1,778)      (1,153)
  Loss of Subchapter S status.........................          (4)           -
  Management services agreement.......................      (4,428)      (3,303)
  Property and equipment..............................      (1,057)      (1,065)
  Other...............................................         (16)        (311)
                                                        ----------   ----------
                                                            (7,283)      (5,832)
                                                        ----------   ----------
Net deferred tax liabilities..........................      (4,408)           -
Less current asset portion............................       2,488            -
                                                        ----------   ----------
  Non-current liabilities.............................  $   (6,896)  $        -
                                                        ==========   ==========

    Significant components of the provision for income taxes on continuing operations were as follows:

                                                    Year Ended December 31,
                                               --------------------------------
                                                 1998         1999       2000
                                               --------     -------    --------
                                                         (in thousands)
 Current tax provision (benefit):
       Federal..........................       $    (70)    $    17    $    481
       State............................             (8)          2          57
                                               --------     -------    --------
        Total current...................            (78)         19         538
                                               --------     -------    --------
 Deferred tax provision (benefit):
       Federal..........................          1,403         730      (2,803)
       State............................            165          86        (330)
                                               --------     -------    --------
        Total deferred..................          1,568         816      (3,133)
                                               --------     -------    --------
        Provision (benefit) for income
          taxes.........................          1,490         835      (2,595)
                                               ========     =======    ========

                          CASTLE DENTAL CENTERS, INC.

  The differences between the statutory federal tax rate and the Company's effective tax rate on continuing operations were as follows:

                                                                         Year Ended December 31,
                                                                   ------------------------------------
                                                                     1998          1999        2000
                                                                   ---------     --------    ----------
                                                                              (in thousands)
Tax at U.S. statutory rate (34%)................................   $   1,726     $    691    $   (7,385)
State income taxes, net of federal tax..........................         203           81          (869)
Nondeductible expenses and other................................          26           63            65
Change in estimate of net operating loss carryforward...........        (465)           -           380
Valuation allowance.............................................           -            -         5,214
                                                                   ---------     --------    ----------
  Provision (benefit) for income taxes..........................   $   1,490     $    835    $   (2,595)
                                                                   =========     ========    ==========

  At December 31, 2000, the Company had net operating loss carryforwards available to reduce future taxable income of approximately $21.8 million, expiring in years from 2016 through 2020.

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

  There are 930,400 and 100,000 options granted under the Employees' Plan and the Directors' Plan, respectively, at December 31, 2000. The Compensation Committee administers the Plans. These stock options have contractual terms of 10 years and have an exercise price no less than the fair market value of the stock at grant date. The options vest at varying rates over a four or five-year period, beginning on the first anniversary of the date of grant.

                          CASTLE DENTAL CENTERS, INC.

  Following is a summary of the status of the Company's stock options as of December 31, 2000 and the changes during the three-year period then ended:

                                               Number of         Weighted
                                               Shares of         Average
                                              Underlying         Exercise
                                                Options           Price
                                              -----------     -------------
Outstanding at January 1, 1998..........         634,250       $     10.59
Granted.................................         281,750       $      5.31
Excercised..............................               -                 -
Forfeited...............................         (72,600)            11.03
Expired.................................               -                 -
                                               ---------       -----------
Outstanding at December 31, 1998........         843,400       $      8.79
                                               =========       ===========
Excercisable at December 31, 1998.......         126,680       $     10.47
                                               =========       ===========

Granted.................................         252,650       $      2.57
Excercised..............................               -                 -
Forfeited...............................         (52,223)             6.23
Expired.................................         (13,727)             8.93
                                               ---------       -----------
Outstanding at December 31, 1999........       1,030,100       $      7.27
                                               =========       ===========
Excercisable at December 31, 1999.......         287,682       $      9.34
                                               =========       ===========

Granted.................................          62,500       $      2.91
Excercised..............................               -                 -
Forfeited...............................         (34,267)             6.33
Expired.................................         (27,933)             4.70
                                               ---------       -----------
Outstanding at December 31, 2000........       1,030,400       $      7.01
                                               =========       ===========
Excercisable at December 31, 2000.......         490,150       $      8.24
                                               =========       ===========

  The fair value of each stock option granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0% for each year; expected volatility of 56.9% for 1998, 67.9% for 1999, and 79.1% for 2000; risk-free interest rates are 4.7% for 1998, 6.1% for 1999 and 6.6% for 2000; and the expected lives of the options average five years.

                          CASTLE DENTAL CENTERS, INC.

  The following table summarizes information about stock options outstanding at December 31, 2000:

                                        Options Outstanding                    Options Exercisable
                            -----------------------------------------      --------------------------
                             Weighted         Average        Weighted         Number        Weighted
                              Number         Remaining       Average        Exercisable      Average
                            Outstanding       Contract       Exercise            at         Exercise
Range of Exercise Price     at 12/31/00        Life           Price          12/31/00         Price
-----------------------     -----------      ---------     ----------      ------------    ----------
$2.31 to $8.00.........        531,150         8.36        $     3.63          177,850      $    4.15
$8.00 to $13.00........        499,250         6.65        $    10.60          312,300      $   10.58
                            -----------                                    ------------
                             1,030,400         7.53        $     7.01          490,150      $    8.24
                            ===========                                    ============

  Had the compensation cost for the Company's stock-based compensation plans been determined using the fair value of the options, the net income and basic and diluted net income per common share for 1998 would approximate $3.5 million or $0.54 per share; the Company's net income and diluted net income per share for 1999 would approximate $796,000, or $0.12 per share; the Company's net loss and diluted net loss per share for 2000 would approximate $19.5 million, or $3.03 per share.

  The effects of applying fair value accounting in this pro forma disclosure are not indicative of future amounts.

8. EARNINGS PER SHARE:

  A reconciliation of the denominators of the basic and diluted shares for the computation of net income follows.

                                                  December 31,
                                         ------------------------------
                                           1998       1999       2000
                                         -------    -------    --------
                                                   (in thousands)
  Shares
     Shares-basic (1).................    6,586      6,825       6,451
     Options and warrants.............       22         25           -
                                          -----      -----       -----
     Shares-diluted...................    6,608      6,850       6,451
                                          =====      =====       =====

----------
(1) Includes the weighted average of 407,544 shares of common stock issuable upon the exercise of a conversion right. This conversion right was terminated in January 2000 when the Company acquired the minority interest in its California subsidiary.

  Options to purchase an aggregate 616,000 shares of common stock at exercise prices of $10.00 to $13.00 per share were excluded from the calculation of diluted earnings per share for 1998 because their effect would have been antidilutive. Options to purchase an aggregate 604,000 shares of common stock at exercise prices of $6.00 to $13.00 per share were excluded from the calculation of diluted earnings per share for 1999 because their effect would have been antidilutive. Options to purchase an aggregate 1,030,400 shares of common stock at exercise prices of $2.31 to $13.00 per share were excluded from the calculation of basic and diluted loss per share for 2000 because their effect would have been antidilutive.

  A warrant to purchase 56,579 shares of common stock at $11.00 per share was excluded from the calculation of diluted earnings per share for 1998 and 1999 because its effect would have been antidilutive. The warrant expired in December 2000.

9.  DEFINED CONTRIBUTION PLANS:

  In August 1996, the Company adopted a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986 (the "401(k) Plan"). All permanent employees of the Company are eligible to participate in the 401(k) Plan upon the completion of three months of service. The Company may match contributions made by participants under the Plan each year in an amount determined by the Company on a year-to-year basis. The Company did not make any contributions to the Plan in 1998, 1999, or 2000.

                          CASTLE DENTAL CENTERS, INC.

10. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                                             DECEMBER 31,
                                                                               ------------------------------------------
                                                                                 1998            1999            2000
                                                                               ---------      ----------      -----------
Cash paid during the period for:
 Interest.............................................................         $   1,803       $   3,997       $   5,068
 Income taxes.........................................................               222             595             294
Supplemental disclosure of noncash investing and financing activities:
 Acquisition stock guarantee payment accrual..........................                 -             430               -
 Conversion of Series B Preferred Stock to subordinated notes.........             1,550               -               -

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

  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit approximate fair values due to the short-term maturities of these instruments. The carrying amounts of the Company's long-term borrowings as of December 31, 1999 and 2000, respectively, approximate their fair value based on the Company's current incremental borrowing rates for similar type of borrowing arrangements.

  Interest Rate Swaps:

  Interest expense is subject to fluctuations as interest rates change, specifically U.S. interest rates. To manage this risk, the Company has entered into a swap which involves the exchange of fixed- and floating-rate interest payment obligations without the exchange of the underlying principal amounts, as part of the overall strategy of limiting exposure to fluctuations in U.S. short-term interest rates.

  As of December 31, 2000, the Company entered into a swap agreement with a bank to receive variable rate interest payments in exchange for fixed rate interest payments on original notional amounts of $32.0 million. The amounts exchanged are based on the notional amounts multiplied by the difference between the fixed interest rate and variable interest rate in effect. At December 31, 2000, the fixed interest rate applicable to this agreement was 7.37% and the variable rate of interest, based upon a three-month LIBOR rate, was 6.825%. For 2000, the weighted-average variable rate, based upon a three-month LIBOR rate, was 6.78%. The weighted-average variable rates are subject to change over time as LIBOR fluctuates. During 2000, the Company was required to pay $52,000 in payments under the swap agreement. The term of the swap contract expires July 10, 2001.

                          CASTLE DENTAL CENTERS, INC.

12. RELATED PARTY TRANSACTIONS:

  The Company maintains a management services agreement with one of the Company's affiliated dental practices in Texas pursuant to which the sole shareholder of the affiliated dental practice, a member of the Board of Directors of the Company, receives an annual salary of $100,000 to take actions necessary to maintain the dental license for the affiliated dental practice in the state of Texas, for as long as he holds such license and is the sole shareholder of the practice. Such compensation arrangement was negotiated between the shareholder and previously unaffiliated investors in the Company. In 1995, in connection with the Company's acquisition of the assets of the shareholder's dental practice, the Company entered into a deferred compensation agreement with the shareholder pursuant to which the Company agreed to pay the shareholder $2.6 million in 20 quarterly installments of $131,500, beginning March 1996. As of December 31, 2000, there was $131,500 payable to the shareholder under the terms of the deferred compensation agreement.

  At December 31, 1999 and 2000, certain executive officers of the Company had outstanding loans in the aggregate amount of $307,000 and $67,500, respectively, from the Company. The Company forgave $265,000 in loans to its former president and chief operating officer at December 31, 2000. These loans are repayable over varying periods ranging from one to five years and bear interest at rates ranging from zero to six percent.

   A director of the Company is a Managing Director of The GulfStar Group, Inc. ("GulfStar"), which has provided investment banking and advisory services to the Company. The Company paid $183,000 during 1998 in investment banking fees to GulfStar. The Company made no payments to Gulfstar during 1999 and 2000.

  A director of the Company is a Managing Director of Pecks Management Partners Ltd., the investment advisor to investors who own an aggregate of 913,243 shares of Company common stock. Pursuant to the provisions of the Stockholders Agreement dated January 30, 2000, for so long as certain ownership thresholds are maintained with respect to the common stock, the investors have the contractual right to nominate one member of the Company's Board of Directors.

  The Company entered into a lease agreement with Goforth, Inc., a company owned by the Company's chairman of Board of Directors (the "Affiliate"). The Company has agreed to pay the Affiliate a minimum guaranteed rental of $12,000 per month through December 2000 and $13,200 per month from January 2001 through January 2006 for rental of a dental center. The Company has also agreed to pay additional rent of approximately $1,600 per month for insurance, taxes and common area maintenance. The Company paid $174,000 under this agreement during 1998, 1999 and 2000.

                          CASTLE DENTAL CENTERS, INC.

13.  ASSET IMPAIRMENT

  The $3.6 million asset impairment results primarily from the closing of six dental offices in Florida, Texas and California, a charge to reflect the impairment in the value of fixed assets for eleven under-performing dental offices, and the write-off of related intangible assets and long-term receivables associated with certain acquisitions. As a result, the Company reduced intangible assets by approximately $1.2 million, leasehold improvements and equipment by approximately $1.7 million, and other assets by approximately $0.7 million.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED):


                                                        First             Second            Third         Fourth
                                                      ----------       ------------       ----------    -----------
                                                                   (in thousands, except per share data)
1999
 Net patient revenues............................       $25,167           $25,661           $ 26,092      $ 25,781
 Operating income................................         2,639             2,565              2,033           414
 Net income......................................         1,003               107                507          (421)
 Basic and diluted earnings per share (1)........       $  0.15           $  0.02           $   0.07      $  (0.06)

2000
 Net patient revenues............................       $26,530           $26,699           $ 27,115      $ 25,679
 Operating income (loss).........................         1,944             1,705            (10,642)       (5,508)
 Net income (loss)...............................           312              (911)           (10,513)       (8,012)
 Basic and diluted earnings per share (1)........       $  0.05           $ (0.14)          $  (1.64)     $  (1.25)

______________
(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not equal the total computed for the year due to stock transactions that occurred.

                          CASTLE DENTAL CENTERS, INC.

15. OPERATING SEGMENTS:

  Financial information is provided below for each of the Company's operating regions. The Company measures the performance of its regional operations primarily based on net patient revenues and operating income. There are no inter-regional revenues. The Company's primary measure of profit by which it formulates decisions and communicates to investors and analysts is net income and earnings per share. Financial information internally reported for the Company for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                                                       Year Ended December 31,
                                                                 --------------------------------------
                                                                   1998           1999           2000
                                                                 -------        --------       --------
                                                                              (in thousands)
Net patient revenues:
  Texas................................................          $47,464        $ 68,362       $ 70,948
  Florida..............................................           11,951          12,142         11,348
  Tennessee............................................            7,853          10,236         12,592
  California...........................................            7,555          11,961         11,135
                                                                 -------        --------       --------
 Total patient revenues................................          $74,823        $102,701       $106,023
                                                                 -------        --------       --------

Operating expenses:
  Texas................................................          $39,865        $ 59,406       $ 74,462
  Florida..............................................           10,351          11,607         13,271
  Tennessee............................................            7,419           9,276         12,563
  California...........................................            6,289          10,387         10,346
  Corporate, general and administrative expenses.......            3,911           4,225          7,882
                                                                 -------        --------       --------
  Total operating expenses.............................          $67,835        $ 94,901       $118,524
                                                                 -------        --------       --------

Operating income (loss):
  Texas................................................            7,599           8,956         (3,514)
  Florida..............................................            1,600             535         (1,923)
  Tennessee............................................              434             960             29
  California...........................................            1,266           1,574            789
  Corporate, general and administrative expenses.......           (3,911)         (4,225)        (7,882)
                                                                 -------        --------       --------
  Total operating income...............................            6,988           7,800        (12,501)
Litigation settlement..................................                -           1,366          1,495
Interest expense.......................................            1,969           4,369          7,751
Other (income) expense.................................              (57)             34            (28)
                                                                 -------        --------       --------
Income (loss) before provision (benefit) for income
 taxes.................................................          $ 5,076        $  2,031       $(21,719)
                                                                 =======        ========       ========

                                                                          Year Ended December 31,
                                                                 --------------------------------------
                                                                                  1999           2000
                                                                                --------       --------
Assets:
  Texas................................................                         $ 65,207       $ 53,680
  Florida..............................................                           11,928          9,579
  Tennessee............................................                            9,320          8,025
  California...........................................                           22,302         20,954
                                                                                --------       --------
    Total assets for reportable segments...............                          108,757         92,238
  Other unallocated amounts............................                            6,225          3,148
                                                                                --------       --------
    Total assets.......................................                         $114,982       $ 95,386
                                                                                ========       ========

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

Houston, Texas
April 16, 2001

                          CASTLE DENTAL CENTERS, INC.

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)


                                                  Balance                                                    Balance
                                                 Beginning       Charged To                                  At End
PATIENT RECEIVABLES:                              Of Year         Expenses     Deductions     Other          Of Year
                                                 ---------       ----------    ----------    ------          --------
Year ended December 31, 1998:
Allowance for uncollectible accounts -
  patient receivables                             $ 3,929          $ 2,474       $ 1,092     $3,197(1)        $ 8,508
                                                  =======          =======       =======     ======           =======

Year ended December 31, 1999:
 Allowance for uncollectible accounts -
  patient receivables                             $ 8,508          $ 3,914       $     -     $1,166(1)(2)     $13,588
                                                  =======          =======       =======     ======           =======

Year ended December 31, 2000:
 Allowance for uncollectible accounts -
  patient receivables                             $13,588          $13,157       $15,033     $  329(2)        $12,041
                                                  =======          =======       =======     ======           =======


                                                  Balance                                                    Balance
                                                 Beginning       Charged To                                  At End
UNBILLED PATIENT RECEIVABLES:                     Of Year         Expenses     Deductions     Other          Of Year
                                                 ---------       ----------    ----------    ------          --------
Year ended December 31, 1998:
 Allowance for uncollectible accounts -
  unbilled patient receivables                    $   568          $    71       $    30     $   49           $   658
                                                  =======          =======       =======     ======           =======

Year ended December 31, 1999:
 Allowance for uncollectible accounts -
  unbilled patient receivables                    $   658          $   246       $     -     $    -           $   904
                                                  =======          =======       =======     ======           =======

Year ended December 31, 2000:
 Allowance for uncollectible accounts -
  unbilled patient receivables                    $   904          $ 2,168       $ 2,334     $    -           $   738
                                                  =======          =======       =======     ======           =======

___________
(1) Acquired allowances for uncollectible accounts of affiliated dental practices.

(2) Adjustments to patient accounts that are charged to the allowance for doubtful accounts.

(a)(3) Exhibits

EXHIBIT
NUMBER                                DESCRIPTION OF EXHIBIT
-------                               ----------------------
*3.1 --   Certificate of Incorporation of Castle Dental Centers, Inc., as amended.
*3.2 --   Certificate of Amendment to Certificate of Incorporation of Castle Dental Centers,
          Inc., dated August 28, 1996.
*3.3 --   Certificate of Amendment of Certificate of Incorporation of Castle Dental Centers,
          Inc., dated June 16, 1997.
*3.4 --   Bylaws of Castle Dental Centers, Inc.
*3.5 --   Amendment to Bylaws of Castle Dental Centers, Inc. dated August 16, 1996.
*4.1 --   Form of Certificate representing the Common Stock, par value $.001 per share, of
          Castle Dental Centers, Inc.
*4.2 --   Registration Rights Agreement dated December 18, 1995, among Castle Dental
          Centers, Inc. and Delaware State Employees' Retirement Fund, Declaration of
          Trust for Defined Benefit Plan of ICI American Holdings, Inc., Declaration of Trust
          for Defined Benefit Plan of Zeneca Holdings, Inc. and certain stockholders and investors in the Company.
4.3 --    Stockholders Agreement dated as of January 31, 2000, by and among Castle Dental
          Centers, Inc., Heller Financial, Inc., Midwest Mezzanine Fund II, L.P., and certain stockholders and investors in the Company. (Incorporated herein by reference from the
          Company's Form 10-K, dated as of March 31, 2000)
4.4 --    Registration Rights Agreement dated as of January 31, 2000, by and among Castle
          Dental Centers, Inc., Heller Financial, Inc., Midwest Mezzanine Fund II, L.P., and
          certain stockholders and investors in the Company. (Incorporated herein by reference from the
          Company's Form 10-K, dated as of March 31, 2000)
*10.1 --  Management Services Agreement effective December 18, 1995 by and between
          Castle Dental Centers of Texas, Inc. and Jack H. Castle, D.D.S., P.C.
*10.2 --  Amendment to Management Services Agreement between Castle Dental Centers of
          Texas, Inc. and Jack H. Castle, D.D.S., P.C., dated as of August 15, 1996.
*10.3 --  Indemnity Agreement dated December 18, 1995 by and between Castle Dental
          Centers, Inc. and G. Kent Kahle.
*10.4 --  Indemnity Agreement dated December 18, 1995, by and between Castle Dental
          Centers, Inc. and Jack H. Castle, D.D.S.
*10.5 --  Indemnity Agreement dated December 18, 1995 by and between Castle Dental
          Centers, Inc. and Jack H. Castle, Jr.
*10.6 --  Indemnity Agreement dated December 18, 1995 by and between Castle Dental
          Centers, Inc. and Robert J. Cresci.
*10.7 --  Indemnity Agreement dated August 16, 1996 by and between Castle Dental Centers,
          Inc. and Elizabeth A. Tilney.
*10.8 --  Management Services Agreement effective May 19, 1996 by and between Castle
          Dental Centers of Florida, Inc. and Castle 1st Dental Care, P.A.
*10.9 --  Amendment to Management Services Agreement between Castle Dental Centers of
          Florida, Inc. and Castle 1st Dental Care, P.A., dated as of August 16, 1996.
*10.10 -- Management Services Agreement effective May 31, 1996 by and between Castle
          Dental Centers of Tennessee, Inc. and Castle Mid-South Dental Center, P.C.

*10.11 -- Amendment to Management Services Agreement between Castle Dental Centers of
          Tennessee, Inc. and Castle Mid-South Dental Center, P.C., dated as of August 16,
          1996.
*10.12 -- 1996 Castle Dental Centers, Inc. Omnibus Stock and Incentive Plan, as amended.
*10.13 -- 1996 Castle Dental Centers, Inc. Non-Employee Directors' Plan, as amended.
*10.14 -- Lease dated January 1, 1996 by and between Goforth, Inc. and Family Dental
          Services of Texas, Inc.
*10.15 -- Form of Subordinated Promissory Note issued to former members of Dental
          Consulting Services, LLC ("DCS"). (Incorporated by reference from the
          Company's Form 8-K dated as of March 30, 1998.)
*10.16 -- Form of Subordination Agreement entered into between each former member of
          DCS, Castle and NationsBank of Texas, N.A., as Agent. (Incorporated by reference from the Company's Form 8-K dated as of March 30, 1998.)
*10.17 -- Asset Purchase Agreement dated as of December 30, 1998, by and among Castle
          Dental Centers of Texas, Inc., Castle Dental Centers, Inc., and Jack H. Castle,
          D.D.S., P.C., and DCA Limited Partnership, L.L.P. ("DCA, Ltd."), Dental
          Administrators of Texas Limited Partnership, L.L.P. ("DAI, Ltd."), Dental Centers
          of America Paymaster P.C. ("Paymaster"), Bandera Road Dental Center, P.C.
          ("Bandera"), Ingram Park Family Dental Center, P.C. ("Ingram"), Northeast Family
          Dental Center, P.C. ("Northeast"), Dental Centers of America at Rolling Oaks Mall,
          PLLC ("Rolling Oaks"), San Pedro Family Dental Center, P.C. ("San Pedro"),
          Southpark Family Dental Center, P.C. ("Southpark"), Windsor Park Family Dental
          Center, P.C. ("Windsor"), Dental Centers of America at Barton Creek Square Mall,
          PLLC ("Barton Creek"), Dental Centers of America at Lakeline Mall,  PLLC
          ("Lakeline"), Dental Centers of America at Hurst Northeast Mall, PLLC ("Hurst"),
          Dental Centers of America at Irving Mall, PLLC ("Irving"), Dental Centers of
          America at Six Flags Mall, PLLC ("Six Flags"), Dental Centers of America at
          Waco, P.C. ("Waco"), Dental Centers of America at Mesquite, P.C. ("Mesquite"),
          Dental Centers of America at Sherman, P.C. ("Sherman"), Dental Centers of
          America at Richardson Square Mall, P.C. ("Richardson" and, collectively with
          DCA, Ltd., DAI, Ltd., Paymaster, Bandera, Ingram, Northeast, Rolling Oaks, San
          Pedro, Southpark, Windsor, Barton Creek, Lakeline, Hurst, Irving, Six Flags, Waco,
          Mesquite and Sherman, the "DCA Sellers"), Barry E. Solomon, D.D.S., an
          individual living in San Antonio, Texas ("B. Solomon"), Marc A. Solomon, an
          individual living in San Antonio, Texas ("M. Solomon"), Hebron D. Cutrer, an
          individual living in San Antonio, Texas ("Cutrer"), Stan E. Faye, an individual living in San Antonio, Texas ("Faye"), and Robert B. Grau, an individual living in
          San Antonio, Texas ("Grau", and together with B. Solomon, M. Solomon, Cutrer and Faye, the "DCA Shareholders"). (Incorporated by reference from the
          Company's Form 8-K dated as of December 30, 1998.)
*10.18 -- Form of Subordinated Promissory Note issued to DCA Sellers and/or DCA shareholders. (Incorporated by reference from the Company's Form 8-K dated as of
          December 30, 1998.)
*10.19 -- Form of Subordination Agreement entered into between each DCA Seller and/or
          DCA Shareholder receiving a Subordinated Promissory Note, Castle Dental and
          NationsBank, N.A., as Agent. (Incorporated by reference from the Company's Form
          8-K dated as of December 30, 1998.)
*10.20 -- Amended and Restated Credit Agreement dated as of December 18, 1998, by and among Castle Dental, NationsBank, N.A., as agent, and the lenders thereunder.

          (Incorporated by reference from the Company's Form 8-K dated as of December 30,
          1998.)
 10.21 -- Third Amendment to Amended and Restated Credit Agreement dated as of January
          20, 2000, by and among Castle Dental Centers, Inc., Bank of America, N.A., as agent, and the lenders thereunder. (Incorporated herein by reference from the Company's
          Form 10-K, dated as March 31, 2000)
 10.22 -- Settlement Agreement dated January 28, 2000, between Castle Dental Centers, Inc.,
          Castle Dental Centers of California, L.LC., CDC of California, Inc. and the former owners of DCS. (Incorporated herein by reference from the Company's
          Form 10-K, dated as March 31, 2000)
 10.23 -- Senior Subordinated Note Purchase Agreement dated as of January 31, 2000, is among Castle Dental Centers, Inc., Heller Financial, Inc., and Midwest Mezzanine
          Fund II, L.P. (Incorporated herein by reference from the Company's
          Form 10-K, dated as March 31, 2000)
 10.24 -- Form of Subordinated Note issued pursuant to Senior Subordinated Note Purchase
          Agreement dated January 31, 2000. (Incorporated herein by reference from the Company's
          Form 10-K, dated as March 31, 2000)
 10.25 -- Form of Convertible Subordinated Note issued pursuant to Senior Subordinated
          Note Purchase Agreement dated January 31, 2000. (Incorporated herein by reference from the Company's
          Form 10-K, dated as March 31, 2000)
 10.26 -- Fourth Amendment to Amended and Restated Credit Agreement dated effective as of December 31, 1999, by and among Castle Dental Centers, Inc., Bank of America,
          N.A., as agent, and the lenders thereunder. (Incorporated herein by reference from the Company's
          Form 10-K, dated as March 31, 2000)
 10.27 -- First Amendment to Senior Subordinated Note Purchase Agreement dated as of
          May 19, 2000, by and among Castle Dental Centers, Inc., Heller Financial, Inc., and
          Midwest Mezzanine Fund II, L.P. (Incorporated herein by reference from the Company's
          Form 10-K, dated as March 31, 2000)
 21    -- Subsidiaries of the Registrant.

_____________
* Incorporated herein by reference to the Company's Registration Statement on Form S-1 (registration number 333-1335)