Form 10-K405/A
period 2000-12-31
CASTLE DENTAL CENTERS INC
filed 2001-05-01
CIK 1018152

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                 FORM 10-K/A-1


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

Documents Incorporated by Reference:  None.

================================================================================

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

The following sets forth information as to the current directors and executive officers of the Company, including their ages, present principal occupations, other business experience during the last five years, memberships on committees of the Board of Directors and directorships in other publicly-held companies.


                                                                        Director
     Name               Age     Position with the Company                 Since
     ----               ---     -------------------------               --------

Ira Glazer               49     Chief Executive Officer

Jack H. Castle, Jr.      46     Chairman of the Board                       1995

Jack H. Castle, D.D.S.   79     Director                                    1995

Robert J. Cresci (1)(2)  57     Director                                    1995

G. Kent Kahle (1)        49     Director                                    1995

Emmett E. Moore(1)       58     Director                                    1997

John M. Slack            53     Vice President and Chief Financial Officer

________________________
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

Jack H. Castle, Jr. became a director in December 1995. He was a co-founder of the Company in 1981 and served as Chief Executive Officer from 1990 until February 2001. He became the Company's Chairman in August 1996. Mr. Castle received a B.A. from Rollins College and a Masters of Business Administration from Wake Forest University. Mr. Castle is the son of Jack H. Castle, D.D.S.

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

Robert J. Cresci became a director in December 1995. Mr. Cresci has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since September 1990. Mr. Cresci currently serves on the boards of Sepracor, Inc., Inc., Aviva Petroleum Ltd., Film Roman, Inc., Quest Educational Corporation, Jfax.Com, Inc., Candlewood Hotel Co., Inc., SeraCare, Inc., E-Stamp Corporation and several private companies.

G. Kent Kahle became a director in December 1995. He has been a Managing Director of The GulfStar Group, Inc., an investment banking firm, since 1990. From 1982 to 1990 Mr. Kahle held various positions with Rotan Mosle, Inc., most recently as Senior Vice President and Director. Mr. Kahle has a Masters of Business Administration from The Wharton School of the University of Pennsylvania and an A.B. from Brown University. He currently serves on the board of Total Safety Corporation, U.S. Legal Support, Inc, Plassein Packaging Corp. and De-Ro Products, Inc.

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

Executive Officers

The Board elects executive officers annually at its first meeting following the annual meeting of stockholders. Information concerning Ira Glazer and John M. Slack is set forth below.

Ira Glazer became acting Chief Executive Officer of the Company in February 2001. He is a Senior Vice President of Getzler & Co., a New York-based turnaround specialist. Prior to joining Getzler & Co., Mr. Glazer was with Maidenform Worldwide Inc., where he served as Chief Financial Officer and Chief Operating Officer. Before joining Maidenform, Mr. Getzler spent ten years with Chase Manhattan Bank, where he was a Vice President and Division Executive in middle market lending. Mr. Glazer received a B.B.A. from Pace University in 1974.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and persons holding more than ten percent of a registered class of the Company's equity securities to file with the SEC and any stock exchange or automated quotation system on which the Common Stock may then be listed or quoted (i) initial reports of ownership, (ii) reports of changes in ownership and (iii) annual reports of ownership of Common Stock and other equity securities of the Company. Such directors, officers and ten-percent stockholders are also required to furnish the Company with copies of all such filed reports.

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required during 2000, the Company believes that all of the Company's executive officers and directors complied with Section 16(a) reporting requirements during 2000.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation earned by the Company's Chief Executive Officer and each of the other executive officers of the Company (the "Named Executive Officers") whose compensation exceeded $100,000 during the year ended December 31, 2000.


                                                            Annual Compensation                Long-term Compensation
                                               ---------------------------------------------   -----------------------
                                                                                Other Annual    Restricted   Number of    All Other
Name and Principal                              Salary            Bonus         Compensation   Stock Awards   Options   Compensation
     Position                     Year            ($)              ($)               ($)           ($)        Granted       ($)(1)
------------------                ----          ------            -----         ------------   ------------  ---------  ------------
Jack H. Castle, Jr.(2)            2000          251,790               -                  -               -           -        3,365
Chief Executive                   1999          249,925               -                  -               -      75,000        3,504
Officer                           1998          243,663               -                  -               -      75,000       12,388

G. Daniel Siewert III (2)         2000          202,115               -                  -               -           -       12,000
President,                        1999          199,929               -                  -               -      75,000       12,000
Chief Operating Officer           1998          199,320               -                  -               -      75,000       12,000

John M. Slack                     2000          150,000               -                  -               -           -        9,912
Vice President,                   1999          144,231               -                  -               -      50,000        7,407
Chief Financial Officer,          1998          142,026               -                  -               -      50,000            -
 Treasurer and Secretary

(1) Other compensation paid to Mr. Castle, Mr. Siewert and Mr. Slack in 1998, 1999 and 2000 consisted of automobile allowances.
(2) Mr. Castle resigned as Chief Executive Officer and Mr. Siewert resigned as President and Chief Operating Officer, each as of February 15, 2001.

Stock Options

There were no stock options granted to the Named Executive Officers during 2000.

Aggregate Option Exercises in 2000 and Year-End 2000 Option Values

The following table reflects certain information concerning the number of unexercised options held by the Named Executive Officers and the value of such officers' unexercised options as of December 31, 2000. No options were exercised by the Named Executive Officers during the year ended December 31, 2000.


                                                                             Number of                  Value of Unexercised
                                                                        Unexercised Options            "In-the-Money" Options
                                                                        at December 31, 2000           at December 31, 2000(1)
                                    Shares Acquired     Value        ---------------------------    ----------------------------
       Name                           on Exercise      Realized      Exercisable   Unexercisable    Exercisable    Unexercisable
       ----                           -----------      --------      -----------   -------------    -----------    -------------
Jack H. Castle, Jr...................      0              $0            116,250       133,750           $0              $0
G. Daniel Siewert III................      0               0            126,250       133,750            0               0
John M. Slack........................      0               0             75,500        74,500            0               0

(1) Options are "in-the-money" if the closing market price of the Company's Common Stock exceeds the exercise price of the options. The exercise price of the options granted to the Named Executive

     Officers ranges from $2.3125 to $10.00 per share. None of the options granted to the Named Executive Officers were "in-the-money" at December 31, 2000.

Compensation Committee Interlocks and Insider Participation

In 2000, the members of the Compensation Committee were Elizabeth A. Tilney and Robert J. Cresci. Ms. Tilney resigned from the board of directors in February 2001. Mr. Cresci is a party to certain transactions with the Company. See "Certain Relationships and Related Transactions."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

The following table sets forth information as of March 31, 2001 with respect to beneficial ownership of the Company's Common Stock by (i) each director, (ii) each executive officer, (iii) the executive officers and directors as a group, and (iv) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its voting securities. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                        Number of    Percentage
                                                         Shares      of Shares
     Name and Address of                              Beneficially  Beneficially
      Beneficial Owner                                    Owned        Owned
     -------------------                              ------------  ------------
Jack H. Castle, Jr. (1)(2)..........................    1,444,450      22.2

Jack H. Castle, D.D.S. (2)(3).......................      974,000      15.2

Loretta Castle (2)(3)...............................      974,000      15.2

Castle Interests, Ltd. (2)..........................      514,000       8.0
1360 Post Oak Boulevard,
Suite 1300, Houston, Texas 77056

Pecks Management Partners, Ltd. (4).................      913,243      14.2
One Rockefeller Plaza, Suite 900
New York, New York 10020

Robert J. Cresci (5)................................      928,423      14.5

Capital Group International, Inc....................      625,000       9.7
11100 Santa Monica Blvd., 15th Floor
Los Angeles, California 90025

Hathaway & Associates Ltd...........................      449,400       7.0
119 Rowayton Avenue
Rowayton Connecticut 06853

Benson Associates, LLC..............................      400,400       6.2
111 S.W. Fifth Avenue, Suite 2130
Portland, Oregon 97204

G. Kent Kahle (6)...................................       23,750        *

John M. Slack (7)...................................       90,000       1.4

Emmett E. Moore (8).................................       15,000        *

All directors and executive officers as a group
 (8 persons) (9)....................................    2,961,243      44.5%

*  Less than 1%

(1) Includes 714,000 shares held by the Castle 1995 Gift Trust f/b/o Jack H. Castle, Jr., of which Mr. Castle is Trustee. Includes options to acquire 116,250 shares of Common Stock issued under the Castle Dental Centers, Inc. Omnibus Stock and Incentive Plan (the "Plan") which are exercisable within 60 days. Excludes options to acquire 133,750 shares of Common Stock which are not exercisable within 60 days.

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

(5) Includes all shares deemed to be beneficially owned by Pecks, of which Mr. Cresci is a Managing Director. As a result, Mr. Cresci may be deemed to share voting and investment power with respect to such shares. Mr. Cresci disclaims beneficial ownership of such shares. See note 4 above. Also includes options to acquire 15,000 shares of Common Stock under the Directors' Plan which are exercisable within 60 days. Excludes options to acquire 10,000 shares of Common Stock which are not exercisable within 60 days.

(6) Includes options to acquire 17,500 shares of Common Stock under the Directors' Plan which are exercisable within 60 days. Excludes options to acquire 15,000 shares of Common Stock which are not exercisable within 60 days.

(7) Includes options to acquire 75,500 shares of Common Stock issued under the Plan which are exercisable within 60 days. Excludes options to acquire 74,500 shares of Common Stock which are not exercisable within 60 days.

(8) Includes options to acquire 15,000 shares of Common Stock issued under the Plan which are exercisable within 60 days. Excludes options to acquire 10,000 shares of Common Stock which are not exercisable within 60 days.

(9) Includes (i) 714,000 shares of Common Stock held by the Castle 1995 Gift Trust f/b/o Jack H. Castle, Jr., (ii) 514,000 shares of Common Stock held by Castle Interests, Ltd. and (iii) 913,243 shares of Common Stock beneficially owned by the Pecks Investors.


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

At December 31, 2000, Jack H. Castle, Jr., the Company's Chief Executive Officer, G. Daniel Siewert, the Company's President and Chief Operating Officer, and John M. Slack, Vice-President and Chief Financial Officer, had outstanding loans in the aggregate amount of $307,000 from the Company. These loans are repayable over varying periods ranging from one to five years and bear interest at rates ranging from zero to six percent.

Mr. Cresci, a director of the Company, is a Managing Director of Pecks Management Partners Ltd., the investment advisor to the Pecks Investors, which owns 948,243 shares of Common Stock. Pursuant to the provisions of the Stockholders Agreement between the Company, Pecks Management Partners Ltd. and certain members of Jack H. Castle, Jr.'s family, for so long as certain ownership thresholds with respect to the Common Stock are maintained, the other shareholders party to such agreement are obligated to vote their shares of Common Stock in favor of the designee of the Pecks Investors to be a member of the Company's board of directors and Mr. Cresci is currently such nominee.

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

Pursuant to a Registration Rights Agreement dated as of December 18, 1995, as amended, the Pecks Investors and certain members of Jack H. Castle, Jr.'s family have been granted certain registration rights by the Company with respect to the shares of Common Stock owned by them.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April, 2001.

                                  CASTLE DENTAL CENTERS, INC.


                                  By: /s/ JOHN M. SLACK
                                      ------------------------------------------
                                      John M. Slack
                                      Vice President and Chief Financial Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A-1 has been signed below by the following persons in the capacities indicated below on this 30th day of April, 2001.

                Signature                               Title
                ---------                               -----

         /s/ JACK H. CASTLE, JR.*               Chairman of the Board
-------------------------------------------
            Jack H. Castle, Jr.


             /s/ IRA GLAZER*                     Chief Executive Officer
-------------------------------------------   (Principal Executive Officer)
                Ira Glazer


            /s/ JOHN M. SLACK*                     Vice President and
-------------------------------------------     Chief Financial Officer
              John M. Slack                    (Principal Financial and
                                                  Accounting Officer)

        /s/ JACK H. CASTLE, D.D.S.*                     Director
-------------------------------------------
            Jack H. Castle, D.D.S.


          /s/ ROBERT J. CRESCI*                         Director
-------------------------------------------
             Robert J. Cresci


           /s/ G. KENT KAHLE*                           Director
-------------------------------------------
              G. Kent Kahle


          /s/ EMMETT E. MOORE*                          Director
-------------------------------------------
             Emmett E. Moore


*By:        /s/ JOHN M. SLACK
-------------------------------------------
     John M. Slack, Attorney-in-Fact