Form 10-Q
period 2001-03-31
CASTLE DENTAL CENTERS INC
filed 2001-05-15
CIK 1018152

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from____________ to _____________

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

                   Yes    X                             No
                        -----                              -----

     The number of shares of Common Stock issued and outstanding, par value, $0.001 per share, as of May 11, 2001 was 6,417,206.

                          CASTLE DENTAL CENTERS, INC.
                                     INDEX

                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
         December 31, 2000 and March 31, 2001...................................   3

         Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 2000 and 2001.....................   4

         Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 2000 and 2001.....................   5

         Notes to Condensed Consolidated Financial Statements...................   6

       Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........................  11

       Item 3.  Quantitative and Qualitative Disclosures About Market Risks.....  16

PART II. OTHER INFORMATION

       Item 1.  Legal Proceedings...............................................  17

       Item 2.  Changes in Securities and Use of Proceeds.......................  17

       Item 3.  Defaults Upon Senior Securities.................................  17

       Item 4.  Submission of Matters to a Vote of Security Holders.............  17

       Item 5.  Other Information...............................................  17

       Item 6.  Exhibits and Reports on Form 8-K................................  17

SIGNATURES......................................................................  18

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          CASTLE DENTAL CENTERS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands, except share data)

                                                                                           December 31,                 March 31,
                                                                                               2000                       2001
                                                                                             --------                   --------
ASSETS
Current assets:
 Cash and cash equivalents...............................................................   $    901                   $  3,341
 Patient receivables, net................................................................      8,912                      8,152
 Unbilled patient receivables, net.......................................................      2,952                      2,977
 Prepaid expenses and other current assets...............................................      1,894                      2,112
                                                                                            --------                   --------
    Total current assets.................................................................     14,659                     16,582
                                                                                            --------                   --------
 Property and equipment, net.............................................................     18,079                     17,156
 Intangibles, net........................................................................     60,248                     59,547
 Other assets............................................................................      2,400                      2,293
                                                                                            --------                   --------
    Total assets.........................................................................   $ 95,386                   $ 95,578
                                                                                            ========                   ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt.......................................................   $ 63,679                   $ 63,816
 Accounts payable and accrued liabilities................................................     13,107                     13,974
 Deferred compensation payable, related party............................................        132                        132
                                                                                            --------                   --------
    Total current liabilities............................................................     76,918                     77,922
                                                                                            --------                   --------

Long-term debt, net of current portion...................................................        429                        158
Commitments and contingencies
Stockholders' equity:
 Common stock, $.001 par value,  19,000,000 shares authorized,
  6,417,206 shares issued and outstanding................................................          6                          6
Additional paid-in capital...............................................................     42,086                     42,086
Accumulated deficit......................................................................    (24,053)                   (24,594)
                                                                                            --------                   --------
    Total stockholders' equity...........................................................     18,039                     17,498
                                                                                            --------                   --------
    Total liabilities and stockholders' equity...........................................   $ 95,386                   $ 95,578
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

                          CASTLE DENTAL CENTERS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except per share data)

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                         ------------------------------------
                                                                                           2000                         2001
                                                                                         -------                      -------
Net patient revenues...................................................................  $26,530                      $27,723
Expenses:
 Dentist salaries and other professional costs.........................................    6,978                        7,352
 Clinical salaries.....................................................................    5,034                        5,133
 Dental supplies and laboratory fees...................................................    2,685                        2,949
 Rental and lease expense..............................................................    1,661                        1,732
 Advertising and marketing.............................................................      951                          783
 Depreciation and amortization.........................................................    1,585                        1,726
 Other operating expenses..............................................................    1,715                        1,902
 Bad debt expense......................................................................    1,169                        1,148
 Restructuring costs...................................................................        -                          466
 General and administrative............................................................    2,756                        2,633
                                                                                         -------                      -------
   Total expenses......................................................................   24,534                       25,824
                                                                                         -------                      -------
Operating income.......................................................................    1,996                        1,899
Interest expense.......................................................................    1,486                        2,199
Other income...........................................................................       (2)                          (9)
                                                                                         -------                      -------
Income (loss) before provision for income taxes and
 cumulative effect of change in accounting principle...................................      512                         (291)
Provision for income taxes.............................................................      200                            -
                                                                                         -------                      -------
Income (loss) before cumulative effect of change in accounting principle...............      312                         (291)
Cumulative effect of change in accounting principle....................................        -                          250
                                                                                         -------                      -------
Net income (loss)......................................................................  $   312                      $  (541)
                                                                                         =======                      =======
Income (loss) per common share:
 Income (loss) before cumulative effect of change in accounting principle..............  $  0.05                      $  (0.5)
 Cumulative effect of change in accounting principle...................................        -                         (0.3)
                                                                                         -------                      -------
Net income (loss)......................................................................  $  0.05                      $  (0.8)
                                                                                         =======                      =======
Weighted average number of common and common equivalent
 shares outstanding
 Basic.................................................................................    6,552                        6,417
                                                                                         =======                      =======
 Diluted...............................................................................    6,912                        6,417
                                                                                         =======                      =======

                       The accompanying notes are an integral part of the consolidated financial statements.

                          CASTLE DENTAL CENTERS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                -------------------------------
                                                                                  2000                    2001
                                                                                -------                  ------
Cash flows from operating activities:
Net income (loss)............................................................   $   312                  $ (541)
 Adjustments:
  Provisions for bad debts...................................................    1,169                    1,148
  Depreciation and amortization..............................................    1,585                    1,726
  Amortization of loan cost..................................................       52                      103
  Deferred income taxes......................................................      200                        -
  Cumulative effect of change in accounting principle........................        -                      250
  Changes in operating assets and liabilities:
   Patient receivables.......................................................   (1,484)                    (382)
   Unbilled patient receivables..............................................     (242)                     (31)
   Prepaid expenses and other current assets.................................      411                     (218)
   Other assets..............................................................      (39)                       4
   Accounts payable and accrued liabilities..................................      168                      617
   Deferred compensation payments, related party.............................     (131)                       -
                                                                               -------                   ------
     Net cash provided by  operating activities..............................    2,001                    2,676
                                                                               -------                   ------


Cash flows used in investing activities:
 Capital expenditures........................................................   (1,558)                    (102)
 Acquisition of affiliated dental practices, net of cash acquired............   (5,022)                       -
                                                                               -------                   ------
     Net cash used in investing activities...................................   (6,580)                    (102)
                                                                               -------                   ------
Cash flows from financing activities:
 Proceeds from debt..........................................................   15,170                        -
 Repayment of debt and capital lease obligations.............................   (8,004)                    (134)
 Bank overdraft..............................................................     (818)                       -
 Debt issuance costs.........................................................     (797)                       -
                                                                               -------                   ------
    Net cash provided by (used in) financing activities......................    5,551                     (134)
                                                                               -------                   ------

Net change in cash and cash equivalents......................................      972                    2,440
Cash and cash equivalents, beginning of period...............................       59                      901
                                                                               -------                   ------
Cash and cash equivalents, end of period.....................................  $ 1,031                   $3,341
                                                                               =======                   ======

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          CASTLE DENTAL CENTERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

Going Concern Basis

  The accompanying financial statements of Castle Dental Centers, Inc. and subsidiaries (the "Company") have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $19.1 million in 2000 and, as a result, has not been in compliance with the financial covenants of its debt agreements since June 30, 2000. At March 31, 2001, approximately $45.2 million in senior debt and $15.0 million in subordinated debt were outstanding under its debt agreements in addition to approximately $3.5 million in other outstanding subordinated debt. Since the Company is in default under these agreements, all amounts outstanding are subject to acceleration and have been classified as current liabilities. The Company has continued to pay interest (other than cumulative default interest of $0.7 million) on the amounts outstanding under the senior credit facility, but has not made principal payments of $2.3 million under the senior credit facility or principal and interest payments of $3.7 million (excluding accrued default interest of $0.2 million) owed to subordinated creditors since July 2000. The Company has requested waivers of these covenant violations and a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the debt agreements. However, these negotiations have not resulted in a forbearance agreement or waivers of the defaults as of May 14, 2001. Given the financial position of the Company and the current condition of financial markets, the Company believes that it is unlikely that either a new lender group will be brought in to replace the existing lender group or that an equity investment by a third party in the Company will be obtained that would be sufficient to satisfy its capital needs.

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

Corporate Organization and Basis of Presentation

  The Company provides administrative and management services, non-healthcare personnel, facilities and equipment to certain professional corporations in Texas, Florida, California and Tennessee ("affiliated dental practices") under long-term management services agreements.

  The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements ("Management Services Agreements") with professional corporations that

                          CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

operate the dental practices. In addition, the Company has the contractual right to designate the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost ("nominee arrangements"). At March 31, 2001, all of the affiliated dental practices were wholly-owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five to forty years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except professional corporations located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of patient revenues; and, (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated practice and (ii) a management fee in an amount ranging from 15.0% to 30.0% of net patient revenues. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

  The accompanying unaudited consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2000 and 2001 include the accounts of the Company and its majority owned management company subsidiaries and the affiliated dental practices. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the Company's annual financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission, and should be read in conjunction therewith. In management's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.


2.  EARNINGS PER SHARE:

  Basic earnings per share for all periods presented equals net income (loss) divided by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflect the effect of dilutive stock options and convertible debt for the period ended March 31, 2000, however, at March 31, 2001 the effect of stock options and convertible debt was excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.


3.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

  The Company maintains a revolving credit agreement with its bank (the "Credit Agreement") that provides for borrowings up to $55.0 million and matures November 2002. Advances under the Credit Agreement required quarterly interest payments through March 2001 at which time principal became payable

                          CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

based on a five-year quarterly amortization with final payment at maturity. Borrowings under the Credit Agreement may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon either the bank's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all of the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers, sale of assets and restrict the payment of dividends. At March 31, 2001, approximately $45.2 million was outstanding under the Credit Agreement.

  The Company maintains a senior subordinated note agreement ("Subordinated Note Agreement") and a subordinated convertible note agreement ("Convertible Note Agreement") with two lenders. The Subordinated Note Agreement and Convertible Note Agreement provide for borrowings of $13.7 million and $1.3 million, respectively. Loans under the Subordinated Note Agreement bear interest at the 90-day LIBOR rate plus five and one-half percent, payable quarterly, and are due in eight quarterly installments beginning in the sixty-third month following the closing date. Loans under the Convertible Note Agreement bear interest at the same rate as loans under the Subordinated Note Agreement and are due on demand beginning seven years after the closing date with a final maturity date of January 30, 2009. The convertible note is convertible at any time into 442,880 shares of Company common stock at the request of the holders at a fixed conversion price of $3.1125 per share. The Subordinated Note Agreement and Convertible Note Agreement contain affirmative and negative covenants that require that the Company maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends.

  As a result of losses incurred in third and fourth quarters of 2000, the Company has not been in compliance with the financial covenants of the Credit Agreement, the Subordinated Note Agreement and the Convertible Note Agreement (collectively the "Debt Agreements") since June 30, 2000. In addition, the Company was not able to make scheduled principal payments of $2.3 million under the Credit Agreement in March 2001. The Company also has not made $3.7 million in principal and interest payments (excluding default interest) due under the Subordinated Note Agreement, the Convertible Note Agreement and its other subordinated notes since July 2000, because it is restricted from making such payments as long as the Company is in default of the Credit Agreement. Since the Company is in default under these agreements, all amounts outstanding are subject to acceleration and have been classified as current liabilities at March 31, 2001. The Company has requested waivers of these covenant violations and a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the Debt Agreements. However, these negotiations have not resulted in a forbearance agreement or waivers of the defaults as of May 14, 2001. There can be no assurance that the Company's lenders will consent to the waivers and restructuring necessary to allow the Company to continue to operate. If the Company and the lenders cannot reach an agreement, it may be necessary for the Company to seek protection under Chapter 11 of the Bankruptcy Code.


4.  COMMITMENTS AND CONTINGENCIES:

  In June 2000, the Company recorded litigation expenses of $1,495,000 resulting from an arbitration award against two subsidiaries of the Company in an arbitration proceeding in Los Angeles, California. The arbitrator found that the subsidiaries had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $442,000. In August 2000, the arbitrator awarded the plaintiffs an additional $666,000 for attorney fees and costs, resulting in a total judgment of $1,108,000 against the Company's subsidiaries. This amount, as well as additional legal expenses incurred by the Company, was included in the litigation expenses recorded in June 2000. None of the judgment amount awarded to the plaintiffs has been paid as of May 14, 2001.

                          CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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


5.  RESTRUCTURING CHARGES

  In the first quarter of 2001, the Company announced plans to restructure the Debt Agreements (Note 3) and reduce overhead costs. Components of this plan include: (i) reorganization of field management to improve efficiency and reduce regional overhead costs; (ii) reduction in corporate general and administrative costs through job eliminations and reduction in other overhead expenses; (iii) closing of unprofitable and under-performing dental centers; (iv) realignment of accounts receivable management to focus on improved collection of insurance and patient receivables; (v) restructuring of compensation for management to emphasize performance-based incentives; and, (vi) cancellation of further de novo development and reducing capital expenditures to maintenance levels of approximately $1.2 million for 2001.

  The Company has recognized and accounted for these costs in accordance with the provisions of Emerging Issues Task Force Consensus No. 94-3 "Accounting for Restructuring Costs". Restructuring costs for the three months ended March 31, 2001 include legal and other professional fees of $0.4 million and $0.1 million in severance costs.


6.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the implementation of SFAS 133 until the fiscal year ending December 31, 2001. The Company implemented SFAS 133 effective January 1, 2001. During the three month period ended March 31, 2001, the Company accrued $0.1 million in additional interest expense under a hedging arrangement. The cumulative effect of this accounting change as of January 1, 2001, was a charge of $0.3 million, or $0.03 per common share, that was reflected in the first quarter of 2001.

                          CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. SEGMENT INFORMATION

  The following table sets forth the financial information with respect to the Company and its reportable segments:

                                                                                                   THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                         --------------------------------------
                                                                                           2000                           2001
                                                                                         -------                        -------
 Net patient revenues:
        Texas.........................................................................   $17,607                        $18,865
        Florida.......................................................................     2,963                          2,857
        Tennessee ....................................................................     3,180                          2,960
        California....................................................................     2,780                          3,041
                                                                                         -------                        -------
        Total revenue.................................................................    26,530                         27,723
                                                                                         -------                        -------
 Operating expenses:
        Texas ........................................................................    15,076                         16,057
        Florida.......................................................................     2,805                          2,819
        Tennessee ....................................................................     2,893                          2,608
        California....................................................................     2,297                          2,365
        Restructuring costs...........................................................         -                            466
        Corporate, general and administrative expenses................................     1,463                          1,509
                                                                                         -------                        -------
        Total operating expenses......................................................    24,534                         25,824
                                                                                         -------                        -------
 Operating income:
        Texas ........................................................................     2,531                          2,808
        Florida.......................................................................       158                             38
        Tennessee ....................................................................       287                            352
        California....................................................................       483                            676
        Restructuring costs...........................................................         -                           (466)
        Corporate, general and administrative expenses................................    (1,463)                        (1,509)
                                                                                         -------                        -------
        Total operating income........................................................     1,996                          1,899
                                                                                         -------                        -------
 Interest expense.....................................................................     1,486                          2,199
 Other income.........................................................................        (2)                            (9)
                                                                                         -------                        -------
Income (loss) before provision for income taxes and
   cumulative effect of change in accounting principle................................   $   512                        $ (291)
                                                                                         =======                        =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, the changing environment for dental health care, the pace of the Company's development and acquisition activities, the reimbursement rates for dental services, and other risk factors detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the year ended December 31, 2000, as filed with the U.S. Securities and Exchange Commission.

OVERVIEW

  The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, California and Tennessee. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At March 31, 2001 the Company managed 100 dental centers with approximately 200 affiliated dentists, orthodontists and specialists.

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

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                               -------------------------
                                                                                2000                2001
                                                                               ------              ------
Net patient revenues.........................................................  100.0%              100.0%
Expenses:
 Dentist salaries and other professional costs...............................   26.3%               26.5%
 Clinical salaries...........................................................   19.0%               18.5%
 Dental supplies and laboratory fees.........................................   10.1%               10.6%
 Rental and lease expense....................................................    6.3%                6.2%
 Advertising and marketing...................................................    3.6%                2.8%
 Depreciation and amortization...............................................    6.0%                6.2%
 Other operating expenses....................................................    6.5%                6.9%
 Bad debt expense............................................................    4.4%                4.1%
 Restructuring costs.........................................................      --                1.7%
 General and administrative..................................................   10.4%                9.5%
                                                                               ------              ------
   Total expenses............................................................   92.5%               93.2%
                                                                               ------              ------
Operating income.............................................................    7.5%                6.8%
Interest expense.............................................................    5.6%                7.9%
Other income.................................................................      --                  --
                                                                               ------              ------

Income (loss) before provision for income taxes and cumulative
 effect of change in accounting principle....................................    1.9%               -1.0%
Provision for Income Taxes...................................................    0.8                   --
                                                                               ------              ------
Income (loss) before cumulative effect of change in accounting principle.....    1.2%               -1.0%
Cumulative effect of change in accounting principle..........................      --                0.9%
                                                                               ------              ------
Net income (loss)............................................................    1.2%               -2.0%
                                                                               ======              ======

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

  Net Patient Revenue - Net patient revenues increased from $26.5 million for the three months ended March 31, 2000 to $27.7 million for the same period of 2001, an increase of $1.2 million or 4.5%. Patient revenues for dental centers
open for more than one year increased approximately $1.6   million, or 6.1%,
from the first quarter of 2000. Revenues from de novo dental centers opened in 2000 contributed revenues of $0.5 million, more than offset by decreased revenues of approximately $0.9 million from seven dental centers closed in the last year.

  Dentist Salaries and Other Professional Costs - Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the three months ended March 31, 2001, dentist salaries and other professional costs were $7.4 million, $0.4 million, or 5.4% higher than dentist compensation in the prior year period. Increased revenues and higher dentist compensation in the Houston market contributed to the increase. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased from 26.3% to 26.5% for the three months ended March 31, 2000 and 2001, respectively.

  Clinical Salaries - Clinical salaries increased from $5.0 million for the three months ended March 31, 2000 to $5.1 million for the three months ended March 31, 2001, an increase of $0.1 million or 2.0%. Expressed as a percentage of net patient revenues, however, clinical salaries decreased from 19.0% for the three months ended March 31, 2000 to 18.5% for the comparable 2000 period, as revenue increases were higher than the increase in clinical salaries.

  Dental Supplies and Laboratory Fees - Dental supplies and laboratory fees increased from $2.7 million for the three months ended March 31, 2000 to $2.9 million for the three months ended March 31, 2001, an increase of 9.8%. Higher laboratory fees as a result of price increases and outsourcing of certain lab functions accounted for the increase. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 10.1% for the three months ended March 31, 2000 to 10.6% for the three months ended March 31, 2001.

  Rent and Lease Expense - Rent and lease expense of $1.7 million for the three months ended March 31, 2001 increased by 4.3% from the first quarter of 2000. Rent increases on existing leases and higher property taxes accounted for the increase. Expressed as a percentage of net patient revenues, however, rent and lease expense decreased from 6.3% for the three months ended March 31, 2000 to 6.2% for the three-month period ended March 31, 2001.

  Advertising and Marketing - Advertising and marketing expenses fell from $951,000 in the first quarter of 2000 to $783,000 in 2001, a decrease of $168,000, or 17.7%. Lower expenditures on television advertising, yellow pages advertisements and reduced promotional costs accounted for the decrease. Expressed as a percentage of net patient revenues, advertising and marketing expenses decreased from 3.6% in the prior year period to 2.8% for the three months ended March 31, 2001.

  Depreciation and Amortization - Depreciation and amortization increased from $1.6 million for the three months ended March 31, 2000, to $1.7 million for the three months ended March 31, 2001, an increase of $0.1 million or 8.9%. The increase is attributable to the depreciation of leasehold improvements and dental equipment associated with the opening of de novo dental centers in Texas, Florida and Tennessee in 2000. Expressed as a percentage of net patient revenues, depreciation and amortization increased from 6.0% in the prior year period to 6.2% for the three months ended March 31, 2001.

  Other Operating Expenses - Other operating expenses increased from $1.7 million for the three months ended March 31, 2000, to $1.9 million for the three months ended March 31, 2001, an increase of $0.2 million or 10.9%. Other operating expenses represent expenses related to the operation of the Company's dental centers. The increase is attributable primarily to higher insurance, maintenance and third-party financing costs. Expressed as a percentage of net patient revenues, other operating expenses increased from 6.5% for the three months ended March 31, 2000 to 6.9% for the comparable 2001 period.

  Bad Debt Expense - Bad debt expense of $1.1 million for the three months ended March 31, 2001 was relatively unchanged from the year earlier period. Expressed as a percentage of net patient revenues, bad debt expense decreased from 4.4% for the three months ended March 31, 2000 to 4.1% for the same period of 2001. Increased emphasis on collection of insurance receivables and tightening of credit policies resulted in the improvement in collection rates and the lowering of bad debt expense expressed as a percentage of revenues in the first quarter of 2001.

  Restructuring Costs - For the three months ended March 31, 2001 the Company recorded restructuring costs of $0.5 million including severance costs and legal and professional fees related to the implementation of the plan to improve operating results and restructure the Company's credit facilities.

  General & Administrative Expense - General and administrative expenses of $2.6 million for the three months ended March 31, 2001 decreased by 4.5% from general and administrative expenses of $2.8 million in the first quarter of 2000. Expressed as a percentage of net patient revenues, general and administrative expense decreased from 10.4% for the three months ended March 31, 2000 to 9.5% for the comparable period of 2001. Lower regional overhead expenses resulting from the centralization of accounting and personnel functions accounted for the improvement.

  Interest Expense - Interest expense increased from $1.5 million for the three months ended March 31, 2000 to $2.2 million for the three months ended March 31, 2001, an increase of $0.7 million or 48.0%. The increase resulted from higher borrowings and an increase in the variable interest rate under the bank credit facility and senior subordinated note agreements. The Company also accrued default interest totaling $0.3 million in the first quarter 2001 related to the various defaults under its credit agreements.

  Cumulative Effect of Change in Accounting Principle - During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the implementation of SFAS 133 until the fiscal year ending December 31, 2001. The Company implemented SFAS 133 effective January 1, 2001, resulting in a cumulative effect adjustment of $0.3 million during the first quarter of 2001.

  Provision for Income Taxes - For the three months ended March 31, 2001, the Company did not record a benefit for income taxes resulting from a loss before income taxes of $324,000 because there is no assurance that the Company will be able to recognize the benefit for income taxes in future periods. In the first quarter of 2000, the Company recorded a provision for income taxes of $0.2 million against income before income taxes of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 2001 the Company had a net working capital deficit of $61.3 million, resulting primarily from the classification as a current liability of $45.2 million of outstanding borrowings under the Company's senior bank credit facility and $15.0 million in senior subordinated note and convertible note agreements (see below). Current assets consisted of cash and cash equivalents of $3.3 million, billed and unbilled accounts receivable of $11.1 million and prepaid expenses and other current assets of $2.1 million. Current liabilities totaled $77.9 million, consisting of $14.0 million in accounts payable and accrued liabilities, $63.8 million in current maturities of long-term debt and $0.1 million of deferred compensation payable to a stockholder.

  For the three months ended March 31, 2000 and 2001, cash provided by operating activities was $2.0 million and $2.7 million, respectively. In the three months ended March 31, 2000, cash used in investing activities amounted to $6.6 million, consisting primarily of $5.0 million to acquire a 20% minority interest in the Company's California subsidiary and $1.6 million for capital expenditures. For the three months ended March 31, 2001, cash used in investing activities was only $0.1 million for capital expenditures as the Company stopped development of new dental centers in mid-2000. For the three months ended March 31, 2000, cash provided by financing activities totaled $5.6 million representing $15.2 million in proceeds from long-term debt offset partially by $8.0 million in repayments of long-term debt and capital lease obligations, $0.8 million in the reduction of a bank overdraft and payment of $0.8 million in debt issuance costs. For the three months ended March 31, 2001, cash used in financing activities totaled $0.1 million representing repayments of long-term debt and capital lease obligations.

  During the first three months of 2001, the Company's principal sources of liquidity consisted primarily of cash and cash equivalents and net accounts receivable. The Company has not been able to borrow under its senior credit facility since August 2000, at which time the Company advised its lenders that it was in violation of certain financial covenants of the Credit Agreement, the Subordinated Note Agreement and the Convertible Note Agreement (collectively the "Debt Agreements"), as a result of losses incurred in the second quarter of 2000.

  The Credit Agreement provides for borrowings up to $55.0 million and matures November 2002. Advances under the Credit Agreement require quarterly interest payments through March 2001 at which time principal becomes payable quarterly based on a five-year amortization with final payment at maturity. Borrowings under the Credit Agreement may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon either the bank's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to the EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers, capital expenditures and sales of assets and restrict the payment of dividends. At March 31, 2001, $45.2 million was outstanding under the Credit Agreement.

  The Subordinated Note Agreement and Convertible Note Agreement provided borrowings of $13.7 and $1.3 million, respectively. Proceeds from these notes were used to reduce borrowings under the bank credit facility, to acquire a 20% minority interest in the Company's California subsidiary and to reduce other
accrued liabilities and accounts payable.   Loans under the Subordinated Note
Agreement bear interest at the 90-day LIBOR rate plus five and one-half percent, payable quarterly, and are due in eight quarterly installments beginning in the sixty-third month following the closing date. Loans under the Convertible Note Agreement bear interest at the same rate as loans under the Subordinated Note Agreement and are due on demand beginning seven years after the closing date with a final maturity date of January 30, 2009. The convertible note is convertible at any time into 442,880 shares of Company common stock at the request of the holders at a fixed conversion price of $3.1125 per share. The Subordinated Note Agreement and Convertible Note Agreement contain affirmative and negative covenants that require that Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. At March 31, 2001, the Company was not in compliance with the financial covenants of the Subordinated Note Agreement and Convertible Note Agreement. In addition, through April 2001, the Company has not made $1.4 million in interest payments (excluding default interest) due to the holders of the senior subordinated notes and $2.3 million in principal and interest payments to other subordinated note holders, because it is restricted from making such payments as long as the Company is in default under the Credit Agreement.

  As a result of losses incurred in 2000, the Company has not been in compliance with the financial covenants of the Debt Agreements since June 30, 2000. At March 31, 2001, approximately $45.2 million in senior debt and $15.0 million in subordinated debt were outstanding under the Debt Agreements in addition to approximately $3.5 million in other outstanding subordinated debt. Since the Company is in default under these agreements, all amounts outstanding are subject to acceleration and have been classified as current liabilities. On February 15, 2001, the Company retained Getzler and Co., a New York based turnaround specialist, to assist the Company in addressing its operational issues and restructuring of the Company's debt. The Company's board of directors has appointed Getzler's designee, Ira Glazer, to serve as the Company's acting Chief Executive Officer and initiated an executive search for a permanent Chief Executive Officer. Jack Castle, Jr., the Company's former Chief Executive Officer, continues to serve as the Company's Chairman of the Board. The Company's President and Chief Operating Officer resigned to pursue other opportunities.

  The Company has continued to pay interest (other than default interest) on the amounts outstanding under the Credit Agreement, but has not made principal or interest payments due to subordinated creditors since July 2000. The Company has requested waivers of these covenant violations and a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the Debt Agreements. However, these negotiations have not resulted in a forbearance agreement or waivers of the defaults as of May 14, 2001. Given the financial position of the Company and the current condition of financial markets, the Company believes that it is unlikely that either a new lender group will be brought in to replace the existing lender group or that an equity investment by a third party in the Company will be obtained that would be sufficient to satisfy its capital needs.

  The Company believes that it will be able to continue to make interest payments, exclusive of default interest, on its outstanding debt, but did not make scheduled principal payments of $2.3 million on its senior debt in March 2001. There can be no assurance that the Company's lenders will consent to the waivers and restructuring necessary to allow the Company to continue to operate. If the Company and its lenders cannot reach an agreement, it may be necessary for the Company to seek protection under Chapter 11 of the Bankruptcy Code.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  The Company's financial instruments with market risk exposure are revolving credit borrowings under its Debt Agreements, which total $60.2 million at March 31, 2001. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $602,000, or $0.09 per share, on an annual basis. The bank credit facility was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from either the prime interest rate or Eurodollar interest rate.

   As of March 31, 2001, the Company entered into a swap agreement with a bank to receive variable rate interest payments in exchange for fixed rate interest payments on original notional amounts of $32.0 million. The amounts exchanged are based on the notional amounts multiplied by the difference between the fixed interest rate and variable interest rate in effect. At March 31, 2001, the fixed interest rate applicable to this agreement was 7.37% and the variable rate of interest, based upon a three-month LIBOR rate, was 5.616%. For 2001, the weighted-average variable rates are subject to change over time as LIBOR fluctuates. During the three month period ended March 31, 2001, the Company accrued $0.1 million in additional interest expense under the swap agreement. The term of the swap contract expires July 10, 2001.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

  In June 2000, the Company recorded litigation expenses of $1,495,000 resulting from an arbitration award against two subsidiaries of the Company in an arbitration proceeding in Los Angeles, California. The arbitrator found that the subsidiaries had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $442,000. In August 2000, the arbitrator awarded the plaintiffs an additional $666,000 for attorney fees and costs, resulting in a total judgment of $1,108,000 against the Company's subsidiaries. This amount, as well as additional legal expenses incurred by the Company, was included in the litigation expenses recorded in June 2000. None of the judgment amount awarded to the plaintiffs has been paid as of May 14, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

  The Company was in default of its senior bank credit facility, senior subordinated note agreement and subordinated convertible note agreement (the "Debt Agreements") at March 31, 2001, resulting from non-compliance with certain financial covenants of the Debt Agreements and non-payment of scheduled interest and principal payments. As a result, amounts outstanding under these Agreements at March 31, 2001 were callable and the Company has classified the related debt as a current liability at March 31, 2001. The Company has continued to pay interest (excluding default interest) on the amounts outstanding under the Credit Agreement but has not made principal payments of $2.3 million due in March 2001. The Company has not made interest payments totaling $1.4 million (excluding default interest) under the Subordinated Note Agreement and Convertible Note Agreement that have accrued since July 2000. The Company has requested waivers of these covenant violations and a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the Debt Agreements. However, these negotiations have not resulted in a forbearance agreement or waivers of the defaults as of May 14, 2001. Given the financial position of the Company and the current condition of financial markets, the Company believes that it is unlikely that either a new lender group will be brought in to replace the existing lender group or that an equity investment by a third party in the Company will be obtained that would be sufficient to satisfy its capital needs. There can be no assurance that the Company's lenders will consent to the waivers and restructuring necessary to allow the Company to continue to operate.

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


                                     CASTLE DENTAL CENTERS, INC.


Date:  May 15, 2001                  By: /s/  IRA GLAZER
                                        --------------------------------
                                        Ira Glazer
                                        Chief Executive Officer

Date: May 15, 2001                   By: /s/   JOHN M. SLACK
                                        --------------------------------
                                        John M. Slack
                                        Chief Financial Officer