Form 10-Q
period 2001-06-30
CASTLE DENTAL CENTERS INC
filed 2001-08-14
CIK 1018152

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from ____________  to ____________

                        Commission File Number: 1-13263

                          CASTLE DENTAL CENTERS, INC.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                     76-0486898
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

          3701 KIRBY, SUITE 550                                  77098
             HOUSTON, TEXAS                                   (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code: (713) 490-8400

           1360 Post Oak Boulevard, Suite 1300 Houston, Texas 77056
                        (Former address of registrant)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
     The number of shares of Common Stock issued and outstanding, par value, $0.001 per share, as of August 14, 2001 was 6,417,206.

                          CASTLE DENTAL CENTERS, INC.
                                     INDEX

                                                                                        Page
                                                                                        ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets
               December 31, 2000 and June 30, 2001..................................  3

               Condensed Consolidated Statements of Operations
               For the Three Months and Six Months Ended June 30, 2000 and 2001.....  4

               Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended June 30, 2000 and 2001......................  5

               Notes to Condensed Consolidated Financial Statements.................  6

           Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations........................  12

           Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  19

PART II.   OTHER INFORMATION

           Item 1. Legal Proceedings................................................  20

           Item 2. Changes in Securities and Use of Proceeds........................  20

           Item 3. Defaults Upon Senior Securities..................................  20

           Item 4. Submission of Matters to a Vote of Security Holders..............  20

           Item 5. Other Information................................................  20

           Item 6. Exhibits and Reports on Form 8-K.................................  20

SIGNATURES..........................................................................  21

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CASTLE DENTAL CENTERS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands, except share data)


                                                                                   December 31,    June 30,
                                                                                       2000          2001
                                                                                   -----------    ----------
                                      ASSETS
Current assets:
  Cash and cash equivalents.....................................................   $       901    $    3,710
  Patient receivables, net......................................................         8,912         6,534
  Unbilled patient receivables, net.............................................         2,952         2,926
  Prepaid expenses and other current assets.....................................         1,894         2,208
                                                                                   -----------    ----------
    Total current assets........................................................        14,659        15,378
                                                                                   -----------    ----------
  Property and equipment, net...................................................        18,079        16,008
  Intangibles, net..............................................................        60,248        58,726
  Other assets..................................................................         2,400         2,181
                                                                                   -----------    ----------
    Total assets................................................................   $    95,386    $   92,293
                                                                                   ===========    ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.............................................   $    63,679    $   63,908
  Accounts payable and accrued liabilities......................................        13,107        14,443
  Deferred compensation payable, related party..................................           132           132
                                                                                   -----------    ----------
    Total current liabilities...................................................        76,918        78,483
                                                                                   -----------    ----------
  Long-term debt, net of current portion........................................           429             -
  Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value, 19,000,000 shares authorized,
    6,417,206 shares issued and outstanding.....................................             6             6
  Additional paid-in capital....................................................        42,086        42,086
  Accumulated deficit...........................................................       (24,053)      (28,282)
                                                                                   -----------    ----------
    Total stockholders' equity..................................................        18,039        13,810
                                                                                   -----------    ----------
    Total liabilities and stockholders' equity..................................   $    95,386    $   92,293
                                                                                   ===========    ==========

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                          CASTLE DENTAL CENTERS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except per share data)

                                                                         Three Months Ended          Six Months Ended
                                                                              June 30,                   June 30,
                                                                      ----------------------    ----------------------
                                                                         2000          2001        2000          2001
                                                                      ---------    ---------    ---------    ---------
Net patient revenues................................................  $  26,699    $  24,504    $  53,229    $  52,227
Expenses:
 Dentist salaries and other professional costs......................      6,931        6,629       13,909       13,981
 Clinical salaries..................................................      5,127        4,852       10,161        9,985
 Dental supplies and laboratory fees................................      2,965        2,856        5,651        5,804
 Rental and lease expense...........................................      1,703        1,683        3,364        3,415
 Advertising and marketing..........................................        984          805        1,934        1,588
 Depreciation and amortization......................................      1,664        1,670        3,249        3,396
 Other operating expenses...........................................      1,839        1,811        3,555        3,712
 Bad debt expense...................................................      1,129        1,164        2,297        2,312
 Restructuring costs and other charges..............................          -        1,323            -        1,789
 General and administrative.........................................      2,570        2,722        5,326        5,358
 Asset impairment...................................................          -          534            -          534
                                                                      ---------    ---------    ---------    ---------
    Total expenses..................................................     24,912       26,049       49,446       51,874
                                                                      ---------    ---------    ---------    ---------
Operating income (loss).............................................      1,787       (1,545)       3,783          353
Litigation settlement...............................................      1,495            -        1,495            -
Interest expense....................................................      1,743        2,158        3,229        4,358
Other income......................................................         (1)         (17)          (3)         (26)
                                                                      ---------    ---------    ---------    ---------
Loss before provision for income taxes and
 cumulative effect of change in accounting principle................     (1,450)      (3,686)        (938)      (3,979)
Provision for income taxes..........................................       (539)           -         (339)           -
                                                                      ---------    ---------    ---------    ---------
Loss before cumulative effect of change
 in accounting principle............................................       (911)      (3,686)        (599)      (3,979)
Cumulative effect of change in accounting principle (NOTE 6)........          -            -            -         (250)
                                                                      ---------    ---------    ---------    ---------
Net loss............................................................  $    (911)   $  (3,686)   $    (599)   $  (4,229)
                                                                      =========    =========    =========    =========
Loss per common share:
 Loss before cumulative effect of change
  in accounting principle...........................................  $   (0.14)   $   (0.57)   $   (0.09)   $   (0.62)
 Cumulative effect of change in accounting principle................          -            -            -        (0.04)
                                                                      ---------    ---------    ---------    ---------
 Net loss...........................................................  $   (0.14)   $   (0.57)   $   (0.09)   $   (0.66)
                                                                      =========    =========    =========    =========
Weighted average number of common and
common equivalent shares outstanding
 Basic and diluted..................................................      6,417        6,417        6,484        6,417
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

                          CASTLE DENTAL CENTERS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                           ---------------------------
                                                                               2000           2001
                                                                           ----------     ------------
Cash flows from operating activities:
Net loss.................................................................  $     (599)    $     (4,229)
 Adjustments:
  Provisions for bad debts...............................................       2,297            2,312
  Depreciation and amortization..........................................       3,249            3,396
  Amortization of loan cost..............................................         134              208
  Asset impairment.......................................................           -              534
  Deferred income taxes..................................................        (340)               -
  Cumulative effect of change in accounting principle....................           -              250
  Changes in operating assets and liabilities:
    Patient receivables..................................................      (2,375)              60
    Unbilled patient receivables.........................................        (359)              32
    Prepaid expenses and other current assets............................          70             (314)
    Other assets.........................................................         (67)              11
    Accounts payable and accrued liabilities.............................         (66)           1,086
    Deferred compensation payments, related party........................        (263)               -
                                                                           ----------     ------------
     Net cash provided by operating activities...........................       1,681            3,346
                                                                           ----------     ------------
Cash flows used in investing activities:
 Capital expenditures....................................................      (2,364)            (337)
 Acquisition of affiliated dental practices, net of cash acquired .......      (5,039)               -
                                                                           ----------     ------------
     Net cash used in investing activities...............................      (7,403)            (337)
                                                                           ----------     ------------
Cash flows from financing activities:
 Proceeds from debt......................................................      15,570                -
 Repayment of debt and capital lease obligations.........................      (8,792)            (200)
 Bank overdraft..........................................................        (258)               -
 Debt issuance costs.....................................................        (797)               -
                                                                           ----------     ------------
     Net cash provided by (used in) financing activities.................       5,723             (200)
                                                                           ----------     ------------
Net change in cash and cash equivalents..................................           1            2,809
Cash and cash equivalents, beginning of period...........................          59              901
                                                                           ----------     ------------
Cash and cash equivalents, end of period.................................  $       60     $      3,710
                                                                           ==========     ============


                The accompanying notes are an integral part of
                    the consolidated financial statements.

                          CASTLE DENTAL CENTERS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

Going Concern Basis

  The accompanying financial statements of Castle Dental Centers, Inc. and subsidiaries (the "Company") have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of losses incurred in 2000 and in the first six months of 2001, the Company has not been in compliance with the financial covenants of its debt agreements since June 30, 2000. At June 30, 2001, approximately $45.2 million in senior debt and $15.0 million in subordinated debt were outstanding under its debt agreements in addition to approximately $3.5 million in other outstanding subordinated debt. Since the Company is in default under these agreements, all amounts outstanding are subject to acceleration and have been classified as current liabilities. The Company has continued to pay interest (other than cumulative default interest of $0.9 million) on the amounts outstanding under the senior credit facility, but has not made principal payments of $4.5 million under the senior credit facility or principal and interest payments of $4.4 million (excluding accrued default interest of $0.2 million) owed to subordinated creditors since July 2000. The Company has requested waivers of these covenant violations and a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the debt agreements. However, these negotiations have not resulted in a forbearance agreement or waivers of the defaults as of August 14, 2001. Given the financial position of the Company and the current condition of financial markets, the Company believes that it is unlikely a new lender group will be found to refinance indebtedness owed to the existing lender group. The Company is also pursuing equity investments by private investors. Any such debt restructuring or private equity investment, if available, could substantially dilute existing holders of the Company's equity. There can be no assurances as to the terms of any such restructuring or investment, or that the Company will be able to restructure its indebtedness or arrange for an additional equity investment.

  The Company has developed a plan that it believes will allow it to continue to operate without the need for additional borrowings and to make principal payments to its senior bank creditors out of available funds. Components of this plan include: (i) reorganization of field management to improve efficiency and reduce regional overhead costs; (ii) reduction in corporate general and administrative costs through job eliminations and reduction in other overhead expenses; (iii) closing of unprofitable and under-performing dental centers;
(iv) realignment of accounts receivable management to focus on improved collection of insurance and patient receivables; (v) restructuring of compensation for management to emphasize performance-based incentives; and, (vi) cancellation of further de novo development and reducing capital expenditures to maintenance levels of approximately $1.2 million for 2001.

  Implementation of the Company's plan will require the consent of its lenders and the holders of its subordinated indebtedness. No assurances can be made that the Company's creditors will agree with the plan. In addition, there can be no assurances that the Company's efforts to improve operating results and cash flows will be sufficient to allow the Company to meet its obligations in a timely manner. Therefore, there is substantial doubt about the Company's ability to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                          CASTLE DENTAL CENTERS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Corporate Organization and Basis of Presentation

  The Company provides administrative and management services, non-healthcare personnel, facilities and equipment to certain professional corporations in Texas, Florida, California and Tennessee ("affiliated dental practices") under long-term management services agreements.

  The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements ("Management Services Agreements") with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost ("nominee arrangements"). At June 30, 2001, all of the affiliated dental practices were wholly-owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five to forty years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except professional corporations located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of patient revenues; and, (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated practice and (ii) a management fee in an amount ranging from 15.0% to 30.0% of net patient revenues. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

  The accompanying unaudited consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2000 and 2001 include the accounts of the Company and its majority owned management company subsidiaries and the affiliated dental practices. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the Company's annual financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission, and should be read in conjunction therewith. In management's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

                          CASTLE DENTAL CENTERS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

New Accounting Pronouncements

  On June 29, 2001, the Financial Accounting standards Board approved Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supercedes APB Opinion No. 16, Business Combinations, to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of the final Statement. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment. SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach.

  The provisions of SFAS No. 141 and SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. SFAS No. 142 must be adopted at the beginning of a fiscal year. The Company is currently evaluating the impact of the adoption of these Statements.

2.  EARNINGS PER SHARE:

  Basic earnings per share for all periods presented equals net loss divided by weighted average number of shares of common stock outstanding during each period. For the three and six month periods ended June 30, 2000 and 2001, the effect of stock options and convertible debt was excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.

3.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

  The Company maintains a revolving credit agreement with its bank (the "Credit Agreement") that provides for borrowings up to $55.0 million and matures November 2002. Advances under the Credit Agreement required quarterly interest payments through March 2001 at which time principal became payable based on a five-year quarterly amortization with final payment at maturity. Borrowings under the Credit Agreement may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon either the bank's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from
0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all of the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers, sale of assets and restrict the payment of dividends. At June 30, 2001, approximately $45.2 million was outstanding under the Credit Agreement.

  The Company maintains a senior subordinated note agreement ("Subordinated Note Agreement") and subordinated convertible note agreement ("Convertible Note Agreement") with two lenders. The Subordinated Note Agreement and Convertible Note Agreement provide for borrowings of $13.7 million and $1.3 million, respectively. Loans under the Subordinated Note Agreement bear interest at the 90-day LIBOR rate plus five and one-half percent, payable quarterly, and are due in eight quarterly installments beginning in the sixty-third month following the closing date. Loans under the Convertible Note Agreement bear interest at the same rate as loans under the Subordinated Note Agreement and are due on demand beginning seven years after the closing date with a final maturity date of January 30, 2009. The convertible note is convertible at any time into 442,880 shares of Company common stock at the request of the holders at a fixed conversion price of $3.1125 per share. The Subordinated Note Agreement and Convertible Note Agreement contain affirmative and

                          CASTLE DENTAL CENTERS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

negative covenants that require that the Company maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends.

  As a result of losses incurred in 2000 and the first six months of 2001, the Company has not been in compliance with the financial covenants of the Credit Agreement, the Subordinated Note Agreement and the Convertible Note Agreement (collectively the "Debt Agreements") since June 30, 2000. In addition, the Company was not able to make scheduled principal payments of $4.5 million under the Credit Agreement in the first six months of 2001. The Company also has not made $4.4 million in principal and interest payments (excluding default interest) due under the Subordinated Note Agreement, the Convertible Note Agreement and its other subordinated notes since July 2000, because it did not have sufficient resources to make such payments and it is restricted from making such payments as long as the Company is in default of the Credit Agreement. Since the Company is in default under these agreements, all amounts outstanding are subject to acceleration and have been classified as current liabilities at June 30, 2001. The Company has requested waivers of these covenant violations and a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the Debt Agreements. However, these negotiations have not resulted in a forbearance agreement or waivers of the defaults as of August 14, 2001. There can be no assurance that the Company's lenders will consent to the waivers and restructuring necessary to allow the Company to continue to operate. If the Company and the lenders cannot reach an agreement, it may be necessary for the Company to seek protection under Chapter 11 of the Bankruptcy Code.

4.  COMMITMENTS AND CONTINGENCIES:

  In June 2000, the Company recorded litigation expenses of $1,495,000 resulting from an arbitration award against two subsidiaries of the Company in an arbitration proceeding in Los Angeles, California. The arbitrator found that the subsidiaries had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $442,000. In August 2000, the arbitrator awarded the plaintiffs an additional $666,000 for attorney fees and costs, resulting in a total judgment of $1,108,000 against the Company's subsidiaries. This amount, as well as additional legal expenses incurred by the Company, was included in the litigation expenses recorded in June 2000. None of the judgment amount awarded to the plaintiffs has been paid as of August 14, 2001.

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

5.  RESTRUCTURING CHARGES AND OTHER COSTS

  In the first quarter of 2001, the Company announced plans to restructure the Debt Agreements (Note 3) and reduce overhead costs. Components of this plan include: (i) reorganization of field management to improve efficiency and reduce regional overhead costs; (ii) reduction in corporate general and administrative costs through job eliminations and reduction in other overhead expenses; (iii) closing of unprofitable and under-performing dental centers; (iv) realignment of accounts receivable management to focus on improved collection of insurance and patient receivables; (v) restructuring of compensation for management to emphasize performance-based incentives; and, (vi) cancellation of further de novo development and reducing

                          CASTLE DENTAL CENTERS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

capital expenditures to maintenance levels of approximately $1.2 million for 2001. The Company has recorded the following costs in 2000 and 2001 related to the restructuring.

                                              Restructuring         Payments
                                             and Other Costs        to Settle             Asset       Balance at
                                                 in 2000           Obligations         Write-downs   Dec. 31, 2000
                                              ------------        ------------        ------------    ----------
Asset impairment............................  $      3,567        $          -        $      3,567    $        -
Severance costs.............................           269                  46                   -           223
Dental center closures......................           746                 198                   -           548
                                              ------------        ------------        ------------    ----------
Total.......................................  $      4,582        $        244        $      3,567    $      771
                                              ============        ============        ============    ==========


                                              Restructuring         Payments
                                             and Other Costs        to Settle             Asset       Balance at
                                                 in 2000           Obligations         Write-downs   Dec. 31, 2000
                                              ------------        ------------        ------------    ----------
Asset impairment............................  $        533        $          -        $        534    $        -
Legal and professional services.............         1,015                 681                   -           334
Severance costs.............................           390                 128                   -           485
Dental center closures......................           384                 177                   -           755
                                              ------------        ------------        ------------    ----------
Total.......................................  $      2,323        $        986        $        534    $    1,574
                                              ============        ============        ============    ==========


  The Company has recognized and accounted for these costs in accordance with the provisions of Emerging Issues Task Force Consensus No. 94-3 "Accounting for Restructuring Costs". The severance costs include estimated payments to former executives and staff personnel, including the former chief executive officer of the Company, and are expected to be paid over the next twelve months. The Company is also negotiating the sale of two dental centers to the former chief executive officer and has recorded an asset impairment of those dental centers based on the anticipated sale price.

6.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the implementation of SFAS 133 until the fiscal year ending December 31, 2001. The Company implemented SFAS 133 effective January 1, 2001. During the three and six month periods ended June 30, 2001, the Company accrued $0.2 million and $0.3 million, respectively in additional interest expense under a hedging arrangement. The cumulative effect of accounting change as of January 1, 2001, was a charge of $0.3 million, or $0.04 per common share, that was reflected in the first quarter of 2001.

                          CASTLE DENTAL CENTERS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. SEGMENT INFORMATION

  The following table sets forth the financial information with respect to the Company and its reportable segments:

                                                                     Three Months Ended           Six Months Ended
                                                                          June 30,                    June 30,
                                                                 ------------------------    ------------------------
                                                                     2000          2001          2000          2001
                                                                 ----------    ----------    ----------    ----------
 Net patient revenues:
    Texas......................................................  $   17,966    $   16,472    $   35,574    $   35,336
    Florida....................................................       3,024         2,895         5,986         5,753
    Tennessee .................................................       3,160         2,853         6,340         5,813
    California.................................................       2,549         2,284         5,329         5,325
                                                                 ----------    ----------    ----------    ----------
    Total revenue..............................................      26,699        24,504        53,229        52,227
                                                                 ----------    ----------    ----------    ----------
 Operating expenses:
    Texas......................................................      15,528        15,255        30,604        31,312
    Florida....................................................       2,888         2,858         5,693         5,677
    Tennessee..................................................       2,790         2,825         5,683         5,433
    California.................................................       2,293         2,141         4,589         4,505
    Restructuring costs and other charges......................           -         1,323             -         1,789
    Corporate, general and administrative expenses.............       1,413         1,647         2,877         3,158
                                                                 ----------    ----------    ----------    ----------
    Total operating expenses...................................      24,912        26,049        49,446        51,874
                                                                 ----------    ----------    ----------    ----------
 Operating income (loss):
    Texas......................................................       2,438         1,217         4,970         4,024
    Florida....................................................         136            37           293            76
    Tennessee..................................................         370            28           657           380
    California.................................................         256           143           740           820
    Restructuring costs and other charges......................           -        (1,323)            -        (1,789)
    Corporate, general and administrative expenses.............      (1,413)       (1,647)       (2,877)       (3,158)
                                                                 ----------    ----------    ----------    ----------
    Total operating income (loss)..............................       1,787        (1,545)        3,783           353
                                                                 ----------    ----------    ----------    ----------
 Litigation expense............................................       1,495             -         1,495             -
 Interest expense..............................................       1,743         2,158         3,229         4,358
 Other income .................................................          (1)          (17)           (3)          (26)
                                                                 ----------    ----------    ----------    ----------
 Loss before provision for income taxes and
  cumulative effect of change in accounting principles.........  $   (1,450)   $   (3,686)   $     (938)   $   (3,979)
                                                                 ==========    ==========    ==========    ==========

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

OVERVIEW

  The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, California and Tennessee. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At June 30, 2001 the Company managed 89 dental centers with approximately 200 affiliated dentists, orthodontists and specialists.

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

                                                                      Three Months Ended              Six Months Ended
                                                                            June 30,                        June 30,
                                                                      --------------------           --------------------
                                                                       2000           2001            2000           2001
                                                                      -----          -----           -----          -----
Net patient revenues................................................  100.0%         100.0%          100.0%         100.0%
Expenses:
 Dentist salaries and other professional costs......................   26.0%          27.1%           26.1%          26.8%
 Clinical salaries..................................................   19.2%          19.8%           19.1%          19.1%
 Dental supplies and laboratory fees................................   11.1%          11.7%           10.6%          11.1%
 Rental and lease expense...........................................    6.4%           6.9%            6.3%           6.5%
 Advertising and marketing..........................................    3.7%           3.3%            3.6%           3.0%
 Depreciation and amortization......................................    6.2%           6.8%            6.1%           6.5%
 Other operating expenses...........................................    6.9%           7.4%            6.7%           7.1%
 Bad debt expense...................................................    4.2%           4.8%            4.3%           4.4%
 Restructuring costs and other charges..............................    0.0%           5.4%            0.0%           3.4%
 General and administrative.........................................    9.6%          11.1%           10.0%          10.3%
 Asset impairment...................................................    0.0%           2.2%            0.0%           1.0%
                                                                      -----          -----           -----          -----
  Total expenses....................................................   93.3%         106.3%           92.9%          99.3%
                                                                      -----          -----           -----          -----
Operating income (loss).............................................    6.7%          -6.3%            7.1%           0.7%
Litigation expense..................................................    5.6%           0.0%            2.8%           0.0%
Interest expense....................................................    6.5%           8.8%            6.1%           8.3%
Other (income) expense..............................................    0.0%          -0.1%            0.0%           0.0%
                                                                      -----          -----           -----          -----
Loss before provision for income taxes and
 cumulative effect of change in accounting principle................   -5.4%         -15.0%           -1.8%          -7.6%
Provision for income taxes..........................................   -2.0%           0.0%           -0.6%           0.0%
                                                                      -----          -----           -----          -----
Loss before cumulative effect of
 change in accounting principle.....................................   -3.4%         -15.0%           -1.1%          -7.6%
Cumulative effect of change in accounting principle.................    0.0%           0.0%            0.0%          -0.5%
                                                                      -----          -----           -----          -----
Net loss............................................................   -3.4%         -15.0%           -1.1%          -8.1%
                                                                      =====          =====           =====          =====

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

  Net Patient Revenue - Net patient revenues decreased from $26.7 million for the three months ended June 30, 2000 to $24.5 million for the same period of 2001, a decrease of $2.2 million or 8.2%. Patient revenues for dental centers open for more than one year decreased approximately $1.4 million, or 5.0%, from the second quarter of 2000. Revenues from de novo dental centers opened in 2000 contributed revenues of $0.4 million, more than offset by decreased revenues of approximately $1.2 million from 14 dental centers closed in the last year.

  Dentist Salaries and Other Professional Costs - Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the three months ended June 30, 2001, dentist salaries and other professional costs were $6.6 million, $0.3 million, or 4.4%, lower than dentist compensation in the prior year period. Lower revenues contributed to the decrease as compensation of most dentists is based on billings or collections. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased from 26.0% to 27.1% for the three months ended June 30, 2000 and 2001, respectively.

  Clinical Salaries - Clinical salaries decreased from $5.1 million for the three months ended June 30, 2000 to $4.9 million for the three months ended June 30, 2001, a decrease of $0.3 million or 5.4%. Expressed as a percentage of net patient revenues, however, clinical salaries increased from 19.2% for the three months ended

June 30, 2000 to 19.8% for the comparable 2001 period, as the decline in revenues was relatively greater than the decrease in clinical salaries.

  Dental Supplies and Laboratory Fees - Dental supplies and laboratory fees decreased from $3.0 million for the three months ended June 30, 2000 to $2.9 million for the three months ended June 30, 2001, a decrease of 3.7%. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 11.1% for the three months ended June 30, 2000 to 11.7% for the three months ended June 30, 2001, primarily as a result of higher laboratory fees.

  Rent and Lease Expense - Rent and lease expense of $1.7 million for the three months ended June 30, 2001 was essentially unchanged from the prior year. Expressed as a percentage of net patient revenues, rent and lease expense increased from 6.4% for the three months ended June 30, 2000 to 6.9% for the three-month period ended June 30, 2001.

  Advertising and Marketing - Advertising and marketing expenses fell from $1.0 million in the second quarter of 2000 to $0.8 million in 2001, a decrease of $0.2 million, or 18.2%. Lower expenditures on television advertising, yellow pages advertisements and reduced promotional costs accounted for the decrease. Expressed as a percentage of net patient revenues, advertising and marketing expenses decreased from 3.7% in the prior year period to 3.3% for the three months ended June 30, 2001.

  Depreciation and Amortization - Depreciation and amortization of $1.7 million for the three months ended June 30, 2001 was relatively unchanged from the same period of 2000. Expressed as a percentage of net patient revenues, depreciation and amortization increased from 6.2% in the prior year period to 6.8% for the three months ended June 30, 2001.

  Other Operating Expenses - Other operating expenses of $1.8 million for the three months ended June 30, 2001 were flat compared to the second quarter of 2000. Expressed as a percentage of net patient revenues, other operating expenses increased from 6.9% for the three months ended June 30, 2000 to 7.4% for the comparable 2001 period.

  Bad Debt Expense - Bad debt expense of $1.1 million for the three months ended June 30, 2000 increased by 3.1% to $1.2 million for the three months ended June 30, 2001. Expressed as a percentage of net patient revenues, bad debt expense increased from 4.2% for the three months ended June 30, 2000 to 4.8% for the same period of 2001. Increased reserves were the primary reason for the slight increase in the second quarter of 2001.

  Restructuring Costs and Other Charges - For the three months ended June 30, 2001 the Company recorded restructuring costs of $1.3 million including severance costs, remaining lease obligations on closed offices, and legal and professional fees related to the implementation of the plan to improve operating results and restructure the Company's credit facilities. (Note 5 of Notes to Condensed Consolidated Financial Statements).

  General & Administrative Expense - General and administrative expenses of $2.7 million for the three months ended June 30, 2001 increased by $0.1 million, or 5.9% from the second quarter of 2000. Expressed as a percentage of net patient revenues, general and administrative expense increased from 9.6% for the three months ended June 30, 2000 to 11.1% for the comparable period of 2001.

  Asset Impairment - The closing of eleven under-performing dental centers in Florida, Tennessee and Texas resulted in the write-off of $0.5 million in leasehold improvements and intangible assets related to those offices and associated acquisitions. The closed offices included two dental centers in Florida, two centers in Tennessee and seven in the Texas area.

  Litigation expense - For the quarter ended June 30, 2000, the Company recorded a $1.5 million charge resulting from an adverse arbitration award in an arbitration proceeding in Los Angeles, California (Note 4 of Notes to Condensed Consolidated Financial Statements).

  Interest Expense - Interest expense increased from $1.7 million for the three months ended June 30, 2000 to $2.2 million for the three months ended June 30, 2001, an increase of $0.4 million or 23.8%. The increase resulted from higher borrowings and the accrual of default interest related to the various defaults under the Company's credit agreements.

  Provision for Income Taxes - For the three months ended June 30, 2001, the Company did not record a benefit for income taxes resulting from a loss before income taxes of $3.7 million because there is no assurance that the Company will be able to recognize the benefit for income taxes in future periods. In the second quarter of 2000, the Company recorded a benefit for income taxes of $0.5 million against income a loss before income taxes of $1.5 million.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

  Net Patient Revenue - Net patient revenues decreased from $53.2 million for the six months ended June 30, 2000 to $52.2 million for the same period of 2001, a decrease of $1.0 million or 1.9%. Patient revenues for dental centers open for more than one year increased approximately $0.3 million, less than one percent, from the first quarter of 2000. Revenues from de novo dental centers opened in 2000 contributed revenues of $0.8 million, more than offset by decreased revenues of approximately $2.1 million from 14 dental centers closed in the last year.

  Dentist Salaries and Other Professional Costs - For the six months ended June 30, 2001, dentist salaries and other professional costs were $14.0 million, $0.1 million, or 0.5% higher than dentist compensation of $13.9 million in the six months ended 2000. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased from 26.1% to 26.8% for the six months ended June 30, 2000 and 2001, respectively.

  Clinical Salaries - Clinical salaries decreased from $10.2 million for the six months ended June 30, 2000 to $10.0 million for the six months ended June 30, 2001, a decrease of $0.2 million or 1.7%. Expressed as a percentage of net patient revenues, clinical salaries were 19.1% in the first six months of 2001, unchanged from the prior year.

  Dental Supplies and Laboratory Fees - Dental supplies and laboratory fees increased from $5.7 million for the six months ended June 30, 2000 to $5.8 million for the six months ended June 30, 2001, an increase of $0.1 million or 2.7%. Higher laboratory fees resulting from price increases and outsourcing of certain lab functions accounted for the increase. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 10.6% for the six months ended June 30, 2000 to 11.1% for the six months ended June 30, 2001.

  Rent and Lease Expense - Rent and lease expense of $3.4 million for the six months ended June 30, 2001 increased by 1.5% from the six months ended 2000. Rent increases on existing leases and higher property taxes accounted for the increase. Expressed as a percentage of net patient revenues, rent and lease expense increased from 6.3% for the six months ended June 30, 2000 to 6.5% for the six-month period ended June 30, 2001.

  Advertising and Marketing - Advertising and marketing expenses decreased from $1.9 million in the first half of 2000 to $1.6 million in 2001, a decrease of $0.3 million, or 17.9%. Lower expenditures on television advertising, yellow pages advertisements and reduced promotional costs accounted for the decrease. Expressed as a percentage of net patient revenues, advertising and marketing expenses decreased from 3.6% in the prior year period to 3.0% for the six months ended June 30, 2001.

  Depreciation and Amortization - Depreciation and amortization increased from $3.2 million for the six months ended June 30, 2000, to $3.4 million for the six months ended June 30, 2001, an increase of $0.2 million or 4.5%. The increase is attributable to the depreciation of leasehold improvements and dental equipment associated with the opening of de novo dental centers in Texas, Florida and Tennessee in 2000. Expressed as a percentage of net patient revenues, depreciation and amortization increased from 6.1% in the prior year period to 6.5% for the six months ended June 30, 2001.

  Other Operating Expenses - Other operating expenses increased from $3.6 million for the six months ended June 30, 2000, to $3.7 million for the six months ended June 30, 2001, an increase of $0.1 million or 4.4%. The increase is attributable primarily to higher insurance, maintenance and third-party financing costs. Expressed as a percentage of net patient revenues, other operating expenses increased from 6.7% for the six months ended June 30, 2000 to 7.1% for the comparable 2001 period.

  Bad Debt Expense - Bad debt expense of $2.3 million for the six months ended June 30, 2001 was relatively unchanged from the year earlier period. Expressed as a percentage of net patient revenues, bad debt expense increased from 4.3% for the six months ended June 30, 2000 to 4.4% for the same period of 2001.

  Restructuring Costs and Other Charges - For the six months ended June 30, 2001 the Company recorded restructuring costs of $1.8 million including severance costs, remaining lease obligations on closed offices and legal and professional fees related to the implementation of the plan to improve operating results and restructure the Company's credit facilities. (Note 5 of Notes to Condensed Consolidated Financial Statements)

  General & Administrative Expense - General and administrative expenses of $5.4 million for the six months ended June 30, 2001 increased by less than one percent from general and administrative expenses in the first six months of 2000. Expressed as a percentage of net patient revenues, general and administrative expense increased from 10.0% to 10.3% or the six months ended June 30, 2000 and 2001, respectively.

  Asset Impairment - The closing of eleven under-performing dental centers in Florida, Tennessee and Texas resulted in the write-off of $0.5 million in leasehold improvements and intangible assets related to those offices and associated acquisitions. The closed offices included two dental centers in Florida, two centers in Tennessee and seven in the Texas area.

  Litigation expense - For the six months ended June 30, 2000, the Company recorded a $1.5 million charge resulting from an adverse arbitration award in an arbitration proceeding in Los Angeles, California (Note 4 of Notes to Condensed Consolidated Financial Statements).

  Interest Expense - Interest expense increased from $3.2 million for the six months ended June 30, 2000 to $4.4 million for the six months ended June 30, 2001, an increase of $1.1 million or 35.0%. The increase resulted from higher borrowings, an increase in the variable interest rate under the bank credit facility and the accrual of default interest related to the various defaults under the Company's credit agreements.

  Provision for Income Taxes - For the six months ended June 30, 2001, the Company did not record a benefit for income taxes resulting from a loss before income taxes of $4.0 million because there is no assurance that the Company will be able to recognize the benefit for income taxes in future periods. In the first six months of 2000, the Company recorded a benefit for income taxes of $0.3 million against a loss before income taxes of $0.9 million.

  Cumulative Effect of Change in Accounting Principle - During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the implementation of SFAS 133 until the fiscal year ending December 31, 2001. The Company implemented SFAS 133 effective January 1, 2001, resulting in a cumulative effect adjustment of $0.3 million during the first half of 2001.

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 2001 the Company had a net working capital deficit of $63.1 million, resulting primarily from the classification as a current liability of $45.2 million of outstanding borrowings under the Company's senior bank credit facility and $15.0 million in senior subordinated note and convertible note agreements (see below). Current assets consisted of cash and cash equivalents of $3.7 million, billed and unbilled accounts receivable of $9.5 million and prepaid expenses and other current assets of $2.2 million. Current liabilities totaled $78.5 million, consisting of $14.4 million in accounts payable and accrued liabilities, $63.9 million in current maturities of long-term debt and $0.1 million of deferred compensation payable to a stockholder.

  For the six months ended June 30, 2000 and 2001, cash provided by operating activities was $1.7 million and $3.3 million, respectively. In the six months ended June 30, 2000, cash used in investing activities amounted to $7.4 million, consisting primarily of $5.0 million to acquire a 20% minority interest in the Company's California subsidiary and $2.4 million for capital expenditures. For the six months ended June 30, 2001, cash used in investing activities was only $0.3 million for capital expenditures because the Company stopped development of new dental centers in mid-2000. For the six months ended June 30, 2000, cash provided by financing activities totaled $5.7 million representing $15.6 million in proceeds from long-term debt offset partially by $8.8 million in repayments of long-term debt and capital lease obligations, $0.3 million in the reduction of a bank overdraft and payment of $0.8 million in debt issuance costs. For the six months ended June 30, 2001, cash used in financing activities totaled $0.2 million representing repayments of long-term debt and capital lease obligations.

  During the first six months of 2001, the Company's principal sources of liquidity consisted primarily of cash and cash equivalents and net accounts receivable. The Company has not been able to borrow under its senior credit facility since August 2000, at which time the Company advised its lenders that it was in violation of certain financial covenants of the Credit Agreement, the Subordinated Note Agreement and the Convertible Note Agreement (collectively the "Debt Agreements") as a result of losses incurred in the second quarter of 2000.

  The Credit Agreement provides for borrowings up to $55.0 million and matures November 2002. Advances under the Credit Agreement require quarterly interest payments through March 2001 at which time principal becomes payable quarterly based on a five-year amortization with final payment at maturity. Borrowings under the Credit Agreement may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon either the bank's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to the EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from
0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers, capital expenditures and sales of assets and restrict the payment of dividends. At June 30, 2001, $45.2 million was outstanding under the Credit Agreement.

  The Subordinated Note Agreement and Convertible Note Agreement provided borrowings of $13.7 and $1.3 million, respectively. Proceeds from these notes were used to reduce borrowings under the bank credit facility, to acquire a 20% minority interest in the Company's California subsidiary and to reduce other
accrued liabilities and accounts payable.   Loans under the Subordinated Note
Agreement bear interest at the 90-day LIBOR rate plus five and one-half percent, payable quarterly, and are due in eight quarterly installments beginning in the sixty-third month following the closing date. Loans under the Convertible Note Agreement bear interest at the same rate as loans under the Subordinated Note Agreement and are due on demand beginning seven years after the closing date with a final maturity date of January 30, 2009. The convertible note is convertible at any time into 442,880 shares of Company common stock at the request of the holders at a fixed conversion price of $3.1125 per share. The Subordinated Note Agreement and Convertible Note Agreement contain affirmative and negative covenants that require that Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. At June 30, 2001, the Company was not in compliance with the financial covenants of the Subordinated Note Agreement and Convertible Note Agreement. In addition, through June 2001, the Company has not made $1.7 million in interest payments (excluding default interest) due to the holders of the senior subordinated notes and $2.7 million in principal and interest payments to other subordinated note holders, because it did not have sufficient resources to make such payments and it is restricted from making any payments to subordinated debt holders as long as the Company is in default under the Credit Agreement.

  As a result of losses incurred in 2000 and the first six months of 2001, the Company has not been in compliance with the financial covenants of the Debt Agreements since June 30, 2000. At June 30, 2001, approximately $45.2 million in senior debt and $15.0 million in subordinated debt were outstanding under the Debt Agreements in addition to approximately $3.5 million in other outstanding subordinated debt. Since the Company is in default under these agreements, all amounts outstanding are subject to acceleration and have been classified as current liabilities. The Company has continued to pay interest (other than default interest) on the amounts outstanding under the Credit Agreement, but has not made principal or interest payments due to subordinated creditors since July 2000. The Company has requested waivers of these covenant violations and a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the Debt Agreements. However, these negotiations have not resulted in a forbearance agreement or waivers of the defaults as of August 14, 2001. Given the financial position of the Company and the current condition of financial markets, the Company believes that it is unlikely a new lender group will be found to refinance indebtedness owed to the existing lender group. The Company is also pursuing equity investments by investors. Any such debt restructuring or private equity investment, if available, could substantially dilute existing holders of the Company's equity. There can be no assurances as to the terms of any such restructuring or investment, or that the Company will be able to restructure its indebtedness or arrange an additional equity investment.

  The Company believes that it will be able to continue to make interest payments, exclusive of default interest, on its outstanding debt, but did not make scheduled principal payments of $4.5 million on its senior debt through June 2001. There can be no assurance that the Company's lenders will consent to the waivers and restructuring necessary to allow the Company to continue to operate. If the Company and its lenders cannot reach an agreement, it may be necessary for the Company to seek protection under Chapter 11 of the Bankruptcy Code.

  In January 2001, the Company retained Getzler and Co., a New York based turnaround specialist, to assist the Company in addressing its operational issues and restructuring of the Company's debt. In February 2001, the Company appointed Getzler's designee, Ira Glazer, to serve as the interim Chief Executive Officer. On July 1, 2001, the Company appointed James M. Usdan as President and Chief Executive Officer. Getzler & Co. and management have developed a plan that will allow the Company to continue to operate without the need for additional borrowings and to make principal payments to its senior bank creditors out of available funds. Components of this plan include: (i) reorganization of field management to improve efficiency and reduce regional overhead costs; (ii) reduction in corporate general and administrative costs through job eliminations and reduction in other overhead expenses; (iii) closing of unprofitable and under-performing dental centers; (iv) realignment of accounts receivable management to focus on improved collection of insurance and patient receivables; (v) restructuring of compensation for management to emphasize performance-based incentives; and, (vi) cancellation of further de novo development and reducing capital expenditures to maintenance levels of approximately $1.2 million for 2001.

  Implementation of the Company's plan will require the consent of its lenders and the holders of its subordinated indebtedness. No assurances can be made that the Company's creditors will agree with the plan. In addition, there can be no assurances that the Company's efforts to improve operating results and cash flows will be sufficient to allow the Company to meet its obligations in a timely manner. Therefore, there is substantial doubt about the Company's ability to continue in existence.

OTHER MATTERS

  On June 29, 2001, the Financial Accounting standards Board approved Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supercedes APB Opinion No. 16, Business Combinations, to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of the final Statement. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment. SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach.

  The provisions of SFAS No. 141 and SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. SFAS No. 142 must be adopted at the beginning of a fiscal year. The Company is currently evaluating the impact of the adoption of these Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  The Company's financial instruments with market risk exposure are revolving credit borrowings under its Debt Agreements, which total $60.2 million at June 30, 2001. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $602,000, or $0.09 per share, on an annual basis. The bank credit facility was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from either the prime interest rate or Eurodollar interest rate.

   In July 2000, the Company entered into a swap agreement with a bank to receive variable rate interest payments in exchange for fixed rate interest payments on original notional amounts of $32.0 million. The amounts exchanged are based on the notional amounts multiplied by the difference between the fixed interest rate and variable interest rate in effect. At June 30, 2001, the fixed interest rate applicable to this agreement was 7.37% and the variable rate of interest, based upon a six-month LIBOR rate, was 4.09%. For 2001, the weighted-average variable rates are subject to change over time as LIBOR fluctuates. During the six month period ended June 30, 2001, the Company accrued $0.3 million in additional interest expense under the swap agreement. The term of the swap contract expired July 10, 2001.

PART II -- OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

  In June 2000, the Company recorded litigation expenses of $1,495,000 resulting from an arbitration award against two subsidiaries of the Company in an arbitration proceeding in Los Angeles, California. The arbitrator found that the subsidiaries had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $442,000. In August 2000, the arbitrator awarded the plaintiffs an additional $666,000 for attorney fees and costs, resulting in a total judgment of $1,108,000 against the Company's subsidiaries. This amount, as well as additional legal expenses incurred by the Company, was included in the litigation expenses recorded in June 2000. None of the judgment amount awarded to the plaintiffs has been paid as of August 10, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

  The Company was in default of its senior bank credit facility, senior subordinated note agreement and subordinated convertible note agreement (the "Debt Agreements") at June 30, 2001, resulting from non-compliance with certain financial covenants of the Debt Agreements and non-payment of scheduled interest and principal payments. As a result, amounts outstanding under these Agreements at June 30, 2001 were subject to acceleration and the Company has classified the related debt as a current liability at June 14, 2001. The Company has continued to pay interest (excluding default interest) on the amounts outstanding under the Credit Agreement but has not made principal payments of $4.5 million through June 2001. The Company has not made interest payments totaling $1.7 million (other than default interest) under the Subordinated Note Agreement and Convertible Note Agreement that have accrued since July 2000. The Company has requested waivers of these covenant violations and a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the Debt Agreements. However, these negotiations have not resulted in a forbearance agreement or waivers of the defaults as of August 14, 2001. Given the financial position of the Company and the current condition of financial markets, the Company believes that it is unlikely that either a new lender group will be brought in to replace the existing lender group or that an equity investment by a third party in the Company will be obtained that would be sufficient to satisfy its capital needs. There can be no assurance that the Company's lenders will consent to the waivers and restructuring necessary to allow the Company to continue to operate.

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

                                  CASTLE DENTAL
                                  CENTERS, INC.


Date: August 14, 2001             By: JAMES M. USDAN
                                     ----------------------------------------
                                      James M. Usdan
                                      President and Chief Executive Officer

Date: August 14, 2001             By: JOHN M. SLACK
                                     ----------------------------------------
                                      John M. Slack
                                      Chief Financial Officer