Form 10-Q
period 2001-09-30
CASTLE DENTAL CENTERS INC
filed 2001-11-14
CIK 1018152

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                   Yes    X                             No
                       -------                             ------

     The number of shares of Common Stock issued and outstanding, par value, $0.001 per share, as of November 12, 2001 was 6,417,206.

                          CASTLE DENTAL CENTERS, INC.
                                     Index


                                                                  Page
                                                                  ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
         December 31, 2000 and September 30, 2001...............    3

         Condensed Consolidated Statements of Operations
         For the Three Months and Nine Months Ended
         September 30, 2000 and 2001............................    4

         Condensed Consolidated Statements of Cash Flows
         For the Nine Months Ended September 30, 2000
         and 2001...............................................    5

         Notes to Condensed Consolidated Financial
         Statements.............................................    6

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........   12

         Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk......................................   19

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings.............................   20

         Item 2.  Changes in Securities and Use of Proceeds.....   20

         Item 3.  Defaults Upon Senior Securities...............   20

         Item 4.  Submission of Matters to a Vote of Security
         Holders................................................   20

         Item 5.  Other Information.............................   20

         Item 6.  Exhibits and Reports on Form 8-K..............   20

SIGNATURES......................................................   21

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          CASTLE DENTAL CENTERS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands, except share data)


                                                                                   December 31,          September 30,
                                                                                        2000                  2001
                                                                                   ------------          -------------
                                    ASSETS
Current assets:
  Cash and cash equivalents...........................................              $    901              $  4,536
  Patient receivables, net............................................                 8,912                 5,260
  Unbilled patient receivables, net...................................                 2,952                 2,974
  Prepaid expenses and other current assets...........................                 1,894                 1,544
                                                                                    --------              --------
     Total current assets.............................................                14,659                14,314
                                                                                    --------              --------
  Property and equipment, net.........................................                18,079                15,146
  Intangibles, net....................................................                60,248                58,026
  Other assets........................................................                 2,400                 2,360
                                                                                    --------              --------
     Total assets.....................................................              $ 95,386              $ 89,846
                                                                                    ========              ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...................................              $ 63,679              $ 63,810
  Accounts payable and accrued liabilities............................                13,107                14,985
  Deferred compensation payable, related party........................                   132                   132
                                                                                    --------              --------
     Total current liabilities........................................                76,918                78,927
                                                                                    --------              --------
Long-term debt, net of current portion................................                   429                     -
Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value,  19,000,000 shares authorized,                            6                     6
     6,417,206 shares issued and outstanding..........................
  Additional paid-in capital..........................................                42,086                42,086
  Accumulated deficit.................................................               (24,053)              (31,173)
                                                                                    --------              --------
     Total stockholders' equity.......................................                18,039                10,919
                                                                                    --------              --------
     Total liabilities and stockholders' equity.......................              $ 95,386              $ 89,846
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

                          CASTLE DENTAL CENTERS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except per share data)

                                                                             Three Months                      Nine Months
                                                                                  Ended                           Ended
                                                                              September 30,                    September 30,
                                                                        -------------------------         -------------------------
                                                                          2000             2001             2000             2001
                                                                        --------         --------         ---------        --------
Net patient revenues..............................................      $ 27,115          $23,152         $ 80,344          $75,379
Expenses:
 Dentist salaries and other professional costs....................         7,116            6,527           21,025           20,508
 Clinical salaries................................................         5,396            4,837           15,556           14,822
 Dental supplies and laboratory fees..............................         2,839            2,914            8,490            8,718
 Rental and lease expense.........................................         2,281            1,499            5,645            4,914
 Advertising and marketing........................................         1,089              937            3,023            2,525
 Depreciation and amortization....................................         1,701            1,596            4,950            4,992
 Other operating expenses.........................................         1,917            2,161            5,472            5,873
 Bad debt expense.................................................         9,637              810           11,935            3,122
 Restructuring costs and other charges............................             -              277                -            2,066
 General and administrative.......................................         3,789            2,721            9,115            8,079
 Asset impairment.................................................         1,910                3            1,910              537
                                                                        --------          -------         --------          -------
   Total expenses.................................................        37,675           24,282           87,121           76,156
                                                                        --------          -------         --------          -------
Operating loss ...................................................       (10,560)          (1,130)          (6,777)            (777)
Litigation settlement.............................................             -                -            1,495                -
Interest expense..................................................         1,997            1,784            5,227            6,142
Other income......................................................            (1)             (23)              (6)             (49)
                                                                        --------          -------         --------          -------
Loss before benefit for income taxes and
 cumulative effect of change in accounting principle..............       (12,556)          (2,891)         (13,493)          (6,870)
Benefit for income taxes .........................................        (2,043)               -           (2,382)               -
                                                                        --------          -------         --------          -------
Loss before cumulative effect of change
 in accounting principle..........................................       (10,513)          (2,891)         (11,111)          (6,870)
Cumulative effect of change in accounting principle (NOTE 6)......             -                -                -             (250)
                                                                        --------          -------         --------          -------
Net loss..........................................................      $(10,513)         $(2,891)        $(11,111)         $(7,120)
                                                                        ========          =======         ========          =======
Loss per common share:
 Loss before cumulative effect of change
  in accounting principle.........................................        $(1.64)          $(0.45)          $(1.72)          $(1.07)
 Cumulative effect of change in accounting principle..............             -                -                -            (0.04)
                                                                        --------          -------         --------          -------
 Net loss.........................................................        $(1.64)          $(0.45)          $(1.72)          $(1.11)
                                                                        ========          =======         ========          =======
Weighted average number of common and common equivalent shares outstanding
 Basic and diluted................................................         6,417            6,417            6,462            6,417
                                                                        ========          =======         ========          =======

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          CASTLE DENTAL CENTERS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                    ----------------------------
                                                                        2000              2001
                                                                    ----------        ----------
Cash flows from operating activities:
Net loss.......................................................     $(11,111)          $(7,120)
  Adjustments:
    Provisions for bad debts...................................       11,935             3,122
    Depreciation and amortization..............................        4,950             4,992
    Amortization of loan cost..................................          216               370
    Asset impairment...........................................        1,910               537
    Deferred income taxes .....................................       (3,091)                -
    Cumulative effect of change in accounting principle........            -               250
    Changes in operating assets and liabilities:
     Patient receivables.......................................       (3,932)              536
     Unbilled patient receivables..............................         (597)              (28)
     Prepaid expenses and other current assets.................          893               350
     Other assets..............................................          319               (30)
     Accounts payable and accrued liabilities..................        2,419             1,628
     Deferred compensation payments, related party.............         (394)                -
                                                                    --------           -------
     Net cash provided by operating activities.................        3,517             4,607
                                                                    --------           -------
Cash flows from investing activities:
  Capital expenditures.........................................       (3,086)             (674)
  Acquisition of affiliated dental practices,
   net of cash acquired .......................................       (5,039)                -
                                                                    --------           -------
     Net cash used in investing activities.....................       (8,125)             (674)
                                                                    --------           -------
Cash flows from financing activities:
  Proceeds from debt...........................................       16,870                 -
  Repayment of debt and capital lease obligations..............       (8,976)             (298)
  Bank overdraft...............................................         (818)                -
  Debt issuance costs..........................................         (857)                -
                                                                    --------           -------
     Net cash provided by (used in) financing activities.......        6,219              (298)
                                                                    --------           -------

Net change in cash and cash equivalents........................        1,611             3,635
Cash and cash equivalents, beginning of period.................           59               901
                                                                    --------           -------
Cash and cash equivalents, end of period.......................     $  1,670           $ 4,536
                                                                    ========           =======


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          CASTLE DENTAL CENTERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

Going Concern Basis

  The accompanying financial statements of Castle Dental Centers, Inc. and subsidiaries (the "Company") have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of losses incurred in 2000 and in the first nine months of 2001, the Company has not been in compliance with the financial covenants of its debt agreements since June 30, 2000. At September 30, 2001, approximately $45.2 million in senior debt and $15.0 million in subordinated debt were outstanding under its debt agreements in addition to approximately $3.5 million in other outstanding subordinated debt. Since the Company is in default under these agreements, all amounts outstanding are subject to acceleration and have been classified as current liabilities. The Company has continued to pay interest (other than cumulative default interest of $1.1 million) on the amounts outstanding under the senior credit facility, but has not made principal payments of $6.8 million under the senior credit facility or principal and interest payments of $4.8 million (excluding accrued default interest of $0.3 million) owed to subordinated creditors since July 2000. The Company has requested waivers of these covenant violations and a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the debt agreements. However, these negotiations have not resulted in a forbearance agreement or waivers of the defaults as of November 12, 2001. Given the financial position of the Company and the current condition of financial markets, the Company believes that it is unlikely a new lender group will be found to refinance indebtedness owed to the existing lender group. The Company is also pursuing equity investments by investors. The Company believes that a private equity investment will not be available unless it involves a restructuring of the Company's existing indebtedness or conversion of such indebtedness into equity. Any such debt restructuring or private equity investment, if available, could substantially dilute existing holders of the Company's equity. There can be no assurances as to the terms of any such restructuring or investment or that the Company will be able to restructure its indebtedness or arrange for an additional equity investment.

  The Company has developed a plan that it believes will allow it to continue to operate without the need for additional borrowings and to make principal payments to its senior bank creditors out of available funds. Components of this plan include: (i) reorganization of field management to improve efficiency and reduce regional overhead costs; (ii) reduction in corporate general and administrative costs through job eliminations and reduction in other overhead expenses; (iii) closing of unprofitable and under-performing dental centers;
(iv) realignment of accounts receivable management to focus on improved collection of insurance and patient receivables; and, (v) cancellation of further de novo development and reducing capital expenditures to maintenance levels of approximately $1.2 million for 2001.

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

                          CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Corporate Organization and Basis of Presentation

  The Company provides administrative and management services, non-healthcare personnel, facilities and equipment to certain professional corporations in Texas, Florida, California and Tennessee ("affiliated dental practices") under long-term management services agreements.

  The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements ("Management Services Agreements") with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost ("nominee arrangements"). At September 30, 2001, all of the affiliated dental practices were wholly-owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five to forty years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except professional corporations located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of patient revenues; and, (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated practice and (ii) a management fee in an amount ranging from 15.0% to 30.0% of net patient revenues. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

  The accompanying unaudited consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2000 and 2001 include the accounts of the Company and its majority owned management company subsidiaries and the affiliated dental practices. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the Company's annual financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission, and should be read in conjunction therewith. In management's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

                          CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



New Accounting Pronouncements

  On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supercedes APB Opinion No. 16, Business Combinations, to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of the final Statement. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment. SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach.

  The provisions of SFAS No. 141 and SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. SFAS No. 142 must be adopted at the beginning of a fiscal year. The Company is currently evaluating the impact of the adoption of these Statements.

     On August 16, 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligation". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. This provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged.

     On October 3, 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", both of which address the disposal of a segment of a business.

  The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Company is currently evaluating the impact of the adoption of this Statement but does not believe it will have a material impact on the Company's net income, cash flows, or financial condition.

2. EARNINGS PER SHARE:

  Basic earnings per share for all periods presented equals net loss divided by weighted average number of shares of common stock outstanding during each period. For the three and nine month periods ended September 30, 2000 and 2001, the effect of stock options and convertible debt was excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.


3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

  The Company maintains a revolving credit agreement with its bank (the "Credit Agreement") that provides for borrowings up to $55.0 million and matures November 2002. Advances under the Credit Agreement required quarterly interest payments through March 2001 at which time principal became payable based on a five-year quarterly amortization with final payment at maturity. Borrowings under the Credit Agreement may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon either the bank's base rate or

                          CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement is collateralized by substantially all of the Company's assets and contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers, sale of assets and restrict the payment of dividends. At September 30, 2001, approximately $45.2 million was outstanding under the Credit Agreement.

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

  As a result of losses incurred in 2000 and the first nine months of 2001, the Company has not been in compliance with the financial covenants of the Credit Agreement, the Subordinated Note Agreement and the Convertible Note Agreement (collectively the "Debt Agreements") since June 30, 2000. In addition, the Company was not able to make scheduled principal payments of $6.8 million under the Credit Agreement in the first nine months of 2001. The Company also has not made $4.9 million in principal and interest payments (excluding default interest) due under the Subordinated Note Agreement, the Convertible Note Agreement and its other subordinated notes since July 2000, because it did not have sufficient resources to make such payments and it is restricted from making such payments as long as the Company is in default of the Credit Agreement. Since the Company is in default under these agreements, all amounts outstanding are subject to acceleration and have been classified as current liabilities at September 30, 2001. The Company has requested waivers of these covenant violations and a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the Debt Agreements. However, these negotiations have not resulted in a forbearance agreement or waivers of the defaults as of November 12, 2001. There can be no assurance that the Company's lenders will consent to the waivers and restructuring necessary to allow the Company to continue to operate. If the Company and the lenders cannot reach an agreement, it may be necessary for the Company to seek protection under Chapter 11 of the Bankruptcy Code.

4.  COMMITMENTS AND CONTINGENCIES:

  In June 2000, the Company recorded litigation expenses of $1,495,000 resulting from an arbitration award against two subsidiaries of the Company in an arbitration proceeding in Los Angeles, California. The arbitrator found that the subsidiaries had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $442,000. In August 2000, the arbitrator awarded the plaintiffs an additional $666,000 for attorney fees and costs, resulting in a total judgment of $1,108,000 against the Company's subsidiaries. This amount, as well as additional legal expenses incurred by the Company, was included in the litigation expenses recorded in June 2000. None of the judgment amount awarded to the plaintiffs has been paid as of November 12, 2001.

  The Company carries insurance with coverage and coverage limits that it believes to be customary in the dental industry. Although there can be no assurance that such insurance will be sufficient to protect the

                          CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

5. RESTRUCTURING CHARGES AND OTHER COSTS

  In the first quarter of 2001, the Company announced plans to restructure the Debt Agreements (Note 3) and reduce overhead costs. Components of this plan include: (i) reorganization of field management to improve efficiency and reduce regional overhead costs; (ii) reduction in corporate general and administrative costs through job eliminations and reduction in other overhead expenses; (iii) closing of unprofitable and under-performing dental centers; (iv) realignment of accounts receivable management to focus on improved collection of insurance and patient receivables; and, (v) cancellation of further de novo development and reducing capital expenditures to maintenance levels of approximately $1.2 million for 2001. The Company has recorded the following costs in 2000 and 2001 related to the restructuring.

                                                Restructuring         Payments
                                               and Other Costs       to Settle            Asset           Balance at
                                                   in 2000          Obligations        Write-down        Dec. 31, 2000
                                               ---------------      ------------      ------------       --------------
Asset impairment............................       $3,567            $    -               $3,567             $    -
Severance costs.............................          269                46                    -                223
Dental center closures......................          746               198                    -                548
                                                   ------            ------               ------             ------
Total.......................................       $4,582            $  244               $3,567             $  771
                                                   ======            ======               ======             ======

                                                Restructuring       Payments
                                               and Other Costs     to Settle               Asset            Balance at
                                                   in 2001        Obligations           Write-down      September 30, 2001
                                               ---------------    -----------           ----------      -------------------

Asset impairment............................       $  537            $    -               $  537             $    -
Legal and professional services.............        1,292             1,093                    -                199
Severance costs.............................          390               254                    -                359
Dental center closures......................          384               358                    -                574
                                                   ------            ------               ------             ------
Total.......................................       $2,603            $1,705               $  537             $1,132
                                                   ======            ======               ======             ======

  The Company has recognized and accounted for these costs in accordance with the provisions of Emerging Issues Task Force Consensus No. 94-3 "Accounting for Restructuring Costs". The severance costs include estimated payments to former executives and staff personnel, including the former chief executive officer of the Company, and are expected to be paid over the next nine months. The Company is also negotiating the sale of two dental centers to the former chief executive officer and has recorded an asset impairment of those dental centers based on the anticipated sale price.

6.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value.

                          CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the implementation of SFAS 133 until the fiscal year ending December 31, 2000. The Company implemented SFAS 133 effective January 1, 2001. In July 2000, the Company entered into a swap agreement with a bank to receive variable rate interest payments in exchange for fixed rate interest payments on original notional amounts of $32.0 million. The amounts exchanged are based on the notional amounts multiplied by the difference between the fixed interest rate and variable interest rate in effect. The term of the swap contract expired July 10, 2001. During the first six month period ended June 30, 2001 the Company accrued $0.3 million in additional interest expense under the swap agreement. The cumulative effect of the accounting change as of January 1, 2001, was a charge of $0.3 million, or $0.04 per common share, that was reflected in the first quarter of 2001.

7.    SEGMENT INFORMATION

  The following table sets forth the financial information with respect to the Company and its reportable segments:

                                                                          Three Months                     Nine Months
                                                                              Ended                          Ended
                                                                            September 30,                 September 30,
                                                                   -------------------------       --------------------------
                                                                      2000            2001            2000             2001
                                                                   ---------        --------       ----------       ---------
Net patient revenues:
        Texas.............................................          $ 18,434         $15,997         $ 54,006        $51,333
        Florida...........................................             2,644           2,641            8,630          8,394
        Tennessee ........................................             3,268           2,602            9,608          8,415
        California........................................             2,769           1,912            8,100          7,237
                                                                    --------         -------         --------        -------
        Total revenue.....................................            27,115          23,152           80,344         75,379
                                                                    --------         -------         --------        -------
 Operating expenses:
        Texas ............................................            19,542          15,245           50,145         46,557
        Florida...........................................             3,775           2,601            9,468          8,278
        Tennessee ........................................             3,118           2,442            8,800          7,875
        California........................................             3,094           1,929            7,685          6,434
        Restructuring costs and other charges.............                 -             277                -          2,066
        Corporate, general and administrative expenses....             8,146           1,788           11,023          4,946
                                                                    --------         -------         --------        -------
        Total operating expenses..........................            37,675          24,282           87,121         76,156
                                                                    --------         -------         --------        -------

 Operating income (loss):
        Texas ............................................            (1,108)            752            3,861         4,776
        Florida...........................................            (1,131)             40             (838)          116
        Tennessee ........................................               150             160              808           540
        California........................................              (325)            (17)             415           803
        Restructuring costs and other charges.............                 -            (277)               -        (2,066)
        Corporate, general and administrative expenses....            (8,146)         (1,788)         (11,023)       (4,946)
                                                                    --------         -------         --------        -------
        Total operating loss..............................           (10,560)         (1,130)          (6,777)         (777)
                                                                    --------         -------         --------        -------
 Litigation expense.......................................                 -               -            1,495             -
 Interest expense.........................................             1,997           1,784            5,227          6,142
 Other income.............................................               (1)             (23)              (6)           (49)
                                                                    --------         -------         --------        -------
Loss before benefit for income taxes and
   cumulative effect of change in accounting principle....          $(12,556)        $(2,891)        $(13,493)       $(6,870)
                                                                    ========         =======         ========        =======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

  The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, California and Tennessee. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At September 30, 2001 the Company managed 89 dental centers with approximately 190 affiliated dentists, orthodontists and specialists.

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

                                                                   Three Months                              Nine Months
                                                                       Ended                                    Ended
                                                                    September 30,                            September 30,
                                                            -----------------------------           ------------------------------
                                                              2000                 2001                2000                 2001
                                                            ---------            --------           ---------           ----------
Net patient revenues.................................        100.0%               100.0%              100.0%               100.0%
Expenses:
  Dentist salaries and other professional costs......         26.2%                28.2%               26.2%                27.2%
  Clinical salaries..................................         19.9%                20.9%               19.4%                19.7%
  Dental supplies and laboratory fees................         10.5%                12.6%               10.6%                11.6%
  Rental and lease expense...........................          8.4%                 6.5%                7.0%                 6.5%
  Advertising and marketing..........................          4.0%                 4.0%                3.8%                 3.3%
  Depreciation and amortization......................          6.3%                 6.9%                6.2%                 6.6%
  Other operating expenses...........................          7.1%                 9.3%                6.8%                 7.8%
  Bad debt expense...................................         35.5%                 3.5%               14.9%                 4.1%
  Restructuring costs and other charges..............          0.0%                 1.2%                0.0%                 2.7%
  General and administrative.........................         14.0%                11.8%               11.3%                10.7%
  Asset impairment...................................          7.0%                 0.0%                2.4%                 0.7%
                                                             ------               ------              ------               ------
    Total expenses...................................        138.9%               104.9%              108.4%               101.0%
                                                             ------               ------              ------               ------
Operating loss.......................................        -38.9%                -4.9%               -8.4%                -1.0%
Litigation settlement................................          0.0%                 0.0%                1.9%                 0.0%
Interest expense.....................................          7.4%                 7.7%                6.5%                 8.1%
Other income.........................................          0.0%                -0.1%                0.0%                -0.1%
                                                             ------               ------              ------               ------
Loss before benefit for income taxes and
  cumulative effect of change in accounting
  principle..........................................        -46.3%               -12.5%              -16.8%                -9.1%
Benefit for income taxes.............................         -7.5%                 0.0%               -3.0%                 0.0%
                                                             ------               ------              ------               ------
Loss before cumulative effect of
  change in accounting principle.....................        -38.8%               -12.5%              -13.8%                -9.1%
Cumulative effect of change in accounting
  principle..........................................          0.0%                 0.0%                0.0%                -0.3%
                                                             ------               ------              ------               ------
Net loss.............................................        -38.8%               -12.5%              -13.8%                -9.4%
                                                             ======               ======              ======               ======

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 2000

  Net Patient Revenues - Net patient revenues decreased from $27.1 million for the three months ended September 30, 2000 to $23.2 million for the same period of 2001, a decrease of $3.9 million or 14.6%. Patient revenues for dental centers open for more than one year decreased approximately $2.4 million, or 8.7%, from the third quarter of 2000. Patient revenues were impacted by the slow down in retail sales resulting from the general economic conditions and specifically, by the tragic events of September 11, 2001 that resulted in particularly weak revenues in the month of September. Patient revenues from 14 dental centers closed in the last year accounted for approximately $1.6 million of the decrease.

  Dentist Salaries and Other Professional Costs - Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the three months ended September 30, 2001, dentist salaries and other professional costs were $6.5 million, $0.6 million, or 8.3%, lower than dentist compensation in the prior year period. Lower revenues contributed to the decrease as compensation of most dentists is based on billings or collections. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased from 26.2% to 28.2% for the three months ended September 30, 2000 and 2001, respectively.

  Clinical Salaries - Clinical salaries decreased from $5.4 million for the three months ended September 30, 2000 to $4.8 million for the three months ended September 30, 2001, a decrease of $0.6 million or 10.4%. Expressed as a percentage of net patient revenues, however, clinical salaries increased from 19.9% for the three months ended September 30, 2000 to 20.9% for the comparable 2001 period, as the decline in revenues was relatively greater than the decrease in clinical salaries.

  Dental Supplies and Laboratory Fees - Dental supplies and laboratory fees increased from $2.8 million for the three months ended September 30, 2000 to $2.9 million for the three months ended September 30, 2001, an increase of 2.6%. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 10.5% for the three months ended September 30, 2000 to 12.6% for the three months ended September 30, 2001, primarily as a result of higher laboratory fees.

  Rental and Lease Expense - Rental and lease expense decreased from $2.3 million for the three months ended September 30, 2000 to $1.5 million for the
comparable period of 2001, a decrease of $0.8 million, or 34.3%.   The decrease
is attributable to the closure of 14 dental centers in the last twelve months. Expressed as a percentage of net patient revenues, rent and lease expense decreased from 8.4% for the three months ended September 30, 2000 to 6.5% for the three-month period ended September 30, 2001.

  Advertising and Marketing - Advertising and marketing expenses fell from $1.1 million in the third quarter of 2000 to $0.9 million in 2001, a decrease of $0.2 million, or 14.0%. Lower expenditures on television advertising, yellow pages advertisements and reduced promotional costs accounted for the decrease. Expressed as a percentage of net patient revenues, advertising and marketing expenses were 4.0% for the three months ended September 30, 2001 unchanged from the same period of 2000.

  Depreciation and Amortization - Depreciation and amortization decreased from $1.7 million for the three months ended September 30, 2000 to $1.6 million for the third quarter of 2001, a decrease of $0.1 million, or 6.2%. The decrease is attributable to the impairment of certain property and equipment and intangible assets in the last twelve months. Expressed as a percentage of net patient revenues, depreciation and amortization increased from 6.3% in the prior year period to 6.9% for the three months ended September 30, 2001.

  Other Operating Expenses - Other operating expenses increased from $1.9 million for the three months ended September 30, 2000 to $2.2 million for the three months ended September 30, 2001, an increase of $0.2 million, or 12.7%. The increase is attributable primarily to higher insurance costs, executive recruiting expenses and third-party financing costs. Expressed as a percentage of net patient revenues, other operating expenses increased from 7.1% for the three months ended September 30, 2000 to 9.3% for the comparable 2001 period.

  Bad Debt Expense - Bad debt expense decreased from $9.6 million for the three months ended September 30, 2000 to $0.8 million for the three months ended September 30, 2001, a decrease of 91.6%. In the third quarter of 2000 the Company changed its estimates for the collectibility of certain categories of accounts receivable resulting in additional charges of $6.4 million on billed accounts receivable and $2.1 million on unbilled accounts receivable from orthodontic patients. Excluding these charges, bad debt expense, expressed as a percentage of net patient revenues, decreased from 4.3% for the three months ended September 30, 2000 to 3.5% for the comparable 2001 period as collection experience has improved during 2001.

  Restructuring Costs and Other Charges -For the three months ended September 30, 2001 the Company recorded restructuring costs of $0.3 million, primarily for legal and professional fees related to the implementation of the plan to improve operating results and restructure the Company's credit facilities. (Note 5 of Notes to Condensed Consolidated Financial Statements).

  General & Administrative - General and administrative expenses of $2.7 million for the three months ended September 30, 2001 decreased by $1.1 million, or 28.2% from the third quarter of 2000. The decrease is attributable to reductions in corporate and regional overhead costs and the reorganization of field management. Expressed as a percentage of net patient revenues, general and administrative expense decreased from 14.0% for the three months ended September 30, 2000 to 11.8% for the comparable period of 2001.

  Interest Expense - Interest expense of $1.8 million for the three months ended September 30, 2001 decreased $0.2 million from $2.0 million for the same period of 2000, resulting primarily from lower interest rates during the 2001 period.

  Benefit for Income Taxes - For the three months ended September 30, 2001, the Company did not record a benefit for income taxes resulting from a loss before income taxes of $2.9 million because there is no assurance that the Company will be able to recognize the benefit for income taxes in future periods. In the third quarter of 2000, the Company recorded a benefit for income taxes of $2.0 million against a loss before income taxes of $12.6 million.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED
TO NINE MONTHS ENDED SEPTEMBER 30, 2000

  Net Patient Revenues - Net patient revenues decreased from $80.3 million for the nine months ended September 30, 2000 to $75.4 million for the same period of 2001, a decrease of $5.0 million or 6.2%. Patient revenues for dental centers open for more than one year decreased approximately $1.9 million, or 2.4%, from the first nine months of 2000. The closing of 14 dental centers in the last year accounted for $3.3 million of the decrease in revenues. The slowdown in general economic activity and the impact of the tragic events of September 11, 2001 resulted in particularly weak revenues in September 2001.

  Dentist Salaries and Other Professional Costs - For the nine months ended September 30, 2001, dentist salaries and other professional costs were $20.5 million, $0.5 million, or 2.5% lower than dentist compensation of $21.0 million in the third quarter of 2000. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased from 26.2% to 27.2% for the nine months ended September 30, 2000 and 2001, respectively.

  Clinical Salaries - Clinical salaries decreased from $15.6 million for the nine months ended September 30, 2000 to $14.8 million for the nine months ended September 30, 2001, a decrease of $0.7 million or 4.7%. Expressed as a percentage of net patient revenues, clinical salaries increased slightly from 19.4% for the nine months ended September 30, 2000 to 19.7% for the same nine-month period of 2001.

  Dental Supplies and Laboratory Fees - Dental supplies and laboratory fees increased from $8.5 million for the nine months ended September 30, 2000 to $8.7 million for the nine months ended September 30, 2001, an increase of $0.2 million or 2.7%. Higher laboratory fees resulting from price increases and outsourcing of certain lab functions accounted for the increase. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 10.6% for the nine months ended September 30, 2000 to 11.6% for the nine months ended September 30, 2001.

  Rental and Lease Expense - Rental and lease expense decreased from $5.6 million for the nine months ended September 30, 2000 to $4.9 million for the 2001 period, a decrease of $0.7 million, or 12.9%. The decrease resulted from the closing of 14 dental centers in the last year. Expressed as a percentage of net patient revenues, rent and lease expense decreased from 7.0% for the nine months ended September 30, 2000 to 6.5% for the nine-month period ended September 30, 2001.

  Advertising and Marketing - Advertising and marketing expenses decreased from $3.0 million in the first nine months of 2000 to $2.5 million in 2001, a decrease of $0.5 million, or 16.5%. Lower expenditures on television advertising, yellow pages advertisements and reduced promotional costs accounted for the decrease. Expressed as a percentage of net patient revenues, advertising and marketing expenses decreased from 3.8% in the prior year period to 3.3% for the nine months ended September 30, 2001.

  Depreciation and Amortization - Depreciation and amortization was $5.0 million for the nine months ended September 30, 2001, approximately the same as in the prior year period. Expressed as a percentage of net patient revenues, however, depreciation and amortization increased from 6.2% in the prior year period to 6.6% for the nine months ended September 30, 2001.

  Other Operating Expenses - Other operating expenses increased from $5.5 million for the nine months ended September 30, 2000, to $5.9 million for the nine months ended September 30, 2001, an increase of $0.4 million or 7.3%. The increase is attributable primarily to higher insurance costs, executive recruiting expenses and third-party financing costs. Expressed as a percentage of net patient revenues, other operating expenses increased from 6.8% for the nine months ended September 30, 2000 to 7.8% for the comparable 2001 period.

  Bad Debt Expense - Bad debt expense of $11.9 million for the nine months ended September 30, 2000 decreased $8.8 million, or 73.8%, to $3.1 million for the nine-month period of 2001. In the third quarter of 2000 the Company changed its estimates for the collectibility of certain categories of accounts receivable resulting in additional charges of $6.4 million on billed accounts receivable and $2.1 million of unbilled accounts receivable from orthodontic patients. Excluding these charges, bad debt expense, expressed as a percentage of net patient revenues, decreased from 4.3% for the nine months ended September 30, 2000 to 4.1% for the comparable 2001 period.

  Restructuring Costs and Other Charges - For the nine months ended September 30, 2001 the Company recorded restructuring costs of $2.1 million including severance costs, remaining lease obligations on closed offices and legal and professional fees related to the implementation of the plan to improve operating results and restructure the Company's credit facilities. (Note 5 of Notes to Condensed Consolidated Financial Statements).

  General & Administrative - General and administrative expenses decreased from $9.1 million for the first nine months of 2000 to $8.1 million for the 2001 period, a decrease of $1.0 million, or 11.4%. The decrease is attributable to reductions in corporate and regional overhead costs and the reorganization of field management during 2001. Expressed as a percentage of net patient revenues, general and administrative expense decreased from 11.3% to 10.7% for the nine months ended September 30, 2000 and 2001, respectively.

  Asset Impairment - The closing of under-performing dental centers in Florida, Tennessee and Texas resulted in the write-off of leasehold improvements and intangible assets related to those offices and associated acquisitions.

  Litigation settlement - For the nine months ended September 30, 2000, the Company recorded a $1.5 million charge resulting from an adverse arbitration award in an arbitration proceeding in Los Angeles, California (Note 4 of Notes to Condensed Consolidated Financial Statements).

  Interest Expense - Interest expense increased from $5.0 million for the nine months ended September 30, 2000 to $6.1 million for the nine months ended September 30, 2001, an increase of $0.9 million or 17.5%. The increase resulted from higher borrowings level and the accrual of default interest related to the various defaults under the Company's credit agreements.

  Benefit for Income Taxes - For the nine months ended September 30, 2001, the Company did not record a benefit for income taxes resulting from a loss before income taxes of $6.9 million because there is no assurance that the Company will be able to recognize the benefit for income taxes in future periods. In the first nine months of 2000, the Company recorded a benefit for income taxes of $2.4 million against a loss before income taxes of $13.5 million.

  Cumulative Effect of Change in Accounting Principle - During September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the implementation of SFAS 133 until the fiscal year ending December 31, 2001. The Company implemented SFAS 133 effective January 1, 2001. In July 2000, the Company entered into swap agreement with a bank. The term of the swap contract expired July 10, 2001.
The cumulative effect of the accounting change as of January 1, 2001, was a charge of $0.3 million, or $0.04 per common share, that was reflected in the first quarter of 2001.


LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 2001 the Company had a net working capital deficit of $64.6 million, resulting primarily from the classification as a current liability of $45.2 million of outstanding borrowings under the Company's senior bank credit facility and $15.0 million in senior subordinated note and convertible note agreements. Current assets consisted of cash and cash equivalents of $4.5 million, billed and unbilled accounts receivable of $8.2 million and prepaid expenses and other current assets of $1.5 million. Current liabilities totaled $78.9 million, consisting of $15.0 million in accounts payable and accrued liabilities, $63.8 million in current maturities of long-term debt and $0.1 million of deferred compensation payable to a stockholder.

  For the nine months ended September 30, 2000 and 2001, cash provided by operating activities was $3.5 million and $4.6 million, respectively. In the nine months ended September 30, 2000, cash used in investing activities amounted to $8.1 million, consisting primarily of $5.0 million to acquire a 20% minority interest in the Company's California subsidiary and $3.1 million for capital expenditures, primarily for new dental centers. For the nine months ended September 30, 2001, cash used in investing activities was only $0.7 million for capital expenditures because the Company stopped development of new dental centers in mid-2000. For the nine months ended September 30, 2000, cash provided by financing activities totaled $6.2 million representing $16.9 million in proceeds from long-term debt offset partially by $9.0 million in repayments of long-term debt and capital lease obligations, $0.8 million in the reduction of a bank overdraft and payment of $0.9 million in debt issuance costs. For the nine months ended September 30, 2001, cash used in financing activities totaled $0.3 million representing repayments of long-term debt and capital lease obligations.

  During the first nine months of 2001, the Company's principal sources of liquidity consisted primarily of cash and cash equivalents and net accounts receivable. The Company has not been able to borrow under the Credit Agreement since August 2000, at which time the Company advised its lenders that it was in violation of certain financial covenants of the Credit Agreement, the Subordinated Note Agreement and the Convertible Note Agreement (collectively the "Debt Agreements") as a result of losses incurred in the second quarter of 2000.

  The Credit Agreement provides for borrowings up to $55.0 million and matures November 2002. Advances under the Credit Agreement require quarterly interest payments through March 2001 at which time principal becomes payable quarterly based on a five-year amortization with final payment at maturity. Borrowings under the Credit Agreement may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon either the bank's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to the EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from
0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers, capital expenditures and sales of assets and restrict the payment of dividends. At September 30, 2001, $45.2 million was outstanding under the Credit Agreement.

  The Subordinated Note Agreement and Convertible Note Agreement provided borrowings of $13.7 and $1.3 million, respectively. Proceeds from these notes were used to reduce borrowings under the Credit Agreement, to acquire a 20% minority interest in the Company's California subsidiary and to reduce other
accrued liabilities and accounts payable.   Loans under the Subordinated Note
Agreement bear interest at the 90-day LIBOR rate plus five and one-half percent, payable quarterly, and are due in eight quarterly installments beginning in the ninety-third month following the closing date. Loans under the Convertible Note Agreement bear interest at the same rate as loans under the Subordinated Note Agreement and are due on demand beginning seven years after the closing date with a final maturity date of January 30, 2009. The convertible note is convertible at any time into 442,880 shares of Company common stock at the request of the holders at a fixed conversion price of $3.1125 per share. The Subordinated Note Agreement and Convertible Note Agreement contain affirmative and negative covenants that require that Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. At September 30, 2001, the Company was not in compliance with the financial covenants of the Subordinated Note

Agreement and Convertible Note Agreement. In addition, through September 2001, the Company has not made $2.1 million in interest payments (excluding default interest) due to the holders of the senior subordinated notes and $2.7 million (excluding default interest) in principal and interest payments to other subordinated note holders, because it did not have sufficient resources to make such payments and it is restricted from making any payments to subordinated debt holders as long as the Company is in default under the Credit Agreement.

  As a result of losses incurred in 2000 and the first nine months of 2001, the Company has not been in compliance with the financial covenants of the Debt Agreements since June 30, 2000. At September 30, 2001, approximately $45.2 million in senior debt and $15.0 million in subordinated debt were outstanding under the Debt Agreements in addition to approximately $3.5 million in other outstanding subordinated debt. Since the Company is in default under these agreements, all amounts outstanding are subject to acceleration and have been classified as current liabilities. The Company has continued to pay interest (other than default interest) on the amounts outstanding under the Credit Agreement, but has not made principal or interest payments due to subordinated creditors since July 2000. The Company has requested waivers of these covenant violations and a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the Debt Agreements. However, these negotiations have not resulted in a forbearance agreement or waivers of the defaults as of November 12, 2001. Given the financial position of the Company and the current condition of financial markets, the Company believes that it is unlikely a new lender group will be found to refinance indebtedness owed to the existing lender group. The Company is also pursuing equity investments by investors. Given the current financial condition of the Company, the Company believes that a private equity investment will not be available unless it involves a restructuring of the Company's existing indebtedness or conversion of such indebtedness into equity. Any such debt restructuring or private equity investment, if available, could substantially dilute existing holders of the Company's equity. There can be no assurances as to the terms of any such restructuring or investment or that the Company will be able to restructure its indebtedness or arrange for an additional equity investment. If the Company and its lenders cannot reach an agreement, it may be necessary for the Company to seek protection under Chapter 11 of the Bankruptcy Code.

  In January 2001, the Company retained Getzler and Co., a New York based turnaround specialist, to assist the Company in addressing its operational issues and restructuring of the Company's debt. In February 2001, the Company appointed Getzler's designee, Ira Glazer, to serve as the interim Chief Executive Officer. On July 1, 2001, the Company appointed James M. Usdan as President and Chief Executive Officer. Getzler & Co. and management have developed a plan that will allow the Company to continue to operate without the need for additional borrowings and to make principal payments to its senior bank creditors out of available funds. Components of this plan include: (i) reorganization of field management to improve efficiency and reduce regional overhead costs; (ii) reduction in corporate general and administrative costs through job eliminations and reduction in other overhead expenses; (iii) closing of unprofitable and under-performing dental centers; (iv) realignment of accounts receivable management to focus on improved collection of insurance and patient receivables; and, (v) cancellation of further de novo development and reducing capital expenditures to maintenance levels of approximately $1.2 million for 2001.

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

OTHER MATTERS

  On July 20, 2001, the Financial Accounting standards Board issued
Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supercedes APB Opinion No. 16, Business Combinations, to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of the final Statement. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment. SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach.

  The provisions of SFAS No. 141 and SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. SFAS No. 142 must be adopted at the beginning of a fiscal year. The Company is currently evaluating the impact of the adoption of these Statements.

  On August 16, 2001 the Financial Accounting Standards Board issued SFAS
143, "Accounting for Asset Retirement Obligation". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged.

     On October 3, 2001 the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", both of which address the disposal of a segment of a business.

  The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Company is currently evaluating the impact of the adoption of this Statement but does not believe it will have a material impact on the Company's net income, cash flows, or financial condition.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  The Company's financial instruments with market risk exposure are revolving credit borrowings under its Debt Agreements, which total $60.2 million at September 30, 2001. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $602,000, or $0.09 per share, on an annual basis. The Credit Agreement was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from either the prime interest rate or Eurodollar interest rate.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

  In June 2000, the Company recorded litigation expenses of $1,495,000 resulting from an arbitration award against two subsidiaries of the Company in an arbitration proceeding in Los Angeles, California. The arbitrator found that the subsidiaries had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $442,000. In August 2000, the arbitrator awarded the plaintiffs an additional $666,000 for attorney fees and costs, resulting in a total judgment of $1,108,000 against the Company's subsidiaries. This amount, as well as additional legal expenses incurred by the Company, was included in the litigation expenses recorded in June 2000. None of the judgment amount awarded to the plaintiffs has been paid as of November 12, 2001.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

  The Company was in default of its senior bank credit facility, senior subordinated note agreement and subordinated convertible note agreement (the "Debt Agreements") at September 30, 2001, resulting from non-compliance with certain financial covenants of the Debt Agreements and non-payment of scheduled interest and principal payments. As a result, amounts outstanding under these Agreements at September 30, 2001 were subject to acceleration and the Company has classified the related debt as a current liability at September 30, 2001. The Company has continued to pay interest (excluding default interest) on the amounts outstanding under the Credit Agreement but has not made principal payments of $6.8 million through September 2001. The Company has not made interest payments totaling $2.1 million (other than default interest) under the Subordinated Note Agreement and Convertible Note Agreement that have accrued since July 2000. The Company has requested waivers of these covenant violations and a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the Debt Agreements. However, these negotiations have not resulted in a forbearance agreement or waivers of the defaults as of November 12, 2001. Given the financial position of the Company and the current condition of financial markets, the Company believes that it is unlikely a new lender group will be found to refinance indebtedness owed to the existing lender group. The Company is also pursuing equity investments by investors. The Company believes that a private equity investment will not be available unless it involves a restructuring of the Company's existing indebtedness or conversion of such indebtedness into equity. Any such debt restructuring or private equity investment, if available, could substantially dilute existing holders of the Company's equity. There can be no assurances as to the terms of any such restructuring or investment or that the Company will be able to restructure its indebtedness or arrange for an additional equity investment.

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

                                     CASTLE DENTAL CENTERS, INC.


Date: November 14, 2001              By:  /s/   James M. Usdan
                                        ---------------------------------
                                        James M. Usdan
                                        President and Chief Executive Officer




Date: November 14, 2001              By:  /s/  John M. Slack
                                        -----------------------------------
                                        John M. Slack
                                        Chief Financial Officer