Form 10-K
period 2001-12-31
CASTLE DENTAL CENTERS INC
filed 2002-04-16
CIK 1018152

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 _____________

                                   FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

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

                          3701 Kirby Drive, Suite 550
                                Houston, Texas
                   (Address of principal executive offices)

                                     77098
                                  (Zip Code)

                                (713) 490-8400
             (Registrant's telephone number, including area code)

       Securities Registered Pursuant to Section 12(b) of the Act:  None
          Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 Par Value
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No. [_]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 31, 2002, there were 6,417,206 shares of Castle Dental Centers, Inc. Common Stock, $.001 par value, issued and outstanding, of which 3,293,363, having an aggregate market value of approximately $0.3 million, were held by non-affiliates of the registrant.

     Documents Incorporated by Reference:  None

================================================================================

                               TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
Item 1.     Business...............................................................     1
            The Company............................................................     1
            Recent Developments....................................................     1
            The Dental Industry....................................................     3
            Business Strategy......................................................     3
            Dental Network Development.............................................     4
            Management Services Agreement..........................................     5
            Dentist Employment Agreements..........................................     5
            Services...............................................................     6
            Operations.............................................................     6
            Sales and Marketing....................................................     7
            Managed Care Contracts.................................................     7
            Competition............................................................     8
            Management Information Systems.........................................     8
            Regulation.............................................................     9
            Employees..............................................................    10
            Corporate Liability and Insurance......................................    11
Item 2.     Properties.............................................................    11
Item 3.     Legal Proceedings......................................................    11
Item 4.     Submission of Matters to a Vote of Security Holders....................    12
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..    13
Item 6      Selected Financial Data................................................    14
Item 7.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations..........................................................    15
            Introduction...........................................................    15
            Components of Revenues and Expenses....................................    15
            Results of Operations..................................................    16
            Liquidity and Capital Resources........................................    20
            Critical Accounting Issues.............................................    22
            Inflation..............................................................    24
            Recent Accounting Pronouncements.......................................    24
Item 7A.    Quantitative And Qualitative Disclosures About Market Risk.............    24
Item 8.     Financial Statements and Supplementary Data............................    24
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...................................................    24
Item 10.    Directors and Executive Officers of the Registrant.....................    25
Item 11.    Executive Compensation.................................................    27
Item 12.    Security Ownership of Certain Beneficial Owners and Management.........    29
Item 13.    Certain Relationships and Related Transactions.........................    30
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K........    32

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

Item 1.  Business

The Company

     The Company manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in the United States. The Company currently conducts operations in the states of Texas, Florida, Tennessee and California. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks by entering into management services agreements with affiliated dental practices to provide, on an exclusive basis, management and administrative services to affiliated dental practices. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. As of December 31, 2001, the Company provided management services to 88 dental centers with approximately 190 affiliated dentists, orthodontists and other dental specialists.

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

     The Company believes that the provision of a full range of dental services through an integrated network is attractive to managed care payers and intends to continue to pursue managed care contracts. The Company negotiates capitated managed care contracts on behalf of its affiliated dental practices, which maintained an aggregate of 41 capitated managed care contracts covering approximately 172,000 members at December 31, 2001. The Company believes that the continued development of its networks will assist it in negotiating national and regional capitated arrangements with managed care payors on behalf of the affiliated practices.

     The Company intends to establish a consistent national identity for its business by implementing common practice management policies and procedures in all of its dental centers and affiliated dental practices nationwide. Moreover, the Company believes that its experience and expertise in managing multi-specialty dental group practices, as well as the development of name recognition associated with the name "Castle Dental Centers" will provide its affiliated dental practices with a competitive advantage in attracting and retaining patients and realizing practice efficiencies.

     The Company was formed in 1981 as a single location, multi-specialty dental practice in Houston, Texas. From 1982 through 1996, the Company expanded to a total of 10 locations with 39 dentists in the Houston metropolitan area. During this period the Company developed, implemented and refined the integrated dental network approach that it utilized as a basis for its expansion. In the period from 1996 through the first half of 2000, the Company expanded through the acquisition of dental practices and the development of new ("de novo") dental centers in its markets. Practices were acquired in Tennessee, Florida, Austin, Fort Worth and San Antonio in Texas, and in Los Angeles, California. A total of 33 de novo dental centers were opened during this period while 8 dental centers
were closed or consolidated in 1999 and 2000.   In 2001, as part of its
restructuring and cost reduction program, the Company closed or consolidated an additional 10 dental centers, 6 of which were de novo centers that had been built in 1998 and 1999. At December 31, 2001, the Company operated 58, 10, 15 and 5 dental centers in Texas, Tennessee, Florida and California, respectively.

Recent Developments

     The Company has been in default of its senior bank credit agreement (the "Credit Agreement"), its senior subordinated note agreement ("Subordinated Note Agreement") and a subordinated convertible note agreement ("Convertible Note Agreement" and, together with the Credit Agreement and Subordinated Note

Agreement, the "Debt Agreements") since June 2000.

     On February 15, 2001, the Company retained Getzler and Co., a New York based turnaround specialist, to assist the Company in addressing its operational issues and restructuring of the Company's debt. The Company's board of directors appointed Getzler's designee, Ira Glazer, to serve as the Company's interim Chief Executive Officer and initiated an executive search for a permanent Chief Executive Officer. The Company's President and Chief Operating Officer resigned to pursue other opportunities. Jack Castle, Jr., the Company's former Chief Executive Officer, continued to serve as the Chairman of the Board until July 1, 2001. On July 1, 2001, the Company hired James M. Usdan as its President and Chief Executive Officer to replace Mr. Glazer. Mr. Usdan was also appointed to Castle Dental's board of directors. On January 15, 2002, the Company hired Joseph P. Keane as its Chief Financial Officer. John M. Slack, the former Chief Financial Officer remains as Vice President - Chief Administrative Officer. Elizabeth A. Tilney, Jack H. Castle, D.D.S. and Jack H. Castle, Jr. resigned from the Board of Directors of the Company on February 1, 2001, July 1, 2001 and April 8, 2002, respectively.

     The Company has continued to pay interest (other than default interest) on the amounts outstanding under the Credit Agreement, but has not made scheduled principal payments of $11.3 under the Credit Agreement, nor made interest or principal payments of $5.8 million owed to subordinated creditors since July 2000. During the last half of 2001, the Company negotiated with its creditors and an unrelated third party concerning a potential equity investment and the restructuring of the bank credit facility, the subordinated notes and other Company debt. However, due to the deterioration in operating results in the fourth quarter 2001, the discussions concerning the potential equity investment were terminated in January 2002 and the Company has continued negotiations with the senior and subordinated lenders concerning a forbearance agreement or a restructuring of the Company's debt. However, these negotiations have not resulted in a forbearance agreement or restructuring of the debt as of April 15, 2002. There can be no assurance that the Company's lenders will consent to the restructuring necessary to allow the Company to continue to operate. If the Company and its lenders cannot reach an agreement, it may be necessary for the Company to seek protection under Chapter 11 of the Bankruptcy Code. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     During 2001, the Company implemented a plan to allow it to continue to operate without the need for additional borrowings. Components of this plan included: (i) reorganization of field management to improve efficiency and reduce regional overhead costs; (ii) reduction in corporate general and administrative costs through job eliminations and reduction in other overhead expenses; (iii) closing of unprofitable and under-performing dental centers;
(iv) realignment of accounts receivable management to focus on improved collection of insurance and patient receivables; (v) restructuring of compensation for management to emphasize performance-based incentives; and, (vi) cancellation of further de novo development and reducing capital expenditures to maintenance levels. While the plan resulted in lower operating costs during the last half of the year, patient revenues were adversely affected by slower general economic activity in the second half of 2001, the negative impact on retail sales caused by the tragic events of September 11, and higher than anticipated attrition of dentists during the year. This resulted in lower than anticipated patient revenues, particularly in the fourth quarter 2001, that resulted in operating losses and severely reduced cash flows.

     For 2002, the Company plans to focus on: (i) increased hiring of new dentists and improving dentist retention; (ii) continuing to monitor and close unprofitable and under performing dental centers; (iii) refurbishing and modernizing existing dental centers within capital expenditure constraints of $1.5 million; (iv) upgrading dental office management personnel; and (v) improving patient services in order to increase patient retention rates.

     However, there can be no assurance that these efforts will improve operating results or that cash flows will be sufficient to allow the Company to meet its obligations in a timely manner. Therefore, there is substantial doubt about the Company's ability to continue in existence.

The Dental Industry

     Dental care services in the United States are generally delivered through a fragmented system of local providers, primarily sole practitioners, or small groups of dentists, orthodontists or other dental specialists, practicing at a single location with a limited number of professional assistants and business office personnel. According to the American Dental Association 1999 Survey of Dental Practice ("ADA Survey"), there were approximately 152,000 actively practicing dental professionals in the U.S., of which approximately 8,900 were practicing orthodontists. Nearly 85% of the nation's private practitioners work either as sole practitioners or in a practice with one other dentist. The balance of these dentists practice in about 5,000 groups of three or more dentists. However, dental, orthodontic and other specialty practices have followed the trend of the health care industry generally and are increasingly forming larger group practices.

     The annual aggregate domestic market for dental services was estimated by the Health Care Financing Administration, Health Care Financing Review (1999) to be approximately $65.4 billion for 2001, and is projected to reach $109 billion by 2010. Within the total market for dental services in the United States, there are, in addition to general dentistry, a number of specialties, including orthodontics (the straightening of teeth and remedy of occlusion), periodontics (gum care), endodontics (root canal therapy), oral surgery (tooth extraction) and pedodontics (care of children's teeth). The dental services market has grown at a compound annual growth rate of approximately 8% from 1980 to 2000, and is projected to grow at a compound annual growth rate of approximately 6% through the year 2010. In contrast to other health care expenditures, dental services are primarily paid for by the patient. According to the U.S. Department of Health and Human Services, in 1998, consumer out-of-pocket expenditures accounted for 48% of the payment for dental services, compared to 16% for other medical services.

     Management believes that the growth in the dental industry has largely been driven by four factors: (i) an increase in the availability and types of dental insurance; (ii) an increasing demand for dental services from an aging population; (iii) the evolution of technology which makes dental care less traumatic; and (iv) an increased focus on preventive and cosmetic dentistry.

     Concerns over the accelerating cost of health care have resulted in the increasing importance of various forms of insurance coverage in the dental industry. The National Association of Dental Plans ("NADP") estimates that 153 million people, or 56% of the U.S. population was covered by some form of dental care plan in 1999, compared to 47% of the population that had dental insurance in 1995. These insurance plans include indemnity insurance, preferred provider ("PPO") plans and capitated managed care plans. Patients covered by indemnity insurance plans typically are charged the same fees for dental services that are charged to uninsured patients. Under a PPO plan, the dentist charges a discounted fee for each service based on a fee schedule negotiated with the insurance provider. Capitated managed care plans provide a fixed monthly fee for each enrolled member that selects the dentist as his or her dental care provider, plus supplemental or patient co-payments based on the type of service provided. According to the NADP, of the estimated 153 million people covered by dental benefits in 1999, approximately 43% were covered by indemnity plans, 39% were covered by PPO plans and 18% were enrolled in capitated managed care programs.

Business Strategy

     The Company's strategy is to develop integrated networks for the provision of a broad range of dental services that provide high-quality, cost-effective dental care in target markets. Key elements of this strategy are to:

          Provide High-Quality, Comprehensive, One-Stop Family Dental Health Care. The prototypical Castle Dental Center provides general dentistry as well as a full range of dental specialties (including orthodontics, pedodontics, periodontics, endodontics, oral surgery and implantology), thereby allowing the majority of specialty referrals to remain in-house within the Company's network of facilities. By bringing together multi-specialty dental services within a single practice, the Company is able to realize operating efficiencies and economies of scale and to promote increased productivity, higher utilization of professionals and facilities, and the sharing of dental specialists among multiple locations. The Company's practice model also incorporates quality assurance and quality control programs, including peer review and continuing education and technique enhancement. The Company believes that its multi-specialty strategy differentiates it from both individual and multi-center practices that typically offer only general dentistry, orthodontics or other single specialty dental services.

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

Dental Network Development

     Prior to 1999, the Company expanded into new markets through the acquisition of multi-location group dental practices. Once the market entry acquisition was made, the Company expanded within its target markets primarily through the de novo development of new dental centers. During 1999 and 2000, the Company expanded solely through the development of de novo centers and did not complete any acquisitions of dental practices. In 2000, four de novo dental centers were opened, four dental centers were closed and two dental centers in Houston were consolidated into a new dental center. The Company developed no new dental centers in 2001 and has no plans to develop any de novo dental centers in 2002. In 2001, as part of its restructuring and cost reduction program, the Company closed or consolidated 10 unprofitable or under performing dental centers, 6 of which were de novo centers that had been built in 1998 and 1999.

De novo Development

     The Company has opened 33 newly developed dental centers since 1997; seven in Houston, four in Austin, five in Dallas/Fort Worth, five in San Antonio, two in Corpus Christi, Texas, seven in Nashville, Tennessee and three in the Tampa/Clearwater area in Florida. All of the new centers were located in leased facilities in neighborhood retail shopping centers areas. Development of each de novo dental center cost approximately $315,000 in leasehold improvements, signage, and dental and office equipment, depending primarily on the size of the dental facility. All new dental centers in the Company's existing markets utilize the Castle Dental Centers name and logo. Six of the de novo dental centers were closed in 2001 as part of the restructuring and cost reduction program that was implemented in the first quarter of that year. The Company is continually monitoring the performance of all its dental centers to determine if additional closings will be necessary.

     The Company expanded through development of de novo dental centers in existing markets because management believes that opening new dental centers that conform to the Company's operating model is more effective in creating brand awareness and increasing market share in existing markets than acquiring dental practices that have different operating characteristics. In addition, the cost of building and equipping a new dental center has generally been less than the cost of acquiring dental centers. Due to the lack of capital necessary for continued expansion, the Company ceased development of new dental centers in early 2000, and did not have any centers under construction at December 31, 2001. Until the Company's liquidity improves, the Company anticipates that it will not open or acquire any additional dental centers, although the Company may refurbish or relocate existing dental centers based on the availability of capital to do so.

Management Services Agreement

     The Company has entered into a management services agreement with each of its affiliated dental practices pursuant to which the Company becomes the exclusive manager and administrator of all non-dental services relating to the operation of the practice. The amount of the management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the Company is paid a monthly management fee comprised of three components: (i) the costs incurred by it on behalf of the affiliated practice; (ii) a base management fee in an amount ranging from 12.5% to 20.0% of adjusted gross revenues; and (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in each agreement. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated practice and (ii) a management fee in an amount ranging from 15.0% to 30.0% of net patient revenues. With respect to three of the California professional corporations, the Company is paid a bonus equal to 30% of patient revenues in excess of average monthly patient revenues over the prior two-year period. The amount of the management fee is reviewed by the Company and the affiliated dental practice not less frequently than annually in order to determine whether such fee should be adjusted, up or down, to continue to reflect the fair value of the management services rendered by the Company.

     The obligations of the Company under its management services agreements include assuming financial and other responsibility, for the following (subject to limitations imposed by applicable state law): facilities, equipment and supplies; advertising, marketing and sales; training and development; operations management; provision of support services; risk management and utilization review; application and maintenance of applicable local licenses and permits; negotiation of contracts between the affiliated dental practice and third parties, including third-party payors, alternative delivery systems and purchasers of group health care services; establishing and maintaining billing and collection policies and procedures; fiscal matters, such as annual budgeting, maintaining financial and accounting records, and arranging for the preparation of tax returns; and maintaining insurance. The Company does not assume any authority, responsibility, supervision or control over the provision of dental services to patients or for diagnosis, treatment, procedure or other health care services, or the administration of any drugs used in connection with any dental practice.

     The typical management services agreement is for an initial term of 25 to 40 years, and is automatically renewed for successive five-year terms unless terminated at least 90 days before the end of the initial term or any renewal term. As part of the management services agreement, the Company requires that the majority shareholder of the affiliated dental practice execute an option agreement that grants the Company's designee the right to acquire all the shareholder's interest in the practice at a nominal cost. Upon the occurrence of certain events, the Company can exercise the option at any time with 10 days written notice. The Company may nominate without restriction any licensed dentist as its designee and may transfer the option at any time to any qualified person, subject to applicable state regulations governing the practice of dentistry. The management services agreement does not limit the number of times that the option may be exercised. At December 31, 2001, each of the Company's affiliated dental practices was wholly owned by an individual dentist. Additionally, the management services agreement may be terminated by the Company or the affiliated dental practice only in the event of default in the performance of the material duties of the non-terminating party.

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

     Since its formation, the Company has adapted its locations to accommodate the full range of dental specialties, where feasible. The Company believes the application of its method of designing and locating dental centers will facilitate the expansion of services offered by the acquired practices. Where a dental center is not able, due to limitations of floor space, zoning or other reasons, to accommodate new services or specialists, the Company may seek to relocate such dental center to a more desirable retail location as soon as practicable.

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

     The Company's typical orthodontic payment plan consists of no initial down payment and equal monthly payments during the term of treatment of $98 per month, with an average contract period of approximately 26 months. After consultation with the orthodontic staff at the initial visit, the patient signs a contract outlining the terms of the treatment, including the anticipated length of treatment and the total fees. The number of required monthly payments is fixed at the beginning of the case and corresponds to the anticipated number of monthly treatments. In 1999, the Company adopted a payment policy requiring that new orthodontic patients arrange for an automatic monthly bank draft.

Quality Assurance

     Affiliated dental practices are solely responsible for all aspects of the practice of dentistry. The Company has responsibility for the business and administrative aspects of the practices and exercises no control over the provision of dental services. The Company's management structure is designed to assist its affiliated dental practices in their recruiting and professional training. The Company expects that the increased visibility of the Company, the ability to offer career paths previously unavailable to dentists and the ability to recruit for multiple markets will give it an advantage in recruiting and retaining dentists. In addition, the Company believes that the ability to offer dentists in private practice the chance to practice in an environment where they do not assume capital risks and administrative burdens normally associated with private practice will make joining the Company an attractive choice for private practitioners.

Sales and Marketing

     The Company has established a consistent national identity for its business and utilizes the "Castle Dental Centers" name and logo at all its dental centers. As of December 31, 2001, the Castle Dental Centers name had been implemented at all affiliated locations except for two dental centers in California. The Company applies traditional retail principles of business to the provision of dental care. These principles include network development, extended hours of operation, location optimization, signage, customized treatment schedules, affordable fees and payment plans. The Company uses both print advertising and professionally produced broadcast advertising to market its dental services to potential patients.

     The Company has also established a national telemarketing system in Houston, Texas to field calls generated by advertising, to confirm upcoming scheduled patient visits and to encourage patients to return for follow-up visits. The national telemarketing system is based on a national 800 number (1-800-TO SMILE) and utilizes state-of-the-art software to identify patients and direct them to the nearest Company operated dental center. The telemarketers can enter all relevant information into the practice management information system for patients making appointments for an initial visit, including pre-screening patients for insurance and other credit information.

Managed Care Contracts

     The Company negotiates, on behalf of its affiliated dental practices, contracts with dental healthcare maintenance organizations, insurance companies, self insurance plans and other third-party payers pursuant to which services are provided on some type of discounted fee-for-service or capitated basis. Under capitated contracts the affiliated dental practice receives a predetermined amount per patient per month in exchange for providing certain necessary covered services to members of the plan. Usually, the capitated plans also provide for supplemental payments and/or co-payments by members for certain higher cost procedures such as crowns, root canal therapy and dentures. These contracts typically result in lower average fees for services than the usual and customary fees charges by the Company's affiliated dental practices and may, in certain instances, expose the Company to losses on contracts where the total revenues received are less than the costs of providing such dental care. The Company generally bears the risk of such loss because it consolidates the financial results of its affiliated dental practices. However, most of these contracts are cancelable by either party on 60 to 90 days written notice thereby reducing the risk of long-term adverse impact on the Company.

     At December 31, 2001, the Company and its affiliated dental practices maintained an aggregate of 41 capitated managed care contracts covering approximately 172,000 members. Capitation fees, including supplemental fees and excluding co-payments by members, totaled $9.6 million, or approximately 9.8% of net patient revenues in 2001. One managed care contract with a national insurance company accounted for $7.2 million in revenues ($3.6 million in capitation payments and $3.6 million in patient co-payments) in 2001, equal to 7.4% of total net patient revenues. The Company periodically evaluates its capitated managed care contracts by comparing the average reimbursement per procedure plus the total capitation fees per contract to the usual and customary fees charged by the affiliated dental practice. If the aggregate reimbursement percentage for the capitated contract exceeds 55% of the usual and customary fees, the Company believes that the incremental costs of providing covered services are being recovered. Management believes that capitated managed care contracts, in the aggregate, are profitable, however, the Company plans to selectively review its contracts with managed care companies in order to improve the financial performance of these plans and to limit the growth of enrolled members in such plans to levels no higher than at year-end 2001.

Competition

     The dental care industry is highly fragmented, comprised principally of sole practitioners and group practices of dental and orthodontic services. The dental practice management industry is subject to continuing changes in the provision of services and the selection and compensation of providers. The Company is aware of several dental practice management companies, both publicly-traded and privately owned, that it competes with in its markets. Publicly traded dental practice management companies that compete with the Company include Monarch Dental Corporation, American Dental Partners, Inc., Interdent, Inc., and Coast Dental Services, Inc., as well as others. Certain of these competitors are larger and better capitalized, may provide a wider variety of services, may have greater experience in providing dental care management services and may have longer established relationships with buyers of such services.

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

Management Information Systems

     During 1999, the Company completed the integration of the dental practice management systems in all its dental centers into a single practice management system, provided by a third party, that is centralized in Houston. This system monitors and controls patient treatment, scheduling, invoicing of patients and insurance companies, productivity of clinical staffs and other practice related activities. During the third quarter of 1999 the Company implemented a web-based purchase order system to enable management to monitor and control dental and office supplies purchasing.

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

     Every state imposes licensing and other requirements on individual dentists and dental facilities and services. In addition, federal and state laws regulate health maintenance organizations and other managed care organizations for which dentists may be providers. Consequently the Company may become subject to compliance with additional laws, regulations and interpretations or enforcement thereof. The ability of the Company to operate profitably will depend in part upon the Company and its affiliated dental practices obtaining and maintaining all necessary licenses, certifications and other approvals and operating in compliance with applicable health care regulations.

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

     Significant prohibitions against physician self-referrals, including those by dentists, for services covered by Medicare and Medicaid programs were enacted, subject to certain exceptions, by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II" amended prior physician and dentist self-referral legislation known as "Stark I" (which applied only to clinical laboratory referrals) by dramatically enlarging the list of services and investment interests to which the referral prohibitions apply. Effective January 1, 1995 and subject to certain exceptions, Stark II prohibits a physician or dentist or a member of his immediate family from referring Medicare or Medicaid patients to any entity providing "health services" in which the physician or dentist has an ownership or investment interest, or with which the physician or dentist has entered into a compensation arrangement, including the "physician's or dentist's" own group practice unless such practice satisfies the group practice exception. The designated health services include the provision of clinical laboratory services, radiology and other diagnostic services (including ultrasound services), radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, certain equipment and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. A number of states also have laws that prohibit referrals for certain services such as x-rays by dentists if the dentist has certain enumerated financial relationships with the entity receiving the referral, unless an exception applies.

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

Employees

     As of December 31, 2001, the Company and its affiliated dental practices employed approximately 1,240 administrative and dental office personnel on a full-time or part-time basis, and the affiliated dental practices employed approximately 190 general dentists and specialists on a full-time or part-time basis. The affiliated dental practices generally enter into employment or independent contractor agreements with their affiliated dentists. The Company believes that its relations with its employees are good.

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

Item 2. Properties

  The Company leases approximately 10,000 square feet of space for executive, administrative, sales and marketing and operations offices in Houston, Texas. The lease expires in July 2006 and is subject to renewal options.

  All of the Company's existing dental centers are leased. Two of the dental centers are owned by an affiliate of the Company and one dental center is owned by a former director of the Company. On March 31, 2002, the Company closed the dental center leased from the former director and is negotiating the termination of the lease, which runs through December 2005.

  The Company intends to lease centers or enter into build-to-suit arrangements with third parties for dental centers to be leased by the Company. Certain leases provide for fixed minimum rentals and provide for additional rental payments for common area maintenance, insurance and taxes. The leases carry varying terms expiring between 2002 and 2011 excluding options to renew.

  The majority of the centers are located in retail locations. The Company believes that its leased facilities are well maintained, in good condition and adequate for its current needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

Item 3. Legal Proceedings

  In December 1998, a dentist with whom the Company had entered into an agreement to acquire his dental practice filed a demand for arbitration alleging that the Company is liable for damages resulting from the failure to complete the transaction. In August 2000, the arbitrator found that the subsidiaries had breached a contractual agreement to complete the acquisition and awarded the plaintiffs actual damages and costs of $442,000. In August 2000, the arbitrator awarded the plaintiffs an additional $666,000 for attorney fees and costs, resulting in a total judgment of $1,108,000 against the Company's subsidiaries. This amount, as well as additional legal expenses incurred by the Company, was included in the litigation expenses of $1.5 million recorded in June 2000. None of the judgment amount awarded to the plaintiffs has been paid as of April 15, 2002, although the Company has reached a tentative agreement with the plaintiff to pay the judgment over a fifty-month period after receiving agreement from its senior bank creditors to make such payments.

  In October 2001, the former owners of Dental Centers of America filed suit in Bexar County, Texas alleging that the Company breached a letter agreement offering payment as settlement for past due amounts on two subordinated promissory notes that were part of the purchase consideration for Dental Centers of America. In March 2002, the plaintiffs obtained a judgment for $625,000 plus interest and attorneys' fees, against the Company. The Company is currently involved in settlement negotiations with the plaintiffs and none of the judgment award has been paid as of April 15, 2002.

  The Company also is a defendant in two lawsuits with landlords of two leased properties that were abandoned by the Company in 2001 as part of its restructuring plan. The leases had remaining terms of 42 and 68 months at monthly rental rates of $3,800 and $4,700, respectively, at the time the Company stopped paying rent on the leases. The Company is attempting to negotiate settlements with the landlords.

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

Item 4.  Submission of Matters to a Vote of Security Holders

  None

PART II

Item 5.  Market For  Registrant's Common Equity and Related Stockholder Matters

  Prior to April 2001, the Company's common stock was traded in the over-the-counter market and quoted on the Nasdaq National Market. Currently, the Company's common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol "CASL.OB." The following table presents the quarterly high and low sale prices as reported by the Nasdaq National Market and, for periods after April, 2001, the quarterly high and low bid prices as reported by the OTC Bulletin Board. These quotations reflect the inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                          High       Low
                                          ----       ----
  2000:
  ----
  First Quarter......................     4.88       2.31
  Second Quarter.....................     4.00       1.50
  Third Quarter......................     3.25       1.88
  Fourth Quarter.....................     2.00       0.19

  2001:
  ----
  First Quarter......................     0.38       0.13
  Second Quarter.....................     0.28       0.10
  Third Quarter......................     0.29       0.19
  Fourth Quarter.....................     0.20       0.07

  As of March 31, 2002, there were 6,417,206 shares of the Company's Common Stock outstanding held by approximately 42 stockholders of record. The Company believes there are approximately 1,000 beneficial owners of the Common Stock.

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

                                                                                     Year Ended December 31,
                                                                 -----------------------------------------------------------------
                                                                   1997         1998           1999        2000          2001
                                                                 --------      ------          ----        -----         ----
                                                                                (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net patient revenues.......................................      $ 46,225      $  74,823    $  102,701   $ 106,023    $  97,924
Expenses:
  Dentist salaries and other professional costs............        11,325         18,516        26,984      28,384       27,091
  Clinical salaries........................................        10,248         16,612        21,408      20,795       19,956
  Dental supplies and laboratory  fees.....................         4,335          7,197         9,641      11,730       11,760
  Rental and lease expenses................................         2,590          4,091         6,203       7,608        6,433
  Advertising and marketing................................         2,033          2,763         3,650       3,847        3,283
  Depreciation and amortization............................         1,987          3,535         5,792       6,796        6,593
  Other operating expenses.................................         2,467          4,431         6,154       7,344        8,016
  Bad debt expenses........................................         1,847          2,545         4,160      15,325        4,948
  Restructuring costs and other charges....................            --             --            --          --        2,329
  General and administrative...............................         5,929          8,145        10,909      13,128       11,291
  Asset impairment.........................................             -              -             -       3,567        2,929
                                                                 --------      ---------    ----------   ---------    ---------
      Total expenses.......................................        42,761         67,835        94,901     118,524      104,629
                                                                 --------      ---------    ----------   ---------    ---------
  Operating income (loss)..................................         3,464          6,988         7,800     (12,501)      (6,705)
  Litigation settlement....................................             -              -         1,366       1,495            -
  Interest expenses........................................         2,937          1,969         4,369       7,751        7,960
  Other (income) expenses..................................           (84)           (57)           34         (28)         (68)
                                                                 --------      ---------    ----------   ---------    ---------
  Income (loss) before provision (benefit) for income
    taxes, extraordinary loss and cumulative effect
    of change in accounting principle......................           611          5,076         2,031     (21,719)     (14,597)
  Provision (benefit) for income taxes.....................           200          1,490           835      (2,595)           -
                                                                 --------      ---------    ----------   ----------   ---------
  Income (loss) before extraordinary loss and
    cumulative effect of change in accounting principle....           411          3,586         1,196     (19,124)     (14,597)
  Extraordinary loss.......................................        (3,195)             -             -           -            -
  Cumulative effect of change in accounting principle......             -              -             -           -         (250)
                                                                 --------      ---------    ----------   ---------    ---------
  Net income (loss)........................................        (2,784)         3,586         1,196     (19,124)     (14,847)
  Preferred stock dividends (1)............................        (1,930)             -             -           -            -
                                                                 --------      ---------    ----------   ---------    ---------
  Net income (loss) attributable to common stock...........      $ (4,714)     $   3,586    $    1,196   $ (19,124)   $ (14,847)
                                                                 ========      =========    ==========   =========    =========

Income (loss) per common share:
  Basic and diluted:
  Income (loss) before extraordinary loss and
    cumulative effect of change in accounting principle....      $   0.10      $    0.54    $     0.18   $   (2.96)   $   (2.27)
Extraordinary loss.........................................         (0.78)            --            --          --           --
Cumulative effect of change in accounting principle........            --             --            --          --        (0.04)
                                                                 --------      ---------    ----------   ---------    ---------
   Net income (loss).......................................      $  (0.68)     $    0.54    $     0.18   $   (2.96)   $   (2.31)
                                                                 ========      =========    ==========   =========    =========
Weighted average number of common and common equivalent
shares outstanding
    Basic..................................................         4,100          6,586         6,825       6,451        6,417
                                                                 ========      =========    ==========   =========    =========
    Diluted................................................         4,132          6,608         6,850       6,451        6,417
                                                                 ========      =========    ==========   =========    =========

                                                                                     Year Ended December 31,
                                                                 ---------------------------------------------------------------
                                                                   1997          1998         1999         2000           2001
                                                                   ----          ----         ----         ----           ----
                                                                                         (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents..................................      $  2,908      $   695      $     59     $     901      $  3,979
Working capital (deficit)..................................         3,917       10,345        15,768       (62,259)      (67,843)
Total assets...............................................        44,513      100,035       114,982        95,386        84,082
Long-term debt, less current portion.......................         3,659       44,937        53,996           429            16
Redeemable preferred stock.................................         1,550            -             -             -             -
Total stockholders' equity.................................        31,113       36,397        37,163        18,039         3,192

(1) The Company recorded a non-cash dividend to accrete the Series A Convertible Preferred Stock and Series C Convertible Preferred Stock to their estimated fair value.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

  The Company manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, Tennessee and California. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks by entering into management services agreements with affiliated dental practices to provide on an exclusive basis management and administrative services to affiliated dental practices. As of December 31, 2001, the Company provided management services to 88 dental centers with approximately 190 affiliated dentists, orthodontists and other dental specialists.

  Certain of the affiliated dental practices derive a significant portion of their revenues from managed care contracts, preferred provider arrangements and other negotiated price agreements. While the Company generally negotiates the terms and conditions of managed care contracts, preferred provider arrangements and other negotiated price agreements, the affiliated dental practices are the contracting parties for all such relationships, and the Company is dependent on its affiliated dental practices for the success of such relationships. The Company generally bears the risk of loss resulting from any such arrangements because it consolidates the financial results of its affiliated dental practices. However, most of these contracts are cancelable by either party on 60 to 90 days written notice, thereby reducing the risk of long-term adverse impact on the Company.

  At December 31, 2001, the Company and its affiliated dental practices maintained an aggregate of 41 capitated managed care contracts covering approximately 172,000 members. Capitation fees, excluding supplemental fees and co-payments by members, totaled $9.6 million, or approximately 9.8% of net patient revenues in 2001. One managed care contract with a national insurance company accounted for $7.2 million in revenues ($3.6 million in capitation payments and $3.6 million in patient co-payments) in 2001, equal to 7.4% of total net patient revenues. The Company periodically evaluates its capitated managed care contracts by comparing the average reimbursement per procedure plus the total capitation fees per contract to the usual and customary fees charged by the affiliated dental practice. If the aggregate reimbursement percentage for the capitated contract exceeds 55% of the usual and customary fees, the Company believes that the incremental costs of providing covered services are being recovered. Management believes that capitated managed care contracts, in the aggregate, are profitable and the Company will continue to contract with capitated managed care providers on a case-by-case basis.

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

Results of Operations

  The following table sets forth the percentages of patient revenues represented by certain items reflected in the Company's Statements of Operations. The information that follows represents historical results of the Company and does not include pre-acquisition results of the dental practices that the Company has acquired. The Company did not acquire any dental practices in the period from 1999 through 2001 although it did acquire, in March 2000, the 20% minority interest in its California subsidiary that it did not previously own.


                                                                                  Year Ended December 31,
                                                                           -----------------------------------
                                                                             1999          2000         2001
                                                                           ----------  -----------  ----------
Net patient revenues....................................................     100.0%       100.0%      100.0%
Expenses:
    Dentist salaries and other professional costs.......................      26.3%        26.8%       27.7%
    Clinical salaries...................................................      20.8%        19.6%       20.4%
    Dental supplies and laboratory fees.................................       9.4%        11.1%       12.0%
    Rental and lease expense............................................       6.0%         7.2%        6.6%
    Advertising and marketing...........................................       3.6%         3.6%        3.4%
    Depreciation and amortization.......................................       5.6%         6.4%        6.7%
    Other operating expenses............................................       6.0%         6.9%        8.2%
    Bad debt expense....................................................       4.1%        14.5%        5.1%
    Restructuring costs and other charges...............................        --           --         2.4%
    General and administrative..........................................      10.6%        12.4%       11.5%
    Asset impairment....................................................        --          3.4%        3.0%
                                                                           -------      -------     -------
        Total expenses..................................................      92.4%       111.8%      106.8%
                                                                           -------      -------     -------
  Operating income(loss)................................................       7.6%       -11.8%       -6.8%
  Litigation settlement.................................................       1.3%         1.4%        0.0%
  Interest expense......................................................       4.3%         7.3%        8.1%
                                                                           -------      -------     -------
  Income (loss) before provision (benefit) for income taxes
    and cumulative effect of change in accounting principle.............       2.0%       -20.5%      -14.9%
  Provision (benefit) for income taxes..................................       0.8%        -2.4%        0.0%
                                                                           -------      -------     -------
  Income (loss) before cumulative effect of change in
    accounting principle................................................       1.2%       -18.0%      -14.9%
  Cumulative effect of change in accounting principle...................        --           --        -0.3%
                                                                           -------      -------     -------
  Net income (loss).....................................................       1.2%       -18.0%      -15.2%
                                                                           =======      =======     =======


Twelve Months Ended December 31, 2001 Compared to Twelve Months Ended December 31, 2000

  Net Patient Revenues - Net patient revenues decreased from $106.0 million for the year ended December 31, 2000 to $97.9 million for the year ended December 31, 2001, a decrease of $8.1 million or 7.6%. Patient revenues from dental centers opened for more than one year decreased approximately $3.4 million, or 3.2%, offset slightly by de novo dental centers opened in 2000. The decrease is attributable to the slowdown in general economic activity during 2001 and the lower number of dentists in 2001 compared to the prior year. The closing of 14 dental centers in the last year accounted for $5.0 million of the decrease in revenues.

  Dentist Salaries and Other Professional Costs - Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the year ended December 31, 2001, dentist salaries and other professional costs were $27.1 million, a decrease of $1.3 million, or 4.6% lower than costs of $28.4 million for the year ended December 31, 2000. The decrease is attributable to the closing of 14 dental centers during 2000 and 2001 and the reduction in the number of dentists during the year. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased from 26.8% to 27.7% for the year ended December 31, 2000 and 2001, respectively.

  Clinical Salaries - Clinical salaries decreased from $20.8 million for the year ended December 31, 2000 to $20.0 million for the year ended December 31, 2001, a decrease of $0.8 million or 4.0%, resulting from the closing of 14 dental centers during 2000 and 2001. Expressed as a percentage of net patient revenues, clinical salaries increased slightly from 19.6% for the year ended December 31, 2000 to 20.4% for the year ended December 31, 2001.

  Dental Supplies and Laboratory Fees - Dental supplies and laboratory fees increased from $11.7 million for the year ended December 31, 2000, to $11.8 million for the year ended December 31, 2001, a slight increase of $0.1 million, or 0.3%. Higher laboratory fees resulting from price increases and outsourcing of certain lab functions accounted for the increase. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 11.1% for the year ended December 31, 2000 to 12.1% for the year ended December 31, 2001.

  Rental and Lease Expense - Rental and lease expense decreased from $7.6 million for the year ended December 31, 2000 to $6.4 million for the year ended December 31, 2001, a decrease of $1.2 million, or 15.4%. The decrease resulted from the closing of 14 dental centers in the last year and the provision for rents on closed centers that was recorded in 2000. Expressed as a percentage of net patient revenues, rental and lease expense decreased from 7.2% for the year ended December 31, 2000 to 6.6% for the year ended December 31, 2001.

  Advertising and Marketing - Advertising and marketing expenses decreased from $3.8 million for the year ended December 31, 2000, to $3.3 million in 2001, a decrease of $0.5 million, or 14.7%. Lower expenditures on television advertising, yellow pages advertisements and reduced promotional costs accounted for the decrease. Expressed as a percentage of net patient revenues, advertising and marketing expenses decreased from 3.6% for the year ended December 31, 2000 to 3.4% for the year ended December 31, 2001.

  Depreciation and Amortization - Depreciation and amortization decreased from $6.8 million for the year ended December 31, 2000 to $6.6 million for the year ended December 31, 2001, a decrease of $0.2 million, or 3.0%. The decrease is attributable to the write off of certain intangible expenses and property and equipment in late 2000. Expressed as a percentage of net patient revenues, however, depreciation and amortization increased from 6.4% in the prior year to 6.7% for the year ended December 31, 2001.

  Other Operating Expenses - Other operating expenses increased from $7.3 million for the year ended December 31, 2000, to $8.0 million for the year ended December 31, 2001, an increase of $0.7 million or 9.2%. The increase is attributable primarily to higher insurance costs, management recruiting expenses and third-party financing costs. Expressed as a percentage of net patient revenues, other operating expenses increased from 6.9% for the year ended December 31, 2000 to 8.2% for year ended December 31, 2001.

  Bad Debt Expense - Bad debt expense of $4.9 million for the year ended December 31, 2001 decreased by $10.4 million, or 67.7%, from $15.3 million for the year ended December 31, 2000. In 2000, the Company changed its estimates for the collectibility of certain categories of accounts receivable resulting in additional charges of $7.9 million on billed accounts receivable and $2.1 million of unbilled accounts receivable from orthodontic patients. Excluding these charges, bad debt expense, expressed as a percentage of net patient revenues increased slightly, from 5.0% for the year ended December 31, 2000 to 5.1% for the year ended December 31, 2001.

  Restructuring Costs and Other Charges - For the year ended December 31, 2001 the Company recorded restructuring costs and other charges of $2.3 million including severance costs, remaining lease obligations on closed offices and legal and professional fees related to the implementation of the plan to improve operating results and restructure the Company's credit facilities. (See Note 4 of Notes to Consolidated Financial Statements)

  General & Administrative - General and administrative expenses decreased from $13.1 million for the year ended December 31, 2000, to $11.3 million for the year ended December 31, 2001, a decrease of $1.8 million, or 14.0%. The decrease is attributable to reductions in corporate and regional overhead costs and the reorganization of field management during 2001. Expressed as a percentage of net patient revenues, general and administrative expense decreased from 12.4% to 11.5% for the years ended December 31, 2000 and 2001, respectively.

  Asset Impairment - For the year ended December 31, 2001 the Company recorded a $2.9 million asset impairment, resulting primarily from the closing of two dental centers in Texas and Tennessee, a charge to reflect the impairment in value of fixed assets for two under-performing dental centers and the write-off of intangible assets associated with certain acquisitions. As a result, the Company reduced intangible assets by approximately $2.4 million and leasehold improvements by approximately $0.5 million. For the year ended December 31, 2000, the Company recorded a $3.6 million asset impairment, resulting primarily from the closing of six dental offices in Florida, Texas and California, a charge to reflect the impairment in the value of fixed assets for eleven under-performing dental centers, and the write-off of related intangible assets and long-term receivables associated with certain acquisitions. As a result, the Company reduced intangible assets by approximately $1.2 million, leasehold improvements and equipment by approximately $1.7 million, and other assets by approximately $0.7 million

  Litigation settlement - For the year ended December 31, 2000, the Company recorded a $1.5 million charge resulting from an adverse arbitration award in an arbitration proceeding in Los Angeles, California (See Note 5 of Notes to Consolidated Financial Statements).

  Interest Expense - Interest expense increased from $7.8 million for the year ended December 31, 2000 to $8.0 million for the year ended December 31, 2001, an increase of $0.2 million or 2.7%. The increase resulted from the accrual of a full year of default interest related to the various defaults under the Company's credit agreements, offset by lower interest rates during 2001.

  Benefit for Income Taxes -For the year ended December 31, 2000, the Company recorded a benefit for income taxes of $2.6 million against a loss before income taxes of $21.7 million. The benefit for income taxes in fiscal 2000 was reduced by a valuation allowance of approximately $5.2 million that was recorded against the Company's entire deferred tax asset. For the year ended December 31, 2001, the Company did not record a benefit for income taxes against a pre-tax loss of $14.6 million as the benefit was reduced by a valuation allowance of approximately $8.9 million. The Company's valuation allowance for both periods was recorded as there is no assurance the Company will be able to realize the tax asset in future periods.

  Cumulative Effect of Change in Accounting Principle - During September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the implementation of SFAS 133 until the fiscal year ending December 31, 2001. The Company implemented SFAS 133 effective January 1, 2001. In July 2000, the Company entered into a swap agreement with a bank. The term of the swap contract expired July 10, 2001. The cumulative effect of the accounting change as of January 1, 2001, was a charge of $0.3 million, or $0.04 per common share, that was reflected in the first quarter of 2001.

Twelve Months Ended December 31, 2000 Compared to Twelve Months Ended December 31, 1999

  Net Patient Revenues - Net patient revenues of affiliated dental practices increased from $102.7 million for the year ended December 31, 1999, to $106.0 million for the year ended December 31, 2000, an increase of $3.3 million or 3.2%. Approximately $5.4 million of the increase was attributable to the opening of de novo dental centers in Texas, Florida and Tennessee. Patient revenues for dental centers open for more than one year increased approximately $1.2 million, or 1.2%, offset by decreased revenues of approximately $3.3 million from dental centers closed in the last year.

  Dentist Salaries and Other Professional Costs - Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the year ended December 31, 2000, dentist salaries and other professional costs were $28.4 million, an increase of $1.4 million or 5.2% from the comparable period of 1999. The increase was due primarily to the staffing of de novo dental centers and increased dentist compensation resulting from higher net patient revenues. Expressed as a percentage of net patient revenue, dentist salaries and other professional costs increased from 26.3% for 1999 to 26.8% for 2000.

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

  Dental Supplies and Laboratory Fees - Dental supplies and laboratory fees increased from $9.6 million for the year ended December 31, 1999 to $11.7 million for the year ended December 31, 2000, an increase of $2.1 million or 21.7%. The increase is attributable to additional dental supplies required for the opening of de novo dental centers and increased laboratory costs. Expressed as a percentage of net patient revenues, dental supplies and laboratory fees increased from 9.4% in 1999 to 11.1% in 2000.

  Rental and Lease Expense - Rental and lease expense increased from $6.2 million for the year ended December 31, 1999 to $7.6 million for the year ended December 31, 2000, an increase of $1.4 million or 22.7%. Lease expense in 2000 included the accrual of $0.7 million in lease expense on closed dental centers and on properties that are under lease but that will not be built-out due to the Company's plan to reduce capital expenditures. Excluding this charge, rent and lease expense, expressed as a percentage of net patient revenues, increased from 6.0% in 1999 to 6.5% for the comparable 2000 period. This increase is attributable primarily to the addition of de novo dental centers.

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

  General & Administrative Expense - General and administrative expenses increased from $10.9 million for the year ended December 31, 1999, to $13.1 million for the year ended December 31, 2000, an increase of $2.2 million, or 20.3%. Excluding charges of $1.4 million, general and administrative expenses were $11.7 million for the year ended December 31, 2000, 11.0% higher than general and administrative expenses for the year ended December 31, 1999. The charges included investment costs related to the investigations of strategic alternatives, provisions for litigation and severance costs. Furthermore, excluding these charges, general and administrative expenses, expressed as a percentage of net patient revenues, were 11.1% for the year ended December 31, 2000 compared to 10.6% for the prior year.

  Asset Impairment - In the third quarter of 2000, the Company recorded a charge of $1.9 million related to the closing of six dental centers in Florida, California and Texas. The closed offices included two dental centers on the east coast of Florida, two centers in the Los Angeles area, and two centers in Texas. In December 2000, the Company recognized an additional charge of $1.7 million to reflect the impairment in the value of fixed assets for eleven under-performing dental offices.

  Litigation settlement - For the year ended December 31, 2000, the Company recorded a $1.5 million charge resulting from an adverse arbitration award in an arbitration proceeding in Los Angeles, California (See Note 5 of Notes to Consolidated Financial Statements). In the year ended December 31, 1999, litigation expense of $1.4 million resulted from the settlement of a lawsuit filed by the former owner of certain dental practices acquired by the Company in 1996.

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

  Provision (benefit) for Income Taxes - For the year ended December 31, 1999, the Company recorded a provision for income taxes of $0.8 million, resulting from income before income taxes of $2.0 million. For the year ended December 31, 2000, the Company recorded a benefit for income taxes of $2.6 million resulting from a loss before income taxes of $21.7 million. The benefit for income taxes in fiscal 2000 was reduced by a valuation allowance of approximately $5.2 million that was recorded against the Company's entire deferred tax asset because there is no assurance that the Company will be able to recognize the tax asset in the future. Accordingly, the benefit for income taxes recorded in the 2000 was limited to 11.9% of the loss before income taxes compared to an effective tax rate of 41.1% recorded in the prior year.

Liquidity and Capital Resources

  Historically the Company has relied on cash flow from operations and borrowings on its senior credit facility to finance its operations, and on a combination of bank borrowings, the issuance of Company common stock and subordinated seller notes, and the assumption of certain debt and lease obligations to finance its acquisitions.

  At December 31, 2001 the Company had a net working capital deficit of $67.8 million, resulting primarily from the classification as a current liability of $45.2 million of outstanding borrowings under the Company's senior bank credit facility, $15.0 million in senior subordinated note and convertible note agreements (see below) and $2.9 million in other subordinated notes. Current assets consisted of cash and cash equivalents of $4.0 million, billed and unbilled accounts receivable of $7.7 million and $1.4 million of prepaid expenses and other current assets. Current liabilities totaled $80.9 million, consisting of $17.0 million in accounts payable and accrued liabilities, $63.8 million in current maturities of long-term debt and $0.1 million of deferred compensation payable to a stockholder.

  For the year ended December 31, 2001, cash provided by operating activities was approximately $4.4 million compared $3.5 million in 2000. In 2001, cash used in investing activities amounted to $0.9 for capital expenditures to maintain the existing dental centers. For the year ended December 31, 2000, cash used in investing activities was $8.3 million, consisting of $5.0 million to acquire the remaining 20% minority interest in the Company's California subsidiary and $3.3 million for capital expenditures. For the year ended December 31, 2001, cash used in financing activities amounted to $0.4 million in repayment of debt. For the year ended December 31, 2000, cash provided by financing activities totaled $5.7 million representing $16.9 million in proceeds from long-term debt offset partially by $9.1 million in repayments of long-term debt and capital lease obligations, payment of $1.3 million in debt issuance costs and $0.8 million reduction in bank overdrafts.

  During 2001, the Company's principal sources of liquidity consisted primarily of cash, cash equivalents and accounts receivable. The Company incurred losses of $19.1 million in 2000 and $14.8 million in 2001, and, as a result, has not been in compliance with certain financial covenants of the Credit Agreement, the Subordinated Note Agreement and the Convertible Note Agreement since June 30, 2000 (collectively the "Debt Agreements").

  The Credit Agreement provides for borrowings up to $55.0 million and matures November 2002. Advances under the Credit Agreement required quarterly interest payments only through March 2001 at which time principal became payable quarterly based on a five-year amortization with final payment at maturity. Borrowings under the Credit Agreement may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon either the bank's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to the EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. At December 31, 2001, $45.2 million was outstanding under the Credit Agreement. In November 2001, the Credit Agreement became a term note, therefore additional borrowings under the agreement are not available.

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

  As a result of losses incurred in the 2000 and 2001, the Company has not been in compliance with the financial covenants of the Debt Agreements since June 30, 2000. At December 31, 2001, approximately $45.2 million in senior debt and $15.0 million in subordinated debt were outstanding under the Debt Agreements in addition to approximately $3.5 million in other outstanding subordinated debt. Since the Company is in default under these agreements, all amounts outstanding are subject to acceleration and have been classified as current liabilities.

  The Company has continued to pay interest (other than default interest) on the amounts outstanding under the Credit Agreement, but has not made scheduled principal payments of $11.3 million under the Credit Agreement, nor made interest or principal payments of $5.8 million owed to subordinated creditors since July 2000. During the last half of 2001, the Company negotiated with its creditors and an unrelated third party concerning a potential equity investment and the restructuring of the bank credit facility, the subordinated notes and other Company debt. However, due to the deterioration in operating results in the fourth quarter 2001, the discussions concerning the potential equity investment were terminated in January 2002 and the Company has continued negotiations with the senior and subordinated lenders concerning a forbearance agreement or a restructuring of the Company's debt. However, these negotiations have not resulted in a forbearance agreement or restructuring of the debt as of April 15, 2002. There can be no assurance that the Company's lenders will consent to the restructuring necessary to allow the Company to continue to operate. If the Company and its lenders cannot reach an agreement, it may be necessary for the Company to seek protection under Chapter 11 of the Bankruptcy Code. These factors, among others, indicate that the Company may be unable to continue as a going concern.

  During 2001, the Company implemented a plan to allow it to continue to operate without the need for additional borrowings. Components of this plan included:
(i) reorganization of field management to improve efficiency and reduce regional overhead costs; (ii) reduction in corporate general and administrative costs through job eliminations and reduction in other overhead expenses; (iii) closing of unprofitable and under-performing dental centers; (iv) realignment of accounts receivable management to focus on improved collection of insurance and patient receivables; (v) restructuring of compensation for management to emphasize performance-based incentives; and, (vi) cancellation of further de novo development and reducing capital expenditures to maintenance levels.
While the plan resulted in lower operating costs during the last half of the year, patient revenues were adversely affected by slower general economic activity in the second half of 2001, the negative impact on retail sales caused by the tragic events of September 11, and higher than anticipated attrition of dentists during the year. This resulted in lower than anticipated patient revenues, particularly in the fourth quarter 2001, that resulted in operating losses and severely reduced cash flows.

  For 2002, management plans to focus on: (i) increased hiring of new dentists and improving dentist retention; (ii) continuing to monitor and close unprofitable and under performing dental centers; (iii) refurbishing and modernizing existing dental centers within capital expenditure constraints of $1.5 million; (iv) upgrading dental office management personnel; and (v) improving patient services in order to increase patient retention rates.

  However, there can be no assurance that the these efforts to improve operating results and cash flows will be sufficient to allow the Company to meet its obligations in a timely manner or that the Company's creditors will agree with the its plan. Therefore, there is substantial doubt about the Company's ability to continue in existence.

Critical Accounting Policies

  Management's discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to net patient revenues, accounts receivable, intangible assets and contingent liabilities. The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

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

  Net patient revenues include amounts received from capitated managed care contracts that the Company negotiates on behalf of its affiliated dental practices. Under capitated contracts the affiliated dental practice receives a predetermined amount per patient per month in exchange for providing certain necessary covered services to members of the plan. Usually, the capitated plans also provide for supplemental payments and/or co-payments by members for certain higher cost procedures. These contracts typically result in lower average fees for services than the usual and customary fees charged by the Company's affiliated dental practices and may, in certain instances, expose the Company to losses on contracts where the total revenues received are less than the costs of providing such dental care. The Company generally bears the risk of such loss because it consolidates the financial results of its affiliated dental practices. However, most of these contracts are cancelable by either party on 30 to 90 days written notice thereby reducing the risk of long-term adverse impact on the Company. Fees from capitated contracts totaled $7.4 million, $9.1 million and $9.6 million in 1999, 2000 and 2001, respectively, including supplemental payments and excluding co-payments by members. No single contract amounted to a significant portion of the Company's revenues, as each of the Company's regional operations contracts separately with managed care providers. The Company periodically evaluates its capitated managed care contracts by comparing the average reimbursement per procedure plus the total capitation fees per contract to the usual and customary fees charged by the affiliated dental practice. As of December 31, 2001, the Company did not have a loss in the aggregate related to managed care contracts.

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

  The Company's acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the affiliated dental practices. As part of the purchase allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. In connection with each acquisition, the Company enters into a long-term management services agreement with each affiliated dental practice, which cannot be terminated by either party without cause. The cost of the management services agreement is amortized on a straight line basis over its term, or such shorter period as may be indicated by the facts and circumstances, as described below. Amortization periods of the management services agreements acquired through December 31, 2001 are 25 years.

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

Recent Accounting Pronouncements

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

  On August 16, 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligation". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. These provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

  The Company's financial instruments with market risk exposure are revolving credit borrowings under its Debt Agreements that total $60.2 million at December 31, 2001. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $602,000, or $0.09 per share, on an annual basis. The bank credit facility was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from either the prime interest rate or Eurodollar interest rate.

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

                                                                                             Director
              Name                Age            Position with the Company                     Since
---------------------------------------------------------------------------------------------------------
     James M. Usdan               52     Chief Executive Officer, President and                 2001
                                         Director

     Robert J. Cresci (1)(2)      58     Director                                               1995

     G. Kent Kahle (1)            50     Director                                               1995

     Emmett E. Moore (1)          60     Director                                               1997

     Joseph P. Keane              38     Senior Vice President, Chief Financial
                                         Officer

     John M. Slack                54     Senior Vice President, Chief Administrative
                                         Officer

     Dean A. Clemens              46     Vice President, Chief People Officer

     Tim S. Tiffin                38     Vice President, Chief Information Officer

     Kris A. Kelly                40     Vice President, Marketing & Brand
                                         Management

  ______________________________
     (1)  Member of the Audit Committee.
     (2)  Member of the Compensation Committee.

Board of Directors

     Robert J. Cresci became a director in December 1995. Mr. Cresci has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since September 1990. Mr. Cresci currently serves on the boards of Sepracor, Inc., Aviva Petroleum Ltd., Film Roman, Inc., j2 Global Communications, Inc., Candlewood Hotel Co., Inc., SeraCare life Sciences, Inc., Learn2 Corporation and several private companies. Mr. Cresci received his undergraduate degree from the United States Military Academy at West Point and received his M.B.A. in finance from Columbia University Graduate School of Business.

     G. Kent Kahle became a director in December 1995. He has been a Managing Director of The GulfStar Group, Inc., an investment banking firm, since 1990. From 1982 to 1990 Mr. Kahle held various positions with Rotan Mosle, Inc., most recently as Senior Vice President and Director. He currently serves on the board of Total Safety Corporation, U.S. Legal Support, Inc., and Plassein International Inc. Mr. Kahle has an M. B. A. from The Wharton School of the University of Pennsylvania and an A.B. from Brown University.

     Emmett E. Moore became a director in September 1997. Since June 1999, Mr. Moore has been Chairman of the Board and Chief Executive Officer of MedEvolve, Inc., a provider of internet-based information technology solutions to physicians' offices. From November 1997 until joining MedEvolve, he was engaged in private consulting and investments related to healthcare. From April 1995 until November 1997, Mr. Moore was the Chairman of the Board and Chief Executive Officer of Physicians Resource Group, Inc., a publicly traded ophthalmology practice management company. Mr. Moore received B.B.A., J.D. and M.B.A. degrees from the University of Texas, and is a certified public accountant.

Executive Officers

     The Board elects executive officers annually at its first meeting following the annual meeting of stockholders. Information concerning the executive officers is set forth below.

     James M. Usdan became President, Chief Executive Officer and a director of the Company in July 2001. From 1998 to 2001, Mr. Usdan was President and CEO of NextCare Hospitals, Inc., a provider of long-term acute care hospital services. From 1990 to 1998, Mr. Usdan was President, Chief Executive Officer and a director of RehabCare Group, Inc., a publicly traded physical therapy, rehabilitation staffing and other health care outsourcing services. Mr. Usdan serves on the Boards of Metro 1 Telecommunications, Inc., Physical Rehabilitation Network and is on the advisory boards of Maryville College and the Harvard University School of Public Health. Mr. Usdan received a Bachelor of Arts degree from Harvard College.

     Joseph P. Keane joined the Company as Senior Vice President and Chief Financial Officer in January 2002. During 2000 and 2001, Mr. Keane was Chief Financial Officer of Galaxy.com, LLC, a leading vertical internet directory owned 50/50 by a subsidiary of Fox Entertainment Group and private investors. During 1997-2000, Mr. Keane held the positions of Deputy Commissioner of the Tennessee Department of Insurance and also worked as the Director of Internal Audit for the State of Tennessee. From 1995 to 1997, Mr. Keane worked for Columbia/HCA as an analyst involved in government relations, mergers and acquisitions. Mr. Keane received a Bachelor of Business Administration degree from East Tennessee University and he is a certified public accountant.

     John M. Slack was appointed Senior Vice President and Chief Administrative Officer in January 2002. Mr. Slack joined the Company in December 1995 as Vice President and Chief Financial Officer. From November 1994 through November 1995, he served as Vice President and Chief Financial Officer of Team, Inc., a publicly held environmental services company. From 1985 through August 1994, Mr. Slack was Vice President and Chief Financial Officer of Serv-Tech, Inc., a publicly held industrial services company. Mr. Slack received a B.S. in international economics from Georgetown University in 1969.

     Dean A. Clemens became Vice President and Chief People Officer in October 2001. From 2000 to 2001, Mr. Clemens was a principal of Sharp Solutions, a human resources consulting firm specializing in serving technology businesses. Prior to that, from 1999 to 2000 he was Director of Compensation and Benefits for PhyCor, Inc., a physician practice management and managed care company. From 1996 to 1999, he was Director of Human Resources for Behavioral Healthcare Corporation, an operator of freestanding psychiatric hospitals in 19 states and Puerto Rico. Mr. Clemens received a Bachelor of Science degree from Texas A&M University.

     Tim S. Tiffin became Vice President and Chief Information Officer ("CIO") in September 2000. From 1998 to 2000 Mr. Tiffin served as Senior Vice President-Operations and CIO for First National Net, Inc. an international mortgage field services company. From 1995 to 1998 Mr. Tiffin was CIO of Frontier Engineering, Inc. a Department of Defense contractor with global operations.

     Kris A. Kelly joined the Company as Vice President, Marketing and Brand Management in October 2001. From 1998 to 2001, Ms. Kelly was Director of Marketing for Apple Orthodontix, Inc., a publicly traded practice management company specializing in orthodontia. From 1993 to 1998, Ms. Kelly was Director of Marketing for a leading Primedia magazine, Southwest Art. Ms. Kelly received a Bachelor of Science degree from Oklahoma State University.

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

     Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required during 2001, the Company believes that all of the Company's executive officers and directors complied with Section 16(a) reporting requirements during 2001.

Item 11.  Executive Compensation

Summary Compensation Table

     The following table provides certain summary information concerning compensation earned by each person serving as the Company's Chief Executive Officer at any time during the year ended December 31, 2001 and each of the other executive officers of the Company (the "Named Executive Officers") whose compensation exceeded $100,000 during the year ended December 31, 2001.

                                           Annual Compensation                            Long-term Compensation
                                           -------------------                            ----------------------
                                                             Other Annual     Restricted         Number of         All Other
Name and Principal Position   Year     Salary      Bonus     Compensation    Stock Awards     Options Granted    Compensation
---------------------------   ----     ------      -----     ------------    ------------     ---------------    ------------
                                        ($)         ($)           ($)            ($)                                ($)(1)
James M. Usdan (2).........   2001   $ 146,447       ---              ---             ---          325,000                ---
  Chief Executive
  Officer & President

Ira Glazer (3).............   2001          (4)      ---              ---             ---              ---                ---
  Chief Executive
  Officer

Jack H. Castle, Jr. (5)....   2001     257,140       ---              ---             ---              ---             30,835
  Chief Executive             2000     251,790       ---              ---             ---              ---             30,872
  Officer                     1999     249,925       ---              ---             ---           75,000             32,750

John M. Slack..............   2001     150,000       ---              ---             ---              ---              9,912
  Senior Vice President,      2000     150,000       ---              ---             ---              ---              9,912
  Chief Administrative        1999     144,231       ---              ---             ---           50,000              7,407
  Officer

  (1) Other compensation paid to Mr. Castle and Mr. Slack in 1999, 2000 and 2001 consisted of automobile allowances. During this period, Mr. Castle also received the benefit for payments on life insurance contracts of which he is the owner.
  (2)  Mr. Usdan was appointed as Chief Executive Officer on July 1, 2001.
  (3) Mr. Glazer served as Chief Executive Officer from February 15, 2001 through June 30, 2001.
  (4) Mr. Glazer received no direct compensation from the Company. During the period that he served as Chief Executive Officer, his employer, Getzler & Co., was paid $400,000 for his services as Chief Executive Officer.
  (5)  Mr. Castle resigned as Chief Executive Officer on February 15, 2001.

Stock Options

     The following table reflects certain information regarding stock options granted to the Named Executive Officers during 2001.



                                                  Individual Grants
                          ------------------------------------------------------------  Potential Realizable Value at
                                                                                        Assumed Annual Rates of Stock
                            Number of                                                   Price Appreciation for Option
                            Securities     Percent of Total                                          Term
                            Underlying     Options Granted
                             Options         to Employees    Exercise    Expiration
Name                         Granted           in 2001         Price        Date            5% ($)         10% ($)
----                         -------           -------         -----        ----            ------         -------
  James M. Usdan             325,000             100.0%        $0.21       7/1/11         $42,922        $108,773

Aggregate Option Exercises in 2001 and Year-End 2001 Option Values

  The following table reflects certain information concerning the number of unexercised options held by the Named Executive Officers and the value of such officers' unexercised options as of December 31, 2001. The Named Executive Officers exercised no options during the year ended December 31, 2001.

                                                                          Number of              Value of Unexercised
                                                                   Unexercised Options        "In-the-Money" Options
                                Shares                             at December 31, 2001      at December 31, 2001 (1)
                               Acquired                            --------------------     ---------------------------
          Name               on Exercise      Value Realized    Exercisable  Unexercisable  Exercisable   Unexercisable
          ----               -----------      --------------    -----------  -------------  -----------   -------------
James M. Usdan...........         0                 $0                    0        325,000       $0             $0
Ira Glazer...............         0                  0                    0              0        0              0
Jack H. Castle, Jr.......         0                  0               37,500         37,500        0              0
John M. Slack............         0                  0              106,500         43,500        0              0

   (1) Options are "in-the-money" if the closing market price of the Company's Common Stock exceeds the exercise price of the options. The exercise price of the options granted to the Named Executive Officers ranges from $0.21 to $13.00 per share. None of the options granted to the Named Executive Officers were "in-the-money" at December 31, 2001.

Compensation Committee Interlocks and Insider Participation

   In 2001, the members of the Compensation Committee were Elizabeth A. Tilney and Robert J. Cresci. Ms. Tilney resigned from the board of directors in February 2001. Mr. Cresci is a party to certain transactions with the Company. See "Certain Relationships and Related Transactions."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

     The following table sets forth information as of March 31, 2002 with respect to beneficial ownership of the Company's Common Stock by (i) each director, (ii) each executive officer that owned the Company's Common Stock,
(iii) the executive officers and directors as a group, and (iv) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its voting securities. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                                     Number of        Percentage
                                                                       Shares          of Shares
                                                                    Beneficially     Beneficially
               Name and Address of Beneficial Owner                    Owned             Owned
               ------------------------------------                    -----             -----
Jack H. Castle, Jr. (1)(2)......................................         1,365,500        21.1%

Jack H. Castle, D.D.S. (2)(3)...................................           974,000        15.2

Loretta Castle (2)(3)...........................................           974,000        15.2

Castle Interests, Ltd. (2)
1360 Post Oak Boulevard,
Suite 1300, Houston, Texas 77056................................           514,000         8.0

Pecks Management Partners, Ltd. (4)
One Rockefeller Plaza, Suite 900
New York, New York 10020........................................           913,243        14.2

Robert J. Cresci (5)............................................           933,243        14.5

Goldman, Sachs & Co.
85 Broad Street
New York, New York 10004........................................           520,599         8.1

James M. Usdan (6)..............................................            90,000         1.4

G. Kent Kahle (7)...............................................            33,750           *

John M. Slack (8)...............................................           121,000         1.9

Emmett E. Moore (9).............................................            20,000           *
                                                                         ---------
All directors and executive officers as a group (7 persons) (10)         2,563,493        38.7%
----------------------------------------------------------------------------------------------

_______________
 *   Less than 1%
(1) Includes 714,000 shares held by the Castle 1995 Gift Trust f/b/o Jack H. Castle, Jr., of which Mr. Castle is Trustee. Includes options to acquire 37,500 shares of Common Stock issued under the Castle Dental Centers, Inc. Omnibus Stock and Incentive Plan (the "Plan"), which are exercisable within 60 days. Excludes options to acquire 37,500 shares of Common Stock which are not exercisable within 60 days.

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

(5) Includes all shares deemed to be beneficially owned by Pecks, of which Mr. Cresci is a Managing Director. As a result, Mr. Cresci may be deemed to share voting and investment power with respect to such shares. Mr. Cresci disclaims beneficial ownership of such shares. See note 4 above. Also includes options to acquire 20,000 shares of Common Stock under the Directors' Plan which are exercisable within 60 days. Excludes options to acquire 5,000 shares of Common Stock which are not exercisable within 60 days.

(6) Excludes options to acquire 325,000 shares of Common Stock, which are not exercisable within 60 days.

(7) Includes options to acquire 17,500 shares of Common Stock under the Directors' Plan which are exercisable within 60 days. Excludes options to acquire 15,000 shares of Common Stock which are not exercisable within 60 days.

(8) Includes options to acquire 106,500 shares of Common Stock issued under the Plan which are exercisable within 60 days. Excludes options to acquire 43,500 shares of Common Stock which are not exercisable within 60 days.

(9) Includes options to acquire 20,000 shares of Common Stock issued under the Directors' Plan which are exercisable within 60 days. Excludes options to acquire 5,000 shares of Common Stock which are not exercisable within 60 days.

(10) Includes (i) 714,000 shares of Common Stock held by the Castle 1995 Gift Trust f/b/o Jack H. Castle, Jr., (ii) 514,000 shares of Common Stock held by Castle Interests, Ltd. and (iii) 913,243 shares of Common Stock beneficially owned by the Pecks Investors.

Item 13.  Certain Relationships and Related Transactions

     At December 31, 2001, Jack H. Castle, Jr., the Company's former Chief Executive Officer and John M. Slack, Senior Vice-President and Chief Administrative Officer, had outstanding loans in the aggregate amount of $66,000 from the Company. These loans are repayable over varying periods ranging from one to five years and bear interest at rates ranging from zero to six percent.

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

     In December 1995, the Company acquired all of the stock of Jack H. Castle, D.D.S., Inc., a professional corporation of which Jack H. Castle, D.D.S., a director of the Company, was the sole owner. In connection with that transaction, the Company paid Jack H. Castle, D.D.S. $6.0 million in cash and entered into a Deferred Compensation Agreement with Jack H. Castle, D.D.S. pursuant to which the Company has agreed to pay Jack H. Castle, D.D.S. $2.6 million in 20 quarterly installments of $131,500 beginning March 1996 and ending in December 2000. At December 31, 2000 and 2001, the Company has $131,500 payable under this agreement. No payments were made under the agreement during 2001. Dr. Castle was a co-founder of the Company and served as a director of the Company until July 2001.

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

     In addition to the Management Agreement with Jack H. Castle, D.D.S., P.C., the Company has a contractual right to designate or approve the licensed dentist or dentists who own the professional corporation's capital stock in the event Jack H. Castle, D.D.S. becomes ineligible to own such stock.

     The Company is party to a lease agreement with Goforth, Inc., a company owned by Jack H. Castle, Jr., the Company's former Chairman and former Chief Executive Officer. The lease agreement relates to the Castle Dental Center located at 2101 West Loop South in Houston, Texas, a 6,781 square foot freestanding building. The Company has agreed to pay Goforth, Inc. a minimum guaranteed rental of $12,000 per month through January 2001 and $13,200 per month from January 2001 through January 2006. The Company has also agreed to pay additional rent of approximately $1,600 per month through December 31, 2000 and approximately $2,500 a month beginning January 1, 2001, for insurance, taxes and common area maintenance. On March 31, 2002, the Company closed this dental center and is negotiating the termination of the lease, which runs through December 2005.

     On March 15, 2002, the Company received a letter from Goforth, Inc., a company owned by Jack H. Castle, Jr., the former chief executive officer of the Company, demanding payment of the sum of $228,594 for reimbursement of certain build-out costs for the dental center located on Goforth's premises. According to the demand letter, the Company, through its predecessor, agreed in April 1995 to reimburse Goforth for these costs, such amount to be paid on January 1, 2001. Before the receipt of this demand letter, the board of directors of the Company and other appropriate Company personnel were not made aware of this alleged agreement between the Company's predecessor and Goforth and no provision had been made for this obligation on the books of the Company. The Company believes that it is not liable for the amounts demanded by Goforth and intends to vigorously contest any claims brought to enforce this alleged agreement.

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

     PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1)  Financial Statements

     The following financial statements and the Report of Independent Accountants are filed as a part of this report on the pages indicated:

     Report of Independent Accountants.................................................    F-2
     Consolidated Balance Sheets as of December 31, 2000 and 2001......................    F-3
     Consolidated Statements of Operations for the Years Ended December 31, 1999,
        2000 and 2001..................................................................    F-4
     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
        December 31, 1999, 2000 and 2001...............................................    F-5
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
        2000 and 2001..................................................................    F-6
     Notes to Financial Statements.....................................................    F-7

     (a) (2)  Financial Statement Schedules

     The following Financial Statement Schedule and the Report of Independent Accountants on Financial Statement Schedule are included in this report on the pages indicated:
                                                                           Page
                                                                           ----
     Report of Independent Accountants on Financial Statement Schedule...   S-1

     Financial Statement Schedule

        II -- Valuation and Qualifying Accounts..........................   S-2

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

     (b)  Reports on Form 8-K
              NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on April 15, 2002.

                                     CASTLE DENTAL CENTERS, INC.

                                     By:  /s/  JAMES M.USDAN
                                        ----------------------------------
                                              James M. Usdan
                                            Chief Executive Officer

                               POWER OF ATTORNEY

     We, the undersigned, directors and officers of Castle Dental Centers, Inc. ("Company"), do hereby severally constitute and appoint James M. Usdan and Joseph P. Keane and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the securities exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                   Title                        Date
            ---------                   -----                        ----

       /s/  JAMES M.USDAN      President, Chief Executive        April 15, 2002
    ------------------------
            James M. Usdan     Officer, Director

       /S/ JOSEPH P. KEANE     Senior Vice-President, Chief      April 15, 2002
    ------------------------
           Joseph P. Keane     Financial Officer  (Principal
                               Financial and Accounting
                               Officer)

       /s/ ROBERT J. CRESCI    Director                          April 15, 2002
    ------------------------
           Robert J. Cresci

       /s/  G. KENT KAHLE      Director                          April 15, 2002
    ------------------------
            G. Kent Kahle

       /s/  EMMETT E. MOORE    Director                          April 15, 2002
    ------------------------
            Emmett E. Moore

                          CASTLE DENTAL CENTERS, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                Page
                                                                                                ----
Audited Financial Statements
  Report of Independent Accountants...........................................................   F-2
  Consolidated Balance Sheets as of December 31, 2000 and 2001................................   F-3
  Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001..   F-4
  Consolidated Statements of Changes in Stockholders' Equity for the years ended
     December 31, 1999, 2000 and 2001.........................................................   F-5
  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001..   F-6
  Notes to Consolidated Financial Statements..................................................   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Castle Dental Centers, Inc.


     In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Castle Dental Centers, Inc. at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative working capital, and is under default on the Company's senior and subordinated debt agreements. In addition, at December 31, 2001, the Company had $63.7 million of notes payable that were either due on or before March 31, 2001, or subject to acceleration. Management's plans concerning these matters are also discussed in Note 1. The uncertainties associated with these matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.


                                 PricewaterhouseCoopers LLP


April 5, 2002

                          CASTLE DENTAL CENTERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                                     December 31,
                                                                                           ------------------------------
                                                                                              2000                 2001
                                                                                           ----------           ---------
                                   ASSETS
Current assets:
 Cash and cash equivalents....................................................              $    901            $  3,979
 Patient receivables, net of allowance for uncollectible accounts of
  $12,041 and $13,555 in 2000 and 2001, respectively..........................                 8,912               4,810
 Unbilled patient receivables, net of allowance for uncollectible accounts of
  $738 and $717 in 2000 and 2001, respectively................................                 2,952               2,869
 Prepaid expenses and other current assets....................................                 1,894               1,373
                                                                                           ----------           ---------
      Total current assets....................................................                14,659              13,031
                                                                                           ----------           ---------
 Property and equipment, net..................................................                18,079              14,746
 Intangibles, net.............................................................                60,248              54,994
 Other assets.................................................................                 2,400               1,311
                                                                                           ----------           ---------
      Total assets............................................................              $ 95,386            $ 84,082
                                                                                           ==========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt............................................              $ 63,679            $ 63,759
 Accounts payable and accruedliabilities......................................                13,107              16,983
 Deferred compensation payable, related party.................................                   132                 132
                                                                                           ----------           ---------
      Total current liabilities...............................................                76,918              80,874
                                                                                           ----------           ---------

Long-term debt, net of current portion........................................                   429                  16
Commitments and contingencies
Stockholders' equity:
 Common stock, $.001 par value, 19,000,000 shares authorized, 6,417,206 shares
  issued and outstanding......................................................                     6                   6
 Additional paid-in capital...................................................                42,086              42,086
 Accumulated deficit..........................................................               (24,053)            (38,900)
                                                                                           ----------           ---------
      Total stockholders' equity..............................................                18,039               3,192
                                                                                           ----------           ---------
      Total liabilities and stockholders' equity..............................              $ 95,386            $ 84,082
                                                                                           ==========           =========

   The accompanying notes are an integral part of the consolidated financial statements.

                          CASTLE DENTAL CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                             Year Ended December 31,
                                                                              -------------------------------------------------
                                                                                  1999              2000               2001
                                                                              --------------   --------------   ---------------
Net patient revenues................................................            $102,701         $ 106,023           $ 97,924
Expenses:
  Dentist salaries and other professional costs.....................              26,984            28,384             27,091
  Clinical salaries.................................................              21,408            20,795             19,956
  Dental supplies and laboratory fees...............................               9,641            11,730             11,760
  Rental and lease expense..........................................               6,203             7,608              6,433
  Advertising and marketing.........................................               3,650             3,847              3,283
  Depreciation and amortization.....................................               5,792             6,796              6,593
  Other operating expenses..........................................               6,154             7,344              8,016
  Bad debt expense..................................................               4,160            15,325              4,948
  Restructuring costs and other charges.............................                   -                 -              2,329
  General and administrative........................................              10,909            13,128             11,291
  Asset impairment..................................................                   -             3,567              2,929
                                                                               ---------         ---------          ---------
   Total expenses...................................................              94,901           118,524            104,629
                                                                               ---------         ---------          ---------
  Operating income (loss)...........................................               7,800           (12,501)            (6,705)
  Litigation settlement.............................................               1,366             1,495                  -
  Interest expense..................................................               4,369             7,751              7,960
  Other (income) expense............................................                  34               (28)               (68)
                                                                               ---------         ---------          ---------
  Income (loss) before provision (benefit) for income taxes
   and cumulative effect of change in accounting principle..........               2,031           (21,719)           (14,597)
  Provision (benefit) for income taxes..............................                 835            (2,595)                 -
                                                                               ---------         ---------          ---------
  Income (loss) before cumulative effect of.........................
   change in accounting principle...................................               1,196           (19,124)           (14,597)
  Cumulative effect of change in accounting principle...............                   -                 -               (250)
                                                                               ---------         ---------          ---------
  Net income (loss).................................................            $  1,196         $ (19,124)          $(14,847)
                                                                               =========         =========          =========
  Income (loss) per common share:
   Income (loss) before cumulative effect of
    change in accounting principle..................................            $   0.18         $   (2.96)          $  (2.27)
   Cumulative effect of change in accounting principle..............                   -                 -              (0.04)
                                                                               ---------         ---------          ---------
   Net income (loss)................................................            $   0.18         $   (2.96)          $  (2.31)
                                                                               =========         =========          =========
  Weighted average number of common and
  common equivalent shares outstanding
   Basic............................................................               6,825             6,451              6,417
                                                                               =========         =========          =========
   Diluted..........................................................               6,850             6,451              6,417
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

                          CASTLE DENTAL CENTERS, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (in thousands, except share data)


                                                  Common Stock              Additional
                                           ----------------------------      Paid-in         Accumulated       Stockholders'
                                              Shares          Amount         Capital           Deficit            Equity
                                           ------------  --------------  ---------------  -----------------  -----------------
Balance, January 1, 1999................    6,417,206       $      6         $  42,516       $   (6,125)         $   36,397
  Exchange of consideration for
   acquisition..........................            -              -              (430)               -                (430)
  Net income............................            -              -                 -            1,196               1,196
Balance, December 31, 1999..............    6,417,206              6            42,086           (4,929)             37,163
  Net loss..............................            -              -                 -          (19,124)            (19,124)
Balance, December 31, 2000..............    6,417,206              6            42,086          (24,053)             18,039
  Net loss..............................            -              -                 -          (14,847)            (14,847)
Balance, December 31, 2001..............    6,417,206       $      6         $  42,086       $  (38,900)         $    3,192

  The accompanying notes are an integral part of the consolidated financial statements.

                          CASTLE DENTAL CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                          Year Ended December 31,
                                                                             -----------------------------------------------
                                                                               1999                2000               2001
                                                                             --------           ---------          ---------
Cash flows from operating activities:
Net income (loss)........................................................    $  1,196           $ (19,124)         $ (14,847)
 Adjustments:
  Provisions for bad debts...............................................       4,160              15,325              4,948
  Depreciation and amortization..........................................       5,792               6,796              6,593
  Amortization of loan cost..............................................         149                 412                567
  Minority  interest.....................................................          51                   -                  -
  Deferred income taxes..................................................         816              (3,133)                 -
  Cumulative effect of change in accounting principle....................           -                   -                250
  Asset Impairment.......................................................           -               3,567              2,929
  Changes in operating assets and liabilities:
   Patient receivables...................................................     (10,142)             (5,141)              (867)
   Unbilled patient receivables..........................................      (1,662)               (453)               104
   Prepaid expenses and other current assets.............................      (1,293)              1,971                521
   Other assets..........................................................      (1,372)               (315)               614
   Accounts payable and accrued liabilities..............................       1,931               3,970              3,626
   Deferred compensation payments, related party.........................        (526)               (394)                 -
                                                                             --------           ---------          ---------
    Net cash provided by (used in) operating activities..................        (900)              3,481              4,438
                                                                             --------           ---------          ---------
Cash flows used in investing activities:
 Capital expenditures....................................................      (9,503)             (3,304)              (910)
 Acquisition of affiliated dental practices, net of cash acquired........        (667)             (5,038)                 -
 Non-competition agreements..............................................        (205)                  -                  -
                                                                             --------           ---------          ---------
    Net cash used in investing activities................................     (10,375)             (8,342)              (910)
                                                                             --------           ---------          ---------
Cash flows from financing activities:
 Proceeds from debt......................................................      11,460              16,870                  -
 Repayment of debt.......................................................      (1,478)             (9,066)              (358)
 Bank overdraft..........................................................         818                (818)                 -
 Debt issuance costs.....................................................        (161)             (1,283)               (92)
                                                                             --------           ---------          ---------
    Net cash provided by (used in) financing activities..................      10,639               5,703               (450)
                                                                             --------           ---------          ---------
Net change in cash and cash equivalents..................................        (636)                842              3,078
Cash and cash equivalents, beginning of period...........................         695                  59                901
                                                                             --------           ---------          ---------
Cash and cash equivalents, end of period.................................    $     59           $     901          $   3,979
                                                                             ========           =========          =========

The accompanying notes are an integral part of the consolidated financial statements.

                          CASTLE DENTAL CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Going Concern Basis

    The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $19.1 million in 2000 and $14.8 million in 2001 and, as a result, has not been in compliance with the financial covenants of its debt agreements since June 30, 2000. At December 31, 2001, approximately $45.2 million in senior debt and $15.0 million in subordinated debt were outstanding under its debt agreements in addition to approximately $3.5 million in other outstanding subordinated debt. Since the Company is in default under these agreements, all amounts outstanding are subject to acceleration and have been classified as current liabilities. The Company has continued to pay interest (other than cumulative default interest of $1.3 million classified as current) on the amounts outstanding under its senior credit facility, but has not made scheduled principal payments of $11.3 million as of March 31, 2002 under its senior credit facility, nor made interest or principle payments of $5.8 million owed to subordinated creditors since July 2000. The Company has requested a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the debt agreements. However, these negotiations have not resulted in a forbearance agreement or restructuring of the debt. The Company also has current liabilities, exclusive of its bank and subordinated indebtedness, in excess of its current assets at December 31, 2001. Given the financial position of the Company and the current condition of financial markets, the Company believes that it is unlikely that either a new lender group will be brought in to replace the existing lender group or that an equity investment by a third party in the Company will be obtained that would be sufficient to satisfy its capital needs.

    During 2001, the Company implemented a plan to allow it to continue to operate without the need for additional borrowings. Components of this plan included: (i) reorganization of field management to improve efficiency and reduce regional overhead costs; (ii) reduction in corporate general and administrative costs through job eliminations and reduction in other overhead expenses; (iii) closing of unprofitable and under- performing dental centers;
(iv) realignment of accounts receivable management to focus on improved collection of insurance and patient receivables; (v) restructuring of compensation for management to emphasize performance-based incentives; and (vi) cancellation of further de novo development and reducing capital expenditures to maintenance levels. For 2002, management plans to focus on: (i) increased hiring of new dentists and improving dentist retention; (ii) continuing to monitor and close unprofitable and under performing dental centers; (iii) refurbishing and modernizing existing dental centers within capital expenditure constraints of $1.5 million; (iv) upgrading dental office management personnel; and (v) improving patient services in order to increase patient retention rates.

    However, there can be no assurance that these efforts to improve operating results and cash flows will be sufficient to allow the Company to meet its obligations in a timely manner or that the Company's creditors will agree with the plan. Therefore, there is substantial doubt about the Company's ability to continue in existence. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.

    Corporate Organization and Basis of Presentation

    Castle Dental Centers, Inc. and subsidiaries (the "Company") provide administrative and management services, non-healthcare personnel, facilities and equipment to certain professional corporations in Texas, Florida, California and Tennessee ("affiliated dental practices") under long-term management services agreements.

    The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which

                          CASTLE DENTAL CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements ("Management Services Agreements") with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, upon the occurrence of certain events, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost ("nominee arrangements"). At December 31, 2001, all of the affiliated dental practices were owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except from professional corporations located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of net patient revenues; and, (iii) a performance fee equal to the net patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements.

  In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated dental practice and (ii) a management fee in an amount ranging from 15.0% to 30.0% of net patient revenues. With respect to certain professional corporations in California, the Company is paid a bonus equal to 30% of net patient revenues in excess of average monthly net patient revenues over the prior two-year period. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

  Through the management services agreements and the nominee arrangements, the Company has a significant long-term controlling financial interest in the affiliated dental practices and, therefore, according to Emerging Issues Task Force Issue No. 97-2, "Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements," consolidates the results of the affiliated practices with those of the Company. Net patient revenues are presented in the accompanying statement of operations because the Company must present consolidated financial statements. All significant intercompany accounts and transactions, including management fees, have been eliminated in consolidation.

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

  Net patient revenues include amounts received from capitated managed care contracts that the Company negotiates on behalf of its affiliated dental practices. Under capitated contracts the affiliated dental practice receives a predetermined amount per patient per month in exchange for providing certain necessary covered services to members of the plan. Usually, the capitated plans also provide for supplemental payments and/or co-payments by members for certain higher cost procedures. These contracts typically result in lower average fees for services than the usual and customary fees charged by the Company's affiliated dental practices and may, in certain instances, expose the Company to losses on contracts where the total revenues received are less

                          CASTLE DENTAL CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

than the costs of providing such dental care. The Company generally bears the risk of such loss because it consolidates the financial results of its affiliated dental practices. However, most of these contracts are cancelable by either party on 30 to 90 days written notice thereby reducing the risk of long-term adverse impact on the Company. Fees from capitated contracts totaled $7.4 million, $9.1 million and $9.6 million in 1999, 2000 and 2001, respectively, including supplemental payments and excluding co-payments by members. One managed care contract with a national insurance company accounted for $7.2 million in revenues ($3.6 million in capitation payments and $3.6 million in patient co-payments) in 2001, equal to 7.4% of total net patient revenues. The Company periodically evaluates its capitated managed care contracts by comparing the average reimbursement per procedure plus the total capitation fees per contract to the usual and customary fees charged by the affiliated dental practice. As of December 31, 2001, the Company did not have a loss in the aggregate related to Managed Care Contracts.

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

  Useful lives for property and equipment are as follows:

  Equipment                         3 - 7 years
  Leasehold improvements            5 -10 years
  Furniture and fixtures            5 - 7 years
  Vehicles                          3 - 5 years

  Management reviews property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset or group of assets may not be recoverable on the bases of undiscounted future cash flows. The reviews are carried out at the lowest level of assets to which the Company is able to attribute future cash flows. The net book value of the underlying assets is adjusted to their fair value if the sum of the cash flows is less than the book value

  Intangible Assets

  The Company's acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the affiliated dental practices. As part of the purchase allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. In connection with each acquisition, the Company enters into a long-term management services agreement with each affiliated dental practice, which cannot be terminated by either party without cause. The cost of the management services agreement is amortized on a straight line basis over its term, or such shorter period as may be indicated by the facts and circumstances, as described below. Amortization periods of the management services agreements acquired through December 31, 2001 are 25 years.

  In connection with the allocation of the purchase price to identifiable intangible assets, the Company analyzes the nature of the group with which a management services agreement is entered into, including the number of dentists in each group, number of dental centers and ability to recruit additional dentists, the

                          CASTLE DENTAL CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


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

  Other Assets

  Other assets consist primarily of debt issuance costs, deposits and other receivables. The costs related to the issuance of debt are capitalized and amortized into interest expense using the straight-line method, which approximates the interest method, over the term of the related debt. Accumulated amortization was $0.7 million and $1.2 million as of December 31, 2000 and 2001, respectively. Other assets included $67,500 and $22,500 at December 31, 2000 and 2001, respectively, for loans made to executive officers (see Note 12).

  Income Taxes

  The Company accounts for income taxes under the liability method. Under this method, deferred taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted marginal tax rates currently in effect.

  Advertising

  Costs incurred for advertising are expensed when incurred.

  Use of Estimates in the Preparation of the Consolidated Financial Statements

  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

                          CASTLE DENTAL CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


     On August 16, 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligation". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.. These provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged.

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

2.  SELECTED BALANCE SHEET INFORMATION:

    The details of certain balance accounts were as follows.

                                                           December 31,
                                                  ---------------------------
                                                      2000          2001
                                                  -------------  ------------
                                                         (in thousands)
     Property and equipment:
      Equipment.................................     $16,362        $16,666
      Leasehold improvements....................      10,399         10,271
      Furniture and fixtures....................       2,498          2,571
      Vehicles..................................         132            161
                                                    --------       --------
        Total property and equipment............      29,391         29,669
      Less accumulated depreciation.............      11,312         14,923
                                                    --------       --------
        Property and equipment, net.............     $18,079        $14,746
                                                    ========       ========


  Depreciation expense was approximately $3.0 million, $4.0 million and $3.8 million for the years ended December 31, 1999, 2000 and 2001, respectively. Capitalized interest cost was $329,000 for the year ended December 31, 1999. There were no amounts capitalized during 2000 and 2001. Fully depreciated assets in use as of December 31, 2000 and 2001 were approximately $2.5 million and $4.5 million, respectively.

                                                           December 31,
                                                  ---------------------------
                                                      2000          2001
                                                  -------------  ------------
                                                         (in thousands)
     Intangibles:
       Management services agreements..........     $68,213        $65,379
       Other...................................         355            355
                                                    -------        -------
          Total intangibles....................      68,568         65,734
     Less accumulated amortization                    8,320         10,740
                                                    -------        -------
          Intangibles, net.....................     $60,248        $54,994
                                                    =======        =======

                          CASTLE DENTAL CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


  Amortization expense was approximately $2.8 million, $2.8 million and $2.8 million for the years ended December 31, 1999, 2000 and 2001, respectively.

                                                                           December 31,
                                                                  -----------------------------
                                                                       2000           2001
                                                                  --------------  -------------
                                                                           (in thousands)
   Accounts payable and accrued liabilities:
    Trade.......................................................       2,587           3,113
    Salaries, wages and payroll taxes...........................       2,646           2,641
    Due to patients.............................................       2,543           3,666
    Legal.......................................................       1,487           1,243
    Interest....................................................       3,068           5,552
    Other.......................................................         776             768
                                                                  ----------      ----------
       Total accounts payable and accrued liabilities...........  $   13,107      $   16,983
                                                                  ==========      ==========


3.  ACQUISITIONS:

  The Company did not make any acquisitions during the year ended December 31, 2001. In January 2000, the Company entered into a settlement agreement with Dental Consulting Services, LLC ("DCS"), a 20% shareholder in Castle Dental Centers of California, LLC. Pursuant to the terms of the settlement agreement, the Company acquired the 20% minority interest and a conversion right held by DCS. Total consideration paid by the Company was $5.3 million of which $300,000 was paid in November 1999 as a deposit.

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

  The estimated fair value of assets acquired and liabilities assumed are summarized as follows:


                                                                           December 31,
                                                                    -----------------------
                                                                       1999          2000
                                                                    -----------  ----------
                                                                         (in thousands)
     Prepaid expenses and other current assets.............              -          (334)
     Property and equipment, net...........................              -            15
     Other assets..........................................              -          (305)
     Management services agreements........................            667           274
     Accounts payable and accrued liabilities..............              -          (100)
     Deferred taxes........................................              -         1,275
     Minority interest.....................................              -         4,354
                                                                   -------       -------
                                                                       667         5,179
     Less: issuance of notes payable.......................              -           141
                                                                   -------       -------
       Cash purchase price, net of cash acquired...........        $   667       $ 5,038
                                                                   =======       =======

4.    LONG-TERM DEBT:
      Long-term debt consisted of the following:


                                                          December 31,
                                                 -----------------------------
                                                    2000                2001
                                                 ----------          ---------
                                                         (in thousands)

Revolving credit loans..........................   $ 45,230          $  45,230
Senior subordinated notes.......................     13,622             13,622
Senior subordinated convertible notes...........      1,378              1,378
Subordinated seller notes.......................      3,414              3,425
Other notes payable.............................        464                120
                                                 ----------          ---------
  Total debt....................................     64,108             63,775
Less current portion............................     63,679             63,759
                                                 ----------          ---------
  Long-term debt................................ $      429          $      16
                                                 ==========          =========

     The Company maintains a credit agreement with a bank group (the "Credit Agreement") that provides for borrowings up to $55.0 million and matures in November 2002. Advances under the Credit Agreement required quarterly interest payments only through March 2001 at which time principal became payable quarterly based on a five-year amortization with final payment at maturity. Borrowings under the Credit Agreement may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The bank credit facility bears interest at variable rates, which are based upon either the bank's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to the EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. At December 31, 2001, the Company was not in compliance with the financial covenants of the Credit Agreement. At December 31, 2001, $45.2 million was outstanding under the Credit Agreement and the interest rate on the Company's bank borrowings was 8.75%, including default interest of 2.0%. In November 2001, the Credit Agreement became a term note, therefore additional borrowings under the agreement are not available.

     In January 2000, the Company amended the Credit Agreement and entered into a senior subordinated note agreement ("Subordinated Note Agreement") and a subordinated convertible note agreement ("Convertible Note Agreement") with two lenders. The Subordinated Note Agreement and Convertible Note Agreement provide for borrowings of $13.7 million and $1.3 million, respectively. Loans under the Subordinated Note Agreement bear interest at the 90-day LIBOR rate plus five and one-half percent, payable quarterly, and are due in eight quarterly installments beginning in the sixty-third month following the closing date. Loans under the Convertible Note Agreement bear interest at the same rate as loans under the Subordinated Note Agreement and are due on demand beginning seven years after the closing date with a final maturity date of January 30, 2009. The convertible note is convertible at any time into 442,880 shares of Company common stock at the request of the holders at a fixed conversion price of $3.1125 per share. The Subordinated Note Agreement and Convertible Note Agreement contain affirmative and negative covenants that require that the Company maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. At December 31, 2001, the Company was not in compliance with the financial covenants of the Subordinated Note Agreement and Convertible Note Agreement.

  The Company has issued various subordinated seller notes payable in connection with certain acquisitions

("Subordinated Seller Notes"). These notes bear interest at varying rates ranging from 6.0% to 9.0%, require quarterly payments of interest and principal, and mature at varying dates ranging from June 2000 through June 2002.

     As a result of the losses incurred in 2000 and 2001, the Company has not been in compliance with the financial covenants of the Credit Agreement, Subordinated Note Agreement and Convertible Note Agreement ("Debt Agreements") since June 30, 2000. At December 31, 2001, approximately $45.2 million in senior debt and $15.0 million in subordinated debt were outstanding under the Debt Agreements in addition to approximately $3.5 million in other outstanding subordinated debt. The Company has continued to pay interest (other than cumulative default interest of $1.3 million) on the amounts outstanding under the Debt Agreements, but has not made scheduled principal payments of $11.3 million as of March 31, 2002 due under the Credit Agreement, nor made interest or principle payments of $5.8 million owed to subordinated creditors since July 2000. Since the Company is in default under these agreements, all amounts outstanding are subject to acceleration and have been classified as current liabilities. The Company has requested a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the Debt Agreements. However, these negotiations have not resulted in a forbearance agreement or restructuring of the debt. There can be no assurance that the Company's lenders will consent to forbearance agreement and restructuring necessary to allow the Company to continue to operate. If the Company and the lenders cannot reach an agreement, it may be necessary for the Company to seek protection under Chapter 11 of the Bankruptcy Code.

     At December 31, 2001, approximately $0.9 million (net of accumulated amortization of approximately $1.2 million) of debt issuance costs had been capitalized in connection with the issuance of the Debt Agreements.

     The aggregate maturities of long-term debt for each of the next five years subsequent to December 31, 2001, were as follows (in thousands):

          2002.................................. $ 63,759

          2003..................................        8

          2004..................................        8
                                                 ---------
                                                 $ 63,775
                                                 ========


5.   COMMITMENTS AND CONTINGENCIES:

     Lease Commitments

     Future minimum lease payments under non-cancelable operating leases with remaining terms of one or more years consisted of the following at December 31, 2001 (in thousands):

          2002.................................. $  5,401
          2003..................................    5,039
          2004..................................    4,018
          2005..................................    3,262
          2006..................................    2,415
          Thereafter............................    2,349
                                                 --------
          Total minimum lease obligation........ $ 22,484
                                                 ========

     The Company has entered into operating leases for various types of office equipment and for its building facilities. Certain building facility leases include rent escalation clauses. Most leases contain purchase and renewal options at fair market rental values.

     Litigation

     In June 2000, the Company recorded litigation expenses of $1,495,000 resulting from an arbitration award against two subsidiaries of the Company in an arbitration proceeding in Los Angeles, California. The arbitrator found that the subsidiaries had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $442,000. In August 2000, the arbitrator awarded the plaintiffs an additional $666,000 for attorney fees and costs, resulting in a total judgment of $1,108,000 against the Company's subsidiaries. This amount, as well as additional legal expenses incurred by the Company, was included in the litigation expenses recorded in June 2000. None of the judgment amount awarded to the plaintiffs has been paid as of April 15, 2002.

     In October 2001, the former owners of Dental Centers of America filed suit in Bexar County, Texas alleging that the Company breached a letter agreement offering payment as settlement for past due amounts on two subordinated promissory notes that were part of the purchase consideration for Dental Centers of America. In March 2002, the plaintiffs obtained a judgment for $625,000 plus interest and attorneys' fees, against the Company. The Company is currently involved in settlement negotiations with the plaintiffs and none of the judgment award has been paid as of April 15, 2002.

     The Company also is a defendant in two lawsuits with landlords of two leased properties that were abandoned by the Company in 2001 as part of its restructuring plan. The leases had remaining terms of 42 and 68 months at monthly rental rates of $3,800 and $4,700, respectively, at the time the Company stopped paying rent on the leases. The Company is attempting to negotiate settlements with the landlords.

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

6.   INCOME TAXES

     Significant components of the Company's deferred tax assets (liabilities) were as follows:

                                                       December 31,
                                               --------------------------
                                                  2000              2001
                                               --------------------------
                                                      (in thousands)

Deferred tax assets:
   Net operating loss carryforward..........   $  7,884          $ 12,524
   Litigation settlement....................          -               421
   Allowance for bad debts..................      2,811             4,743
   Other....................................        351               281
                                               --------          --------
      Total deferred assets.................     11,046            17,969
Less valuation allowance....................     (5,214)          (14,138)
                                               --------          --------
                                                  5,832             3,831
                                               --------          --------
Deferred tax liabilities:
   Unbilled receivables.....................     (1,153)           (1,090)
   Management services agreement............     (3,303)           (2,088)
   Property and equipment...................     (1,065)             (397)
   Other....................................       (311)             (256)
                                               --------          --------
                                                 (5,832)           (3,831)
                                               --------          --------
Net deferred tax assets (liabilities).......          -                 -
                                               ========          ========

                          CASTLE DENTAL CENTERS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Significant components of the provision for income taxes on continuing operations were as follows:

                                                                                           Year Ended December 31,
                                                                                  -----------------------------------------
                                                                                   1999            2000               2001
                                                                                   ----            ----               ----
                                                                                                (in thousands)
     Current tax provision (benefit):
          Federal......................................................           $  17           $   481            $    -
          State........................................................               2                57                 -
                                                                                  -----           -------            ------
               Total current...........................................              19               538                 -
                                                                                  -----           -------            ------
     Deferred tax provision (benefit):
          Federal......................................................             730            (2,803)                -
          State........................................................              86              (330)                -
                                                                                  -----           -------            ------
               Total deferred..........................................             816            (3,133)                -
                                                                                  -----           -------            ------
     Provision (benefit) for income taxes..............................           $ 835           $(2,595)           $    -
                                                                                  =====           =======            ======

     The differences between the statutory federal tax rate and the Company's effective tax rate on continuing operations were as follows:

                                                                                             Year Ended December 31,
                                                                                  -------------------------------------------
                                                                                   1999               2000            2001
                                                                                   ----               ----            ----
                                                                                                 (in thousands)
     Tax at U.S. statutory rate (34%).....................................         $ 691             $(7,385)      $ (5,048)
     State income taxes, net of federal tax...............................            81                (869)          (594)
     Nondeductible expenses and other.....................................            63                  65             47
     Change in estimate of net operating loss carryforward................             -                 380         (3,329)
     Valuation allowance..................................................             -               5,214          8,924
                                                                                    ----             -------        -------
     Provision (benefit) for income taxes.................................          $835             $(2,595)       $     -
                                                                                    ====             =======        =======

     At December 31, 2001, the Company had net operating loss carryforwards available to reduce future taxable income of approximately $34.0 million, expiring in years from 2016 through 2020. Certain changes in ownership of the Company, if any, may result in significant limitations in the Company's ability to utilize these net operating loss carryforwards.

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

     There are 738,900 and 75,000 options granted under the Employees' Plan and the Directors' Plan,

                          CASTLE DENTAL CENTERS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

respectively, at December 31, 2001. The Compensation Committee administers the Plans. These stock options have contractual terms of 10 years and have an exercise price no less than the fair market value of the stock at grant date. The options vest at varying rates over a four or five-year period, beginning on the first anniversary of the date of grant.

     Following is a summary of the status of the Company's stock options as of December 31, 2001 and the changes during the three-year period then ended:

                                                                                 Number of            Weighted
                                                                                Shares  of            Average
                                                                                Underlying            Exercise
                                                                                  Options              Price
                                                                               -------------        -----------
  Outstanding at January 1, 1999.........................................            843,400        $      8.79
  Granted................................................................            252,650               2.57
  Exercised..............................................................                  -                  -
  Forfeited..............................................................            (52,223)              6.23
  Expired................................................................            (13,727)              8.93
                                                                               -------------        -----------
  Outstanding at December 31, 1999.......................................          1,030,100        $      7.27
                                                                               =============        ===========
  Exercisable at December 31, 1999.......................................            287,682        $      9.34
                                                                               =============        ===========

  Granted................................................................             62,500        $      2.91
  Exercised..............................................................                  -                  -
  Forfeited..............................................................            (34,267)              6.33
  Expired................................................................            (27,933)              4.70
                                                                               -------------        -----------
  Outstanding at December 31, 2000.......................................          1,030,400        $      7.01
                                                                               =============        ===========
  Exercisable at December 31, 2000.......................................            490,150        $      8.24
                                                                               =============        ===========

  Granted................................................................            325,000        $      0.21
  Exercised..............................................................                  -                  -
  Forfeited..............................................................           (238,725)              6.97
  Expired................................................................           (302,775)              7.24
                                                                               -------------        -----------
  Outstanding at December 31, 2001.......................................            813,900        $      4.22
                                                                               =============        ===========
  Exercisable at December 31, 2001.......................................            332,839        $      7.77
                                                                               =============        ===========

  Weighted-average fair value of options granted during the year:
  1999...................................................................      $        1.58
  2000...................................................................               1.98
  2001...................................................................               0.17

     The fair value of each stock option granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0% for each year; expected volatility of 67.9% for 1999, 79.1% for 2000 and 83.9% for 2001; risk-free interest rates are 6.1% for 1999, 6.6% for 2000 and 5.4% for 2001; and the expected lives of the options average five years for 1999 and 2000 and eight years for 2001.

                          CASTLE DENTAL CENTERS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                                          Options Outstanding                        Options Exercisable
                                            -----------------------------------------------     -----------------------------
                                              Weighted          Average           Weighted        Number            Weighted
                                               Number          Remaining          Average       Exercisable         Average
                                            Outstanding        Contract           Exercise          at              Exercise
Range of Exercise Price                     at 12/31/01          Life              Price         12/31/01            Price
--------------------------------            -----------       ----------          ---------     -----------        ----------
$0.00 to $ 1.99.................              325,000            9.50              $  0.21              -            $     -
$2.00 to $ 7.99.................              263,650            7.51              $  3.36        144,889            $  3.64
$8.00 to $11.00.................              225,250            5.56              $ 11.00        187,950            $ 10.96
                                            ---------                                           ---------
                                              488,900            7.77              $  4.22        332,839            $  7.77
                                            =========                                           =========

     Had the compensation cost for the Company's stock-based compensation plans been determined using the fair value of the options, the net income and diluted net income per common share for 1999 would approximate $0.8 million or $0.12 per share; the Company's net loss and diluted net loss per share for 2000 would approximate $19.5 million, or $3.03 per share; the Company's net loss and diluted net loss per share for 2001 would approximate $15.0 million, or $2.34 per share.

8.   EARNINGS PER SHARE:

A reconciliation of the denominators of the basic and diluted shares for the computation of net income follows.

                                                                                            December 31,
                                                                               --------------------------------------
                                                                                1999            2000            2001
                                                                               ------          ------          ------
                                                                                           (in thousands)
Shares
     Shares - basic (1)..............................................           6,825           6,451           6,417
         Options and warrants........................................              25               -               -
                                                                               ------          ------          ------
         Shares - diluted............................................           6,850           6,451           6,417
                                                                               ======          ======          ======

     (1) 1999 and 2000 includes the weighted average of 408,000 shares and 34,000 shares, respectively, of common stock issuable upon the exercise of a conversion right. This conversion right was terminated in January 2000 when the Company acquired the minority interest in its California subsidiary.

     Options to purchase an aggregate 604,000 shares of common stock at exercise prices of $6.00 to $13.00 per share were excluded from the calculation of diluted earnings per share for 1999 because their effect would have been antidilutive. Options to purchase an aggregate 1,030,400 shares of common stock at exercise prices of $2.31 to $13.00 per share were excluded from the calculation of diluted loss per share for 2000 because their effect would have been antidilutive. Options to purchase an aggregate 813,900 shares of common stock at exercise prices of $0.21 to $13.00 per share were excluded from the calculation of diluted loss per share for 2001 because their effect would have been antidilutive.

     A warrant to purchase 56,579 shares of common stock at $11.00 per share was excluded from the calculation of diluted earnings per share for 1999 and 2000 because its effect would have been antidilutive. The warrant expired in December 2000.

                          CASTLE DENTAL CENTERS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.  DEFINED CONTRIBUTION PLANS:

     In August 1996, the Company adopted a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986 (the "401(k) Plan"). All permanent employees of the Company are eligible to participate in the 401(k) Plan upon the completion of three months of service. The Company may match contributions made by participants under the Plan each year in an amount determined by the Company on a year-to-year basis. The Company did not make any contributions to the Plan in 1999, 2000, or 2001.

10. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                                                         December 31,
                                                                                         ----------------------------------------
                                                                                             1999           2000           2001
                                                                                         -----------   -------------   ----------
                                                                                                      (in thousands)
     Cash paid during the period for:
      Interest..................................................................            $3,997         $5,068         $4,909
      Income taxes..............................................................               595            294              -
     Supplemental disclosure of noncash investing and financing activities:
      Acquisition stock guarantee payment accrual...............................               430              -              -
      Acquisition of property and equipment with note  payable..................                 -              -             25

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

Financial Instruments

     The following estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit approximate fair value due to the short-term maturities of these instruments. The carrying amounts of the Company's long-term borrowings as of December 31, 2000 and 2001, respectively, approximate their fair value based on the Company's current incremental borrowing rates for similar type of borrowing arrangements.

Interest Rate Swaps

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

     In July 2000, the Company entered into a swap agreement with a bank to receive variable rate interest payments in exchange for fixed rate interest payments on original notional amounts of $32.0 million. The amounts exchanged are based on the notional amounts multiplied by the difference between the fixed interest

                          CASTLE DENTAL CENTERS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

rate and variable interest rate in effect. At December 31, 2000, the fixed interest rate applicable to this agreement was 7.37% and the variable rate of interest, based upon a three-month LIBOR rate, was 6.825%. For 2000, the weighted-average variable rates were subject to change over time as LIBOR fluctuates. During 2000, the Company was required to pay $52,000 in payments under the swap agreement. During the first quarter of 2001, the Company accrued $0.1 million in additional interest expense under the swap agreement. The cumulative effect of accounting change as of January 1, 2001, was a charge of $0.3 million, or $0.04 per common share, that was reflected in 2001. The term of the swap contract expired July 10, 2001.

12.  RELATED PARTY TRANSACTIONS:

     The Company maintains a management services agreement with one of the Company's affiliated dental practices in Texas pursuant to which the sole shareholder of the affiliated dental practice, a former member of the Board of Directors of the Company, receives an annual salary of $100,000 to take actions necessary to maintain the dental license for the affiliated dental practice in the state of Texas, for as long as he holds such license and is the sole shareholder of the practice. The shareholder resigned from the Company's Board of Directors in July 2001. Such compensation arrangement was negotiated between the shareholder and previously unaffiliated investors in the Company. In 1995, in connection with the Company's acquisition of the assets of the shareholder's dental practice, the Company entered into a deferred compensation agreement with the shareholder pursuant to which the Company agreed to pay the shareholder $2.6 million in 20 quarterly installments of $131,500, beginning March 1996. As of December 31, 2000 and 2001, there was $131,500 payable to the shareholder under the terms of the deferred compensation agreement and there were no payments made in 2001.

     At December 31, 2000 and 2001, certain executive officers of the Company had outstanding loans in the aggregate amount of $67,500 and $22,504, respectively, from the Company. In 2000, the Company recognized compensation expense and forgave $265,000 in loans to its former president and chief operating officer. These loans are repayable over varying periods ranging from one to five years and bear interest at rates ranging from zero to six percent.

     A director of the Company is a Managing Director of Pecks Management Partners Ltd., the investment advisor to investors owning an aggregate of 913,243 shares of Company common stock. Pursuant to the provisions of the Stockholders Agreement dated January 30, 2000, for so long as certain ownership thresholds are maintained with respect to the common stock, the investors have the contractual right to nominate one member of the Company's Board of Directors.

     The Company entered into a lease agreement with Goforth, Inc., a company owned by a former member of the Company's Board of Directors (the "Affiliate"). The member of the Board of Directors was the Chairman of the Board until July 2001 and director until April 8, 2002. The Company has agreed to pay the Affiliate a minimum guaranteed rental of $12,000 per month through December 2000 and $13,200 per month from January 2001 through January 2006 for rental of a dental center. The Company has also agreed to pay additional rent of approximately $1,600 per month through December 31, 2000 and approximately $2,500.00 per month beginning January 1, 2001, for insurance, taxes and common area maintenance. The Company paid $174,000 under this agreement during 1999 and 2000 and $197,000 in 2001. On March 31, 2002, the Company closed the dental center leased from the director and is negotiating the termination of the lease, which runs through December 2005.

     On March 15, 2002, the Company received a letter from Goforth, Inc., a company owned by Jack H. Castle, Jr., the former chief executive officer of the Company, demanding payment of the sum of $228,594 for reimbursement of certain build-out costs for the dental center located on Goforth's premises. According to the demand letter, the Company, through its predecessor, agreed in April 1995 to reimburse Goforth for these costs, such amount to be paid on January 1, 2001. Before the receipt of this demand letter, the board of directors of the Company and other appropriate Company personnel were not made aware of this alleged agreement between the Company's predecessor and Goforth and no provision had been made for this obligation on the books of the Company. The Company believes that it is not liable for the amounts demanded by Goforth and intends to vigorously contest any claims brought to enforce this alleged agreement.


13.  ASSET IMPAIRMENT:

     The $3.6 million asset impairment for the year ended December 31, 2000, results primarily from the closing of six dental offices in Florida, Texas and California, a charge to reflect the impairment in the value of fixed assets for eleven under-performing dental offices, and the write-off of related intangible assets and long-term receivables associated with certain acquisitions. As a result, the Company reduced intangible assets by approximately $1.2 million, leasehold improvements and equipment by approximately $1.7 million, and other

                         CASTLE DENTAL CENTERS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

assets by approximately $0.7 million.

     The $2.9 million asset impairment for the year ended December 31, 2001, results primarily from the closing of two dental offices in Texas and Tennessee, a charge to reflect the impairment in value of fixed assets for two under-performing dental offices and the write-off of intangible assets associated with certain acquisitions. As a result, the Company reduced intangible assets by approximately $2.4 million and leasehold improvements by approximately $0.5 million.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED):


                                                                 First           Second            Third              Fourth
                                                              ----------       ----------       -----------         ----------
                                                                            (in thousands, except per share data)
2000
  Net patient revenues...................................      $26,530           $26,699          $ 27,115            $25,679
  Operating income (loss)................................        1,944             1,705           (10,642)            (5,508)
  Net income (loss)......................................          312              (911)          (10,513)            (8,012)
  Basic and diluted earnings (loss) per share (1)........      $  0.05           $ (0.14)         $  (1.64)           $ (1.25)

2001
  Net patient revenues...................................      $27,723           $24,504          $ 23,152            $22,545
  Operating income (loss)................................        1,899            (1,545)           (1,130)            (5,929)
  Net loss before cumulative effect of change in
   accounting principle..................................         (291)           (3,686)           (2,891)            (7,729)
  Cumulative effect of change in accounting principle....         (250)                -                 -                  -
  Net loss...............................................         (541)           (3,686)           (2,891)            (7,729)
  Basic and diluted earnings per share (1)...............
   Net loss before cumulative effect of change in
    accounting principle.................................      $ (0.05)          $ (0.57)         $  (0.45)           $ (1.20)
   Cumulative effect of change in accounting principle...        (0.04)               --                --                 --
                                                              ----------       ----------       -----------         ----------
   Net loss..............................................      $ (0.09)          $ (0.57)         $  (0.45)           $ (1.20)
                                                              ==========       ==========       ===========        ===========

   (1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not equal the total computed for the year due to stock transactions that occurred.

15.  OPERATING SEGMENTS:

     Financial information is provided below for each of the Company's operating regions. The Company measures the performance of its regional operations primarily based on net patient revenues and operating income. There are no inter-regional revenues. The Company's primary measures of profit by which it formulates decisions and communicates to investors and analysts are net income and earnings per share. Financial information internally reported for the Company for the years ended December 31, 1999, 2000 and 2001 is as follows:

                          CASTLE DENTAL CENTERS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                                                        Year Ended December 31,
                                                                            ----------------------------------------------
                                                                               1999              2000              2001
                                                                            ----------        ----------        ----------
                                                                                           (in thousands)
Net patient revenues:
    Texas......................................................              $ 68,362          $ 70,948          $ 66,201
    Florida....................................................                12,142            11,348            11,092
    Tennessee..................................................                10,236            12,592            11,017
    California.................................................                11,961            11,135             9,614
                                                                            ----------        ----------        ----------
    Total net patient revenues.................................              $102,701          $106,023          $ 97,924
                                                                            ----------        ----------        ----------

Operating expenses:
    Texas......................................................              $ 59,406          $ 74,462          $ 62,088
    Florida....................................................                11,607            13,271            13,034
    Tennessee..................................................                 9,276            12,563            10,372
    California.................................................                10,387            10,346             8,915
    Corporate, general and administrative expenses.............                 4,225             7,882             7,891
    Restructuring costs and other charges......................                     -                 -             2,329
                                                                            ----------        ----------        ----------
    Total operating expenses...................................              $ 94,901          $118,524          $104,629
                                                                            ----------        ----------        ----------

Operating income (loss):
    Texas......................................................                 8,956            (3,514)            4,113
    Florida....................................................                   535            (1,923)           (1,942)
    Tennessee..................................................                   960                29               645
    California.................................................                 1,574               789               699
    Corporate, general and administrative expenses.............                (4,225)           (7,882)           (7,891)
    Restructuring costs and other charges......................                     -                 -            (2,329)
                                                                            ----------        ----------        ----------
    Total operating income (loss)..............................                 7,800           (12,501)           (6,705)
Litigation settlement..........................................                 1,366             1,495                 -
Interest expense...............................................                 4,369             7,751             7,960
Other (income) expense.........................................                    34               (28)              (68)
                                                                            ----------        ----------        ----------
Income (loss) before provision (benefit) for income taxes
 and cumulative effect of change in accounting principle.......              $  2,031          $(21,719)         $(14,597)
                                                                            ==========        ==========        ==========

                                                                                                 Year Ended December 31,
                                                                                              ----------------------------
Assets:                                                                                          2000              2001
                                                                                              ----------        ----------
    Texas......................................................                                $ 53,680          $ 49,097
    Florida....................................................                                   9,579             6,700
    Tennessee..................................................                                   8,025             6,900
    California.................................................                                  20,954            19,193
                                                                                              ----------        ----------
       Total assets for reportable segments....................                                  92,238            81,890
    Other unallocated amounts..................................                                   3,148             2,192
                                                                                              ----------        ----------
       Total assets............................................                                $ 95,386          $ 84,082
                                                                                              ==========        ==========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Castle Dental Centers, Inc.:

  Our report on the consolidated financial statements of Castle Dental Centers, Inc. is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in item 14(a) in this Form 10-K.

  In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.



                                      PricewaterhouseCoopers LLP

Houston, Texas
April 5, 2002

                          CASTLE DENTAL CENTERS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

                                                  Balance                                                        Balance
 Patient Receivables:                           Beginning    Charged To                                         At End
                                                 Of Year      Expenses     Deductions         Other             Of Year
                                               ----------   -----------   -----------         -----            ---------
 Year ended December 31, 1999:
   Allowance for uncollectible accounts -
     patient receivables.....................     $ 8,508       $ 3,914       $     -         $1,166  /(1)(2)/  $13,588
                                                 ========     =========      ========        ========           ========
 Year ended December 31, 2000:
    Allowance for uncollectible accounts -
     patient receivables.....................     $13,588       $13,157       $15,033         $  329  /(2)/     $12,041
                                                =========    ==========     =========        =======            ========
 Year ended December 31, 2001:
  Allowance for uncollectible accounts -
     patient receivables.....................     $12,041       $ 4,897       $ 3,290         $  (93) /(2)/     $13,555
                                                =========    ==========     =========        =======            ========


                                                 Balance                                                        Balance
 Unbilled Patient Receivables:                  Beginning    Charged To                                          At End
                                                 Of Year      Expenses     Deductions         Other/(1)/        Of Year
                                               ----------   -----------   -----------         -----            ---------
 Year ended December 31, 1999:
   Allowance for uncollectible accounts -
     unbilled patient receivables.............    $   658       $   246       $     -         $    -             $   904
                                                =========    ==========     =========        =======            ========

 Year ended December 31, 2000:
   Allowance for uncollectible accounts -
     unbilled patient receivables.............    $   904       $ 2,168       $ 2,334         $    -             $   738
                                                =========    ==========     =========        =======            ========

 Year ended December 31, 2001:
   Allowance for uncollectible accounts -
     unbilled patient receivables.............    $   738       $    51       $     -         $  (72)/(3)/       $   717
                                                =========    ==========     =========        =======            ========

 (1) Acquired allowances for uncollectible accounts of affiliated dental practices.
 (2) Adjustments to patient accounts that are charged to the allowance for doubtful accounts.
 (3) Adjustment to write off vendor discounts no longer available.

(a)(3) Exhibits

   Exhibit
   Number           Description of Exhibit
   ------           ----------------------

   3.1     --  Amended and Restated Certificate of Incorporation of Castle
               Dental Centers, Inc.,.

  *3.2     --  Bylaws of Castle Dental Centers, Inc.

  *3.3     --  Amendment to Bylaws of Castle Dental Centers, Inc. dated August
               16, 1996.
  *4.1     --  Form of Certificate representing the Common Stock, par value
               $.001 per share, of Castle Dental Centers, Inc.
  *4.2     --  Registration Rights Agreement dated December 18, 1995, among
               Castle Dental Centers, Inc. and Delaware State Employees'
               Retirement Fund, Declaration of Trust for Defined Benefit Plan of
               ICI American Holdings, Inc., Declaration of Trust for Defined
               Benefit Plan of Zeneca Holdings, Inc. and certain stockholders and investors in the Company.
   4.3     --  Stockholders Agreement dated as of January 31, 2000, by and among
               Castle Dental Centers, Inc., Heller Financial, Inc., Midwest
               Mezzanine Fund II, L.P., and certain stockholders and investors in the Company. (Incorporated by reference from the Company's
               Form 10-K dated as of March 31, 2000)
   4.4     --  Registration Rights Agreement dated as of January 31, 2000, by and among Castle Dental Centers, Inc., Heller Financial, Inc.,
               Midwest Mezzanine Fund II, L.P., and certain stockholders and investors in the Company. (Incorporated by reference from the
               Company's Form 10-K dated as of March 31, 2000)
 *10.1     --  Management Services Agreement effective December 18, 1995 by and between Castle Dental Centers of Texas, Inc. and Jack H. Castle,
               D.D.S., P.C.
 *10.2     --  Amendment to Management Services Agreement between Castle Dental
               Centers of Texas, Inc. and Jack H. Castle, D.D.S., P.C., dated as of August 15, 1996.
 *10.3     --  Indemnity Agreement dated December 18, 1995 by and between Castle
               Dental Centers, Inc. and G. Kent Kahle.
 *10.4     --  Indemnity Agreement dated December 18, 1995 by and between Castle
               Dental Centers, Inc. and Robert J. Cresci.
  10.5     --  Amended and Restated Management Services Agreement dated January
               1, 2000 by and between Castle Dental Centers of Florida, Inc. and
               Castle 1st Dental Care, P.A.
  10.6     --  Management Services Agreement dated February 27, 2001 by and between Castle Dental Centers of California, L.L.C. and Schlang
               Dental Corporation.
 *10.7     --  Management Services Agreement effective May 31, 1996 by and between Castle Dental Centers of Tennessee, Inc. and Castle Mid-
               South Dental Center, P.C.
 *10.8     --  Amendment to Management Services Agreement between Castle Dental
               Centers of Tennessee, Inc. and Castle Mid-South Dental Center,
               P.C., dated as of August 16, 1996.
 *10.9     --  1996 Castle Dental Centers, Inc. Omnibus Stock and Incentive
               Plan, as amended.
*10.10     --  1996 Castle Dental Centers, Inc. Non-Employee Directors' Plan, as
               amended.
*10.11     --  Lease dated January 1, 1996 by and between Goforth, Inc. and
               Family Dental Services of Texas, Inc.
*10.12     --  Form of Subordinated Promissory Note issued to former members of
               Dental Consulting Services, LLC ("DCS"). (Incorporated by
               reference from the Company's Form 8-K dated as of March 30,
               1998.)
*10.13     --  Form of Subordination Agreement entered into between each former member of DCS, Castle and NationsBank of Texas, N.A., as Agent.
               (Incorporated by reference from the Company's Form 8-K dated as of March 30, 1998.)

*10.14  --     Asset Purchase Agreement dated as of December 30, 1998, by and among Castle Dental Centers of Texas, Inc., Castle Dental
               Centers, Inc., and Jack H. Castle, D.D.S., P.C., and DCA Limited
               Partnership, L.L.P. ("DCA, Ltd."), Dental Administrators of Texas
               Limited Partnership, L.L.P. ("DAI, Ltd."), Dental Centers of
               America Paymaster P.C. ("Paymaster"), Bandera Road Dental Center,
               P.C. ("Bandera"), Ingram Park Family Dental Center, P.C.
               ("Ingram"), Northeast Family Dental Center, P.C. ("Northeast"),
               Dental Centers of America at Rolling Oaks Mall, PLLC ("Rolling
               Oaks"), San Pedro Family Dental Center, P.C. ("San Pedro"),
               Southpark Family Dental Center, P.C. ("Southpark"), Windsor Park
               Family Dental Center, P.C. ("Windsor"), Dental Centers of America
               at Barton Creek Square Mall, PLLC ("Barton Creek"), Dental
               Centers of America at Lakeline Mall, PLLC ("Lakeline"), Dental
               Centers of America at Hurst Northeast Mall, PLLC ("Hurst"),
               Dental Centers of America at Irving Mall, PLLC ("Irving"), Dental
               Centers of America at Six Flags Mall, PLLC ("Six Flags"), Dental
               Centers of America at Waco, P.C. ("Waco"), Dental Centers of
               America at Mesquite, P.C. ("Mesquite"), Dental Centers of America
               at Sherman, P.C. ("Sherman"), Dental Centers of America at
               Richardson Square Mall, P.C. ("Richardson" and, collectively with
               DCA, Ltd., DAI, Ltd., Paymaster, Bandera, Ingram, Northeast,
               Rolling Oaks, San Pedro, Southpark, Windsor, Barton Creek,
               Lakeline, Hurst, Irving, Six Flags, Waco, Mesquite and Sherman,
               the "DCA Sellers"), Barry E. Solomon, D.D.S., an individual living in San Antonio, Texas ("B. Solomon"), Marc A. Solomon, an
               individual living in San Antonio, Texas ("M. Solomon"), Hebron D.
               Cutrer, an individual living in San Antonio, Texas ("Cutrer"),
               Stan E. Faye, an individual living in San Antonio, Texas
               ("Faye"), and Robert B. Grau, an individual living in San
               Antonio, Texas ("Grau", and together with B. Solomon, M. Solomon,
               Cutrer and Faye, the "DCA Shareholders"). (Incorporated by
               reference from the Company's Form 8-K dated as of December 30,
               1998.)
*10.15  --     Form of Subordinated Promissory Note issued to DCA Sellers and/or
               DCA shareholders. (Incorporated by reference from the Company's
               Form 8-K dated as of December 30, 1998.)
*10.16  --     Form of Subordination Agreement entered into between each
               DCA Seller and/or DCA Shareholder receiving a Subordinated
               Promissory Note, Castle Dental and NationsBank, N.A., as Agent.
               (Incorporated by reference from the Company's Form 8-K dated as of December 30, 1998.)
*10.17  --     Amended and Restated Credit Agreement dated as of December
               18, 1998, by and among Castle Dental, NationsBank, N.A., as agent, and the lenders thereunder. (Incorporated by reference from the Company's Form 8-K dated as of December 30, 1998.)
10.18   --     Third Amendment to Amended and Restated Credit Agreement
               dated as of January 20, 2000, by and among Castle Dental
               Centers, Inc., Bank of America, N.A., as agent, and the lenders thereunder. (Incorporated by reference from the Company's Form
               10-K dated as of March 31, 2000)
10.19   --     Settlement Agreement dated January 28, 2000, between Castle
               Dental Centers, Inc., Castle Dental Centers of California,
               L.LC., CDC of California, Inc. and the former owners of DCS.
               (Incorporated by reference from the Company's Form 10-K dated as of March 31, 2000)
10.20   --     Senior Subordinated Note Purchase Agreement dated as of January
               31, 2000, is among Castle Dental Centers, Inc., Heller Financial, and Midwest Mezzanine Fund II, L.P. (Incorporated by reference from the Company's Form 10-K dated as of March 31, 2000)

10.21   --     Form of Subordinated Note issued pursuant to Senior Subordinated
               Note Purchase Agreement dated January 31, 2000. (Incorporated by reference from the Company's Form 10-K dated as of March 31,
               2000)
10.22   --     Form of Convertible Subordinated Note issued pursuant to
               Senior Subordinated Note Purchase Agreement dated January 31,
               2000. (Incorporated by reference from the Company's Form 10-K dated as of March 31, 2000)
10.23   --     Fourth Amendment to Amended and Restated Credit Agreement
               dated effective as of December 31, 1999, by and among Castle
               Dental Centers, Inc., Bank of America, N.A., as agent, and the lenders thereunder. (Incorporated by reference from the
               Company's Form 10-K dated as of  March 31, 2000)
10.24   --     First Amendment to Senior Subordinated Note Purchase
               Agreement dated as of May 19, 2000, by and among Castle Dental
               Centers, Inc., Heller Financial, Inc., and Midwest Mezzanine
               Fund II, L.P. (Incorporated by reference from the Company's Form
               10-K dated as of  March 31, 2000)
21      --     Subsidiaries of the Registrant.
23.1    --     Consent of PricewaterhouseCoopers LLP
   _____________
* Incorporated herein by reference to the Company's Registration Statement on Form S-1 (registration number 333-1335)