Form 10-Q
period 2002-03-31
CASTLE DENTAL CENTERS INC
filed 2002-05-20
CIK 1018152

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

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

                   Yes    X                         No ______
                        ------

     The number of shares of Common Stock issued and outstanding, par value, $0.001 per share, as of May 13, 2002 was 6,417,206.

                          CASTLE DENTAL CENTERS, INC.
                                     Index

                                                                                     Page
                                                                                     ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets
            December 31, 2001 and March 31, 2002..................................     3

            Condensed Consolidated Statements of Operations
            For the Three Months Ended March 31, 2001 and 2002....................     4

            Condensed Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 2001 and 2002....................     5

            Notes to Condensed Consolidated Financial Statements..................     6

         Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........................    12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks.....    17

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings................................................    17

         Item 2. Changes in Securities and Use of Proceeds........................    18

         Item 3. Defaults Upon Senior Securities..................................    18

         Item 4. Submission of Matters to a Vote of Security Holders..............    18

         Item 5. Other Information................................................    18

         Item 6. Exhibits and Reports on Form 8-K.................................    18

SIGNATURES........................................................................    20

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

                          CASTLE DENTAL CENTERS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (in thousands, except per share data)

                                                                                 December 31,           March 31,
                                                                                     2001                 2002
                                                                                --------------         -----------
                                   ASSETS
Current assets:
  Cash and cash equivalents.................................................       $  3,979             $  3,209
  Patient receivables, net..................................................          4,810                5,749
  Unbilled patient receivables, net.........................................          2,869                2,828
  Prepaid expenses and other current assets.................................          1,373                1,708
                                                                                   --------             --------
        Total current assets................................................         13,031               13,494
                                                                                   --------             --------
  Property and equipment, net...............................................         14,746               14,063
  Goodwill and intangibles, net.............................................         54,994               54,978
  Other assets..............................................................          1,311                1,133
                                                                                   --------             --------
        Total assets........................................................       $ 84,082             $ 83,668
                                                                                   ========             ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................................       $ 63,759             $ 63,711
  Accounts payable and accrued liabilities..................................         16,983               18,061
  Deferred compensation payable, related party..............................            132                  132
                                                                                   --------             --------
        Total current liabilities...........................................         80,874               81,904
                                                                                   --------             --------

Long-term debt, net of current portion......................................             16                   14
Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value, 19,000,000 shares authorized,
   6,417,206 shares issued and outstanding..................................              6                    6
  Additional paid-in capital................................................         42,086               42,086
  Accumulated deficit.......................................................        (38,900)             (40,342)
                                                                                   --------             --------
        Total stockholders' equity..........................................          3,192                1,750
                                                                                   --------             --------
        Total liabilities and stockholders' equity..........................       $ 84,082             $ 83,668
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

                          CASTLE DENTAL CENTERS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except per share data)

                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                        ------------------------
                                                                                                          2001            2002
                                                                                                        --------        --------
Net patient revenues............................................................................        $ 27,723        $ 25,488
Expenses:
  Dentist salaries and other professional costs.................................................           7,352           7,249
  Clinical salaries.............................................................................           5,133           5,655
  Dental supplies and laboratory fees...........................................................           2,949           3,001
  Rental and lease expense......................................................................           1,732           1,522
  Advertising and marketing.....................................................................             783             840
  Depreciation and amortization.................................................................           1,726             915
  Other operating expenses......................................................................           1,902           1,955
  Bad debt expense..............................................................................           1,148             777
  Restructuring costs and other charges.........................................................             466             526
  General and administrative....................................................................           2,633           2,771
  Asset impairment..............................................................................               -             104
                                                                                                        --------        --------
   Total expenses...............................................................................          25,824          25,315
                                                                                                        --------        --------
Operating income................................................................................           1,899             173
Interest expense................................................................................           2,199           1,628
Other income....................................................................................              (9)            (13)
                                                                                                        --------        --------
Loss before income taxes and cumulative effect of change in
  accounting principle..........................................................................            (291)         (1,442)
Income taxes....................................................................................               -               -
                                                                                                        --------        --------
Loss before cumulative effect of change in accounting principle.................................            (291)         (1,442)
Cumulative effect of change in accounting principle.............................................            (250)              -
                                                                                                        --------        --------
Net loss........................................................................................        $   (541)       $ (1,442)
                                                                                                        ========        ========
Loss per common share:
  Loss before cumulative effect of change in accounting principle...............................        $  (0.05)       $  (0.22)
  Cumulative effect of change in accounting principle...........................................           (0.03)              -
                                                                                                        --------        --------
  Net loss......................................................................................        $  (0.08)       $  (0.22)
                                                                                                        ========        ========
Weighted average number of common and
common equivalent shares outstanding
  Basic.........................................................................................           6,417           6,417
                                                                                                        ========        ========
  Diluted.......................................................................................           6,417           6,417
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

                          CASTLE DENTAL CENTERS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                                                     For the Three Months Ended
                                                                                                              March 31,
                                                                                                     ---------------------------
                                                                                                         2001            2002
                                                                                                     -----------      ----------
Cash flows from operating activities:
Net loss.........................................................................................    $      (541)     $   (1,442)
  Adjustments:
    Provisions for bad debts.....................................................................          1,148             777
    Depreciation and amortization................................................................          1,726             915
    Amortization of loan cost....................................................................            103             183
    Asset impairment.............................................................................              -             104
    Cumulative effect of change in accounting principle..........................................            250               -
    Changes in operating assets and liabilities:
      Patient receivables........................................................................           (382)         (1,726)
      Unbilled patient receivables...............................................................            (31)             51
      Prepaid expenses and other current assets..................................................           (218)           (335)
      Other assets...............................................................................              4              (5)
      Accounts payable and accrued liabilities...................................................            617           1,078
                                                                                                     -----------      ----------
         Net cash provided by (used in) operating activities.....................................          2,676            (400)
                                                                                                     -----------      ----------

Cash flows used in investing activities:
  Capital expenditures...........................................................................           (102)           (320)
                                                                                                     -----------      ----------
         Net cash used in investing activities...................................................           (102)           (320)
                                                                                                     -----------      ----------

Cash flows from financing activities:
  Payments of long-term debt.....................................................................           (134)            (50)
                                                                                                     -----------      ----------
         Net cash used in financing activities...................................................           (134)            (50)
                                                                                                     -----------      ----------

Net change in cash and cash equivalents..........................................................          2,440            (770)
Cash and cash equivalents, beginning of period...................................................            901           3,979
                                                                                                     -----------      ----------
Cash and cash equivalents, end of period.........................................................    $     3,341      $    3,209
                                                                                                     ===========      ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                          CASTLE DENTAL CENTERS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

Going Concern Basis

  The accompanying consolidated financial statements of Castle Dental Centers, Inc. and subsidiaries (the "Company") have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $19.1 million in 2000, $14.8 million in 2001 and $1.4 million for the three months ended March 31, 2002 and, as a result, has not been in compliance with the financial covenants of its debt agreements since June 30, 2000. At March 31, 2002, approximately $45.2 million in senior debt and $15.0 million in subordinated debt were outstanding under its debt agreements in addition to approximately $3.5 million in other outstanding subordinated debt. Since the Company is in default under these agreements, all amounts outstanding are subject to acceleration and have been classified as current liabilities. The Company has continued to pay interest (other than cumulative default interest of $2.2 million classified as a current liability) on the amounts outstanding under its senior credit facility, but has not made scheduled principal payments of $11.3 million as of March 31, 2002 under its senior credit facility, nor made interest or principal payments of $6.3 million owed to subordinated creditors since July 2000. The Company has requested a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the debt agreements. However, these negotiations have not resulted in a forbearance agreement or restructuring of the debt. The Company also has current liabilities, exclusive of its bank and subordinated indebtedness, in excess of its current assets at March 31, 2002. Given the financial position of the Company and the current condition of financial markets, the Company believes that it is unlikely that either a new lender group will be brought in to replace the existing lender group or that an equity investment by a third party in the Company will be obtained that would be sufficient to satisfy its capital needs.

  The Company has implemented a plan to improve operating results. Components of this plan include: (i) increased hiring of new dentists and improving dentist retention; (ii) continuing to monitor and close unprofitable and under-performing dental centers; (iii) refurbishing and modernizing existing dental centers within capital expenditure constraints; (iv) upgrading dental office management personnel; and (v) improving patient services in order to increase patient retention rates.

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

Corporate Organization and Basis of Presentation

  The Company provides administrative and management services, non-healthcare personnel, facilities and equipment to professional corporations in Texas, Florida, California and Tennessee ("affiliated dental practices") under long-term management services agreements.

  The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements ("Management Services Agreements") with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, upon the

                          CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

occurrence of certain events, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost ("nominee arrangements"). At March 31, 2002, all of the affiliated dental practices were owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except from professional corporations located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of net patient revenues; and, (iii) a performance fee equal to the net patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated dental practice and (ii) a management fee in an amount ranging from 15.0% to 30.0% of net patient revenues. With respect to certain professional corporations in California, the Company is paid a bonus equal to 30% of net patient revenues in excess of average monthly net patient revenues over the prior two-year period. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

  The accompanying unaudited consolidated financial statements as of March 31, 2002, and for the three months ended March 31, 2001 and 2002 include the accounts of the Company and its majority owned management company subsidiaries and the affiliated dental practices. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the Company's annual financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction therewith. In management's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

Recent Accounting Pronouncements

  On August 16, 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligation". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. These provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. Management believes the application of SFAS 143 will not have a material effect on the Company.

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

                          CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

  In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FAS Nos.4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. SFAS No. 145 is not expected to affect our results of operations, liquidity or financial position.

2.  Goodwill and Intangibles

  On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supercedes APB Opinion No. 16, Business Combinations, to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of the final Statement. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment. SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach. The provisions of SFAS No. 141 and SFAS No. 142 are effective for fiscal years beginning after December 15, 2001.

  The Company adopted SFAS 142 effective January 1, 2002, and has reclassified approximately $54.9 million from management services agreements to goodwill, and as required by SFAS 142, the Company no longer records amortization expenses related to this goodwill. The effect of this change reduced the net loss by approximately $0.7 million, or $0.10 per share for the three months ended March 31, 2002. Had the Company adopted SFAS 142 effective January 1, 2001, the effect would have been to reduce the net loss by approximately $0.7 million, or $0.11 per share for the three months ended March 31, 2001. The Company is currently in the process of determining the effect of implementing SFAS 142 on goodwill. It is likely that the Company will record a significant impairment charge as a change in accounting principle related to certain of its markets upon completion of the initial impairment review. Management of the Company expects to complete the assessment by the end of the second quarter 2002.

3.  Long-term Debt and Capital Lease Obligations:

  The Company maintains a credit agreement with a bank group (the "Credit Agreement") that provides for borrowings up to $55.0 million and matures in November 2002. Advances under the Credit Agreement required quarterly interest payments only through March 2001 at which time principal became payable quarterly based on a five-year amortization with final payment at maturity. Borrowings under the Credit Agreement may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The bank credit facility bears interest at variable rates, which are based upon either the bank's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to the EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on

                          CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

acquisitions, mergers and sales of assets and restrict the payment of dividends. At March 31, 2002, the Company was not in compliance with the financial covenants of the Credit Agreement. In November 2001, the Credit Agreement became a term note, therefore additional borrowings under the agreement are not available.

  In January 2000, the Company amended the Credit Agreement and entered into a senior subordinated note agreement ("Subordinated Note Agreement") and a subordinated convertible note agreement ("Convertible Note Agreement") with two lenders. The Subordinated Note Agreement and Convertible Note Agreement provide for borrowings of $13.7 million and $1.3 million, respectively. Loans under the Subordinated Note Agreement bear interest at the 90-day LIBOR rate plus five and one-half percent, payable quarterly, and are due in eight quarterly installments beginning in the sixty-third month following the closing date. Loans under the Convertible Note Agreement bear interest at the same rate as loans under the Subordinated Note Agreement and are due on demand beginning seven years after the closing date with a final maturity date of January 30, 2009. The convertible note is convertible at any time into 442,880 shares of Company common stock at the request of the holders at a fixed conversion price of $3.1125 per share.
The Subordinated Note Agreement and Convertible Note Agreement contain affirmative and negative covenants that require that the Company maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. At March 31, 2002, the Company was not in compliance with the financial covenants of the Subordinated Note Agreement and Convertible Note Agreement.

  As a result of the losses incurred during the past two years and for the three months ended March 31, 2002, the Company has not been in compliance with the financial covenants of the Credit Agreement, Subordinated Note Agreement and Convertible Note Agreement ("Debt Agreements") since June 30, 2000. At March 31, 2002, approximately $45.2 million in senior debt and $15.0 million in subordinated debt were outstanding under the Debt Agreements in addition to approximately $3.5 million in other outstanding subordinated debt. The Company has continued to pay interest (other than cumulative default interest of $2.2 million) on the amounts outstanding under the Debt Agreements, but has not made scheduled principal payments of $11.3 million as of March 31, 2002 due under the Credit Agreement, nor made interest or principal payments of $6.3 million owed to subordinated creditors since July 2000. Since the Company is in default under these agreements, all amounts outstanding are subject to acceleration and have been classified as current liabilities. The Company has requested a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the Debt Agreements. However, these negotiations have not resulted in a forbearance agreement or restructuring of the debt. There can be no assurance that the Company's lenders will consent to a forbearance agreement and the restructuring necessary to allow the Company to continue to operate. If the Company and the lenders cannot reach an agreement, it may be necessary for the Company to seek protection under Chapter 11 of the Bankruptcy Code.

4.  Commitments and Contingencies:

Litigation

  In June 2000, the Company recorded litigation expenses of $1,495,000 resulting from an arbitration award against two subsidiaries of the Company in an arbitration proceeding in Los Angeles, California. The arbitrator found that the subsidiaries had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $442,000. In August 2000, the arbitrator awarded the plaintiffs an additional $666,000 for attorney fees and costs, resulting in a total judgment of $1,108,000 against the Company's subsidiaries. None of the judgment amount awarded to the plaintiffs has been paid as of May 13, 2002.

  In October 2001, the former owners of Dental Centers of America filed suit in Bexar County, Texas alleging that the Company breached a letter agreement offering payment as settlement for past due amounts on two subordinated promissory notes that were part of the purchase consideration for Dental Centers of America. In March 2002, the plaintiffs obtained a judgment for $625,000 plus interest and attorneys' fees, against the

                          CASTLE DENTAL CENTERS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Company. The Company is currently involved in settlement negotiations with the plaintiffs and none of the judgment award has been paid as of May 13, 2002.

   The Company also is a defendant in a lawsuit with a landlord of a leased property that was abandoned by the Company in 2001 as part of its restructuring plan. The lease had remaining term of 42 months at monthly rental rates of $3,800 at the time the Company stopped paying rent on the lease. The Company is attempting to negotiate a settlement with the landlord. In April 2002, the Company paid $45,000 in settlement of another lease that it had abandoned and that had been the subject of a lawsuit.

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

5. Restructuring Costs and Other Charges and Asset Impairment

   In the first quarter of 2001, the Company announced plans to restructure the Credit Agreement (Note 3). At May 13, 2002, the Company is still in negotiation with the lender. Restructuring costs and other charges for the three months ended March 31, 2001 include legal and other professional fees of $0.4 million and $0.1 million in severance costs. Restructuring costs and other charges for the three months ended March 31, 2002, include legal and other professional fees of $0.3 million and $0.2 million for estimated future rent accrued on dental offices closed during the first quarter of 2002.

   The $0.1 million asset impairment for the three months ended March 31, 2002, results primarily from the write-off of leasehold improvements associated with the closing of one dental office in Texas and three dental offices in Florida during the period.

6. Earnings Per Share:

   Basic earnings per share for all periods presented equals net loss divided by the weighted average number of shares of common stock outstanding during each period. The effect of stock options and convertible debt was excluded from the calculation of diluted loss per share for both periods because their effect would have been anti-dilutive.

7. Derivative Instruments and Hedging Activities

   During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the implementation of SFAS 133 until the fiscal year ending December 31, 2001. The Company implemented SFAS 133 effective January 1, 2001. During the three month period ended March 31, 2001, the Company accrued $0.1 million in additional interest expense under a hedging arrangement. The cumulative effect of accounting change as of January 1, 2001, was a charge of $0.3 million, or $0.03 per common share, that was reflected in the first quarter of 2001. The term of the swap contract expired July 10, 2001.

                          CASTLE DENTAL CENTERS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


8.   Segment Information

     The following table sets forth the financial information with respect to the Company and its reportable segments:

                                                                                                     Three Months Ended
                                                                                                         March 31,
                                                                                              ------------------------------
                                                                                                  2001               2002
                                                                                              ------------       -----------
                                                                                                      (in thousands)
Net patient revenues:
     Texas................................................................................    $     18,865       $    16,377
     Florida..............................................................................           2,857             2,951
     Tennessee............................................................................           2,960             3,182
     California...........................................................................           3,041             2,978
                                                                                              ------------       -----------
     Total net patient revenues...........................................................    $     27,723       $    25,488
                                                                                              ------------       -----------

Operating expenses:
     Texas................................................................................    $     16,057       $    15,350
     Florida..............................................................................           2,819             2,799
     Tennessee............................................................................           2,608             2,607
     California...........................................................................           2,365             2,331
     Corporate, general and administrative expenses.......................................           1,509             1,702
     Restructuring costs and other charges................................................             466               526
                                                                                              ------------       -----------
     Total operating expenses.............................................................    $     25,824       $    25,315
                                                                                              ------------       -----------
Operating income:
     Texas................................................................................           2,808             1,027
     Florida..............................................................................              38               152
     Tennessee............................................................................             352               575
     California...........................................................................             676               647
     Corporate, general and administrative expenses.......................................          (1,509)           (1,702)
     Restructuring costs and other charges................................................            (466)             (526)
                                                                                              ------------       -----------
     Total operating income...............................................................           1,899               173
Interest expense..........................................................................           2,199             1,628
Other income..............................................................................              (9)              (13)
                                                                                              ------------       -----------
Loss before benefit for income taxes and cumulative
  change in accounting principle..........................................................    $       (291)      $    (1,442)
                                                                                              ============       ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, the changing environment for dental health care, the pace of the Company's development and acquisition activities, the reimbursement rates for dental services, and other risk factors detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the year ended December 31, 2001, as filed with the U.S. Securities and Exchange Commission.

Overview

  The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, California and Tennessee. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At March 31, 2002, the Company managed 85 dental centers with approximately 210 affiliated dentists, orthodontists and specialists.

Components of Revenues and Expenses

  Net patient revenues represent amounts billed by the affiliated dental practices to patients and third-party payors for dental services rendered. Net patient revenues are reported at established rates reduced by contractual amounts based on agreements with patients, third-party payors and others obligated to pay for services rendered.

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

Results of Operations

  The following table sets forth the percentages of net patient revenues represented by certain items reflected in the Company's Statement of Operations. The information that follows should be read in conjunction with the Annual audited Financial Statements and notes thereto of the Company included in the Company's Form 10-K filed with the Securities and Exchange Commission, as well as the Unaudited Consolidated Financial Information, included in this Form 10-Q.

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                      --------------------------------
                                                                                          2001                2002
                                                                                      -----------         ------------
Net patient revenues...............................................................         100.0%               100.0%
Expenses:
  Dentist salaries and other professional costs....................................          26.5%                28.4%
  Clinical salaries................................................................          18.5%                22.2%
  Dental supplies and laboratory fees..............................................          10.6%                11.8%
  Rental and lease expense.........................................................           6.2%                 6.0%
  Advertising and marketing........................................................           2.8%                 3.3%
  Depreciation and amortization....................................................           6.2%                 3.6%
  Other operating expenses.........................................................           6.9%                 7.7%
  Bad debt expense.................................................................           4.1%                 3.0%
  Restructuring costs and other charges............................................           1.7%                 2.1%
  General and administrative.......................................................           9.5%                10.9%
  Asset impairment.................................................................            --                  0.4%
                                                                                      -----------         ------------
      Total expenses...............................................................          93.2%                99.3%
                                                                                      -----------         ------------
Operating income...................................................................           6.8%                 0.7%
Interest expense...................................................................           7.9%                 6.4%
Other income.......................................................................           0.0%                -0.1%
                                                                                      -----------         ------------
Loss before income taxes and cumulative effect of
  change in accounting principle...................................................          -1.0%                -5.7%
Income taxes.......................................................................           0.0%                 0.0%
                                                                                      -----------         ------------
Loss before cumulative effect of change in accounting principle....................          -1.0%                -5.7%
Cumulative effect of change in accounting principle................................          -0.9%                  --
                                                                                      -----------         ------------
Net loss...........................................................................          -2.0%                -5.7%
                                                                                      ===========         ============

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Net Patient Revenues - Net patient revenues decreased from $27.7 million for the three months ended March 31, 2001, to $25.5 million for the same period of 2002, a decrease of $2.2 million or 8.1%. Patient revenues from dental centers opened for more than one year decreased approximately $0.6 million, or 2.3%. The decrease is attributable to the slowdown in general economic activity compared to the prior year. The closing of nine dental centers between April 1, 2001 and March 31, 2002 accounted for $1.6 million of the decrease in revenues.

     Dentist Salaries and Other Professional Costs - Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the three months ended March 31, 2002, dentist salaries and other professional costs were $7.2 million, $0.1 million, or 1.4% lower than dentist compensation in the prior year period. The decrease is attributable to the closing of nine dental centers in the past year. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased from 26.5% to 28.4% for the three months ended March 31, 2001 and 2002, respectively.

     Clinical Salaries - Clinical salaries increased from $5.1 million for the three months ended March 31, 2001 to $5.7 million for the three months ended March 31, 2002, an increase of $0.5 million or 10.2%. The increase is attributable to the upgrading of dental office management and other personnel. Expressed as a percentage of net patient revenues, clinical salaries increased from 18.5% for the three months ended March 31, 2001 to 22.2% for the comparable 2002 period.

  Dental Supplies and Laboratory Fees - Dental supplies and laboratory fees increased slightly, from $2.9 million for the three months ended March 31, 2001 to $3.0 million for the three months ended March 31, 2002, an increase of 1.8%. Higher laboratory fees as a result of price increases and improved quality of lab products accounted for the increase. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 10.6% for the three months ended March 31, 2001 to 11.8% for the three months ended March 31, 2002.

  Rent and Lease Expense - Rent and lease expense of $1.5 million for the three months ended March 31, 2002 decreased by $0.2 million, or 12.1%, from the first quarter of 2001. The closing of nine dental centers over the past year accounted for the decrease. Expressed as a percentage of net patient revenues, rent and lease expense decreased from 6.2% for the three months ended March 31, 2001 to 6.0% for the three-month period ended March 31, 2002.

  Advertising and Marketing - Advertising and marketing expenses of $0.8 million in the first quarter of 2002 was relatively unchanged from the same period of 2001. Expressed as a percentage of net patient revenues, advertising and marketing expenses increased from 2.8% in the prior year period to 3.3% for the three months ended March 31, 2002.

  Depreciation and Amortization - Depreciation and amortization decreased from $1.7 million for the three months ended March 31, 2001, to $0.9 million for the three months ended March 31, 2002, a decrease of 0.8 million or 47.0%. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets and reclassified approximately $54.9 million from management services agreements to goodwill, and as required by SFAS 142, the company no longer records amortization expenses related to this goodwill. The effect of this change reduced the net loss by approximately $0.7 million, or $0.10 per share for the three months ended March 31, 2002. Had the Company adopted SFAS 142 effective January 1, 2001, the effect would have been to reduce the net loss by approximately $0.7 million, or $0.11 per share for the three months ended March 31, 2001. The Company is currently in the process of determining the effect of implementing SFAS 142 on goodwill. It is likely that the Company will record a significant impairment charge as a change in accounting principle related to certain of its markets upon completion of the initial impairment review. Management of the Company expects to complete the assessment by the end of the second quarter 2002. The remainder of the decrease resulted from the closing of nine centers over the past year. Expressed as a percentage of net patient revenues, depreciation and amortization decreased from 6.2% in the prior year period to 3.6% for the three months ended March 31, 2002 .

  Other Operating Expenses - Other operating expenses increased slightly from $1.9 million for the three months ended March 31, 2001, to $2.0 million for the three months ended March 31, 2002, an increase of $0.1 million or 2.8%. Other operating expenses represent expenses related to the operation of the Company's dental centers. The increase is attributable primarily to recruiting for new dentists and increased communication costs. Expressed as a percentage of net patient revenues, other operating expenses increased from 6.9% for the three months ended March 31, 2001 to 7.7% for the comparable 2002 period.

  Bad Debt Expense - Bad debt expense of $0.8 million for the three months ended March 31, 2002 decreased by $0.4 million, or 32.3%. Expressed as a percentage of net patient revenues, bad debt expense decreased from 4.1% for the three months ended March 31, 2001 to 3.0% for the same period of 2002. The decrease is attributable to improved collection efforts and increased collection staff.

  Restructuring Costs and Other Charges - For the three months ended March 31, 2002 the Company recorded restructuring costs and other charges of $0.5 million including remaining lease obligations on closed offices and legal and professional fees related to the restructuring of the Company's senior credit facility. For the three months ended March 31, 2001 the Company recorded restructuring costs and other charges of $0.5 million including severance costs and legal and professional fees related to the implementation of the plan to improve operating results and restructure the Company's credit facilities.

  General & Administrative Expense - General and administrative expenses of $2.8 million for the three months ended March 31, 2002 increased by 5.2% from general and administrative expenses of $2.6 million in the first quarter of 2001. Expressed as a percentage of net patient revenues, general and administrative expense increased from 9.5% for the three months ended March 31, 2001 to 10.9% for the comparable period of 2002. This increase in general and administrative expenses is attributable to additional support staff in the corporate office and increased legal expenses.

  Interest Expense - Interest expense decreased from $2.2 million for the three months ended March 31, 2001 to $1.6 million for the three months ended March 31, 2002, a decrease of $0.6 million or 26.0%. The decrease resulted from a decrease in the variable interest rate under the bank credit facility and senior subordinated note agreements.

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

Liquidity and Capital Resources

  At March 31, 2002 the Company had a net working capital deficit of $68.4 million, resulting primarily from the classification as a current liability of $45.2 million of outstanding borrowings under the Company's senior bank credit facility, $15.0 million in senior subordinated note and convertible note agreements (see below) and $3.5 million in other subordinated notes. Current assets consisted of cash and cash equivalents of $3.2 million, billed and unbilled accounts receivable of $8.6 million and prepaid expenses and other current assets of $1.7 million. Current liabilities totaled $81.9 million, consisting of $18.1 million in accounts payable and accrued liabilities, $63.7 million in current maturities of long-term debt and $0.1 million of deferred compensation payable to a stockholder.

  For the three months ended March 31, 2001, cash provided by operating activities was $2.7 million. In the three months ended March 31, 2002, cash used in operating activities amounted to $0.4 million. For the three months ended March 31, 2001 and 2002 cash used in investing activities was $0.1 million and $0.3 million, respectively, consisting primarily of capital expenditures. For the three months ended March 31, 2001 and 2002, cash used in financing activities totaled $0.1 million and $50,000, respectively, representing repayments of long-term debt and capital lease obligations.

  During the first three months of 2002, the Company's principal sources of liquidity consisted primarily of cash and cash equivalents and net accounts receivable. The Company incurred losses of $19.1 million in 2000, $14.8 million in 2001 and $1.4 million for the three months ended March 31, 2002, and, as a result, has not been in compliance with certain financial covenants of the Credit Agreement, the Subordinated Note Agreement and the Convertible Note Agreement since June 30, 2000 (collectively the "Debt Agreements").

  The Credit Agreement provides for borrowings up to $55.0 million and matures November 2002. Advances under the Credit Agreement required quarterly interest payments only through March 2001 at which time principal became payable quarterly based on a five-year amortization with final payment at maturity. Borrowings under the Credit Agreement may at no time exceed a specified borrowing base, which is calculated as a multiple of the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"), as adjusted. The Credit Agreement bears interest at variable rates, which are based upon either the bank's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Agreement. A commitment fee is payable quarterly at rates ranging from 0.125 percent to 0.5 percent of the unused amounts for such quarter. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. At March 31,

2002, $45.2 million was outstanding under the Credit Agreement. In November 2001, the Credit Agreement became a term note, therefore additional borrowings under the agreement are not available.

  The Subordinated Note Agreement and Convertible Note Agreement provided borrowings of $13.7 and $1.3 million, respectively. Proceeds from these notes were used to reduce borrowings under the bank credit facility, to acquire a 20% minority interest in the Company's California subsidiary and to reduce other accrued liabilities and accounts payable. Loans under the Subordinated Note Agreement bear interest at the 90-day LIBOR rate plus five and one-half percent, payable quarterly, and are due in eight quarterly installments beginning in the sixty-third month following the closing date. Loans under the Convertible Note Agreement bear interest at the same rate as loans under the Subordinated Note Agreement and are due on demand beginning seven years after the closing date with a final maturity date of January 30, 2009. The convertible note is convertible at any time into 442,880 shares of Company common stock at the request of the holders at a fixed conversion price of $3.1125 per share. The Subordinated Note Agreement and Convertible Note Agreement contain affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends .

  As a result of losses incurred in the past two years and the three months ended March 31, 2002, the Company has not been in compliance with the financial covenants of the Debt Agreements since June 30, 2000. At March 31, 2002, approximately $45.2 million in senior debt and $15.0 million in subordinated debt were outstanding under the Debt Agreements in addition to approximately $3.5 million in other outstanding subordinated debt. Since the Company is in default under these agreements, all amounts outstanding are subject to acceleration and have been classified as current liabilities.

  The Company has continued to pay interest (other than default interest) on the amounts outstanding under the Credit Agreement, but has not made scheduled principal payments of $11.3 million under the Credit Agreement, nor made interest or principal payments of $6.3 million owed to subordinated creditors since July 2000. During the last half of 2001, the Company negotiated with its creditors and an unrelated third party concerning a potential equity investment and the restructuring of the Debt Agreements and other Company debt. However, due to the deterioration in operating results in the fourth quarter 2001, the discussions concerning the potential equity investment were terminated in January 2002 and the Company has continued negotiations with the senior and subordinated lenders concerning a forbearance agreement or a restructuring of the Company's debt. However, these negotiations have not resulted in a forbearance agreement or restructuring of the debt as of May 13, 2002. There can be no assurance that the Company's lenders will consent to the restructuring necessary to allow the Company to continue to operate. If the Company and its lenders cannot reach an agreement, it may be necessary for the Company to seek protection under Chapter 11 of the Bankruptcy Code. These factors, among others, indicate that the Company may be unable to continue as a going concern.

  The Company has implemented a plan to improve operating results. Components of this plan include (i) increased hiring of new dentists and improving dentist retention; (ii) continuing to monitor and close unprofitable and under performing dental centers; (iii) refurbishing and modernizing existing dental centers within capital expenditure constraints of $1.5 million; (iv) upgrading dental office management personnel; and (v) improving patient services in order to increase patient retention rates.

  However, there can be no assurance that the these efforts to improve operating results and cash flows will be sufficient to allow the Company to meet its obligations in a timely manner or that the Company's creditors will agree with the plan. Therefore, there is substantial doubt about the Company's ability to continue in existence.

Recent Accounting Pronouncements

  On August 16, 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligation". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. These provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. Management believes the application of SFAS 143 will not have a material effect on the Company.

  On October 3, 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", both of which address the disposal of a segment of a business. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Company is currently evaluating the impact of the adoption of this Statement but does not believe it will have a material impact on the Company's net income, cash flows, or financial condition.

  In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FAS Nos.4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. SFAS No. 145 is not expected to affect our results of operations, liquidity or financial position.


Item 3. Quantitative and Qualitative Disclosures About Market Risks

  The Company's financial instruments with market risk exposure are revolving credit borrowings under its Debt Agreements, which total $60.2 million at March 31, 2002. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $602,000, or $0.09 per share, on an annual basis. The bank credit facility was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from either the prime interest rate or Eurodollar interest rate.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

  In June 2000, the Company recorded litigation expenses of $1,495,000 resulting from an arbitration award against two subsidiaries of the Company in an arbitration proceeding in Los Angeles, California. The arbitrator found that the subsidiaries had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $442,000. In August 2000, the arbitrator awarded the plaintiffs an additional $666,000 for attorney fees and costs, resulting in a total judgment of $1,108,000 against the Company's subsidiaries. This amount, as well as additional legal expenses incurred by the Company, was included in the litigation expenses recorded in June 2000. None of the judgment amount awarded to the plaintiffs has been paid as of May 13, 2002.

  In October 2001, the former owners of Dental Centers of America filed suit in Bexar County, Texas alleging that the Company breached a letter agreement offering payment as settlement for past due amounts on two subordinated promissory notes that were part of the purchase consideration for Dental Centers of America. In March 2002, the plaintiffs obtained a judgment for $625,000 plus interest and attorneys' fees, against the Company. The Company is currently involved in settlement negotiations with the plaintiffs and none of the judgment award has been paid as of May 13, 2002.

  The Company also is a defendant in a lawsuit with the landlord of a leased property that was abandoned by the Company in 2001 as part of its restructuring plan. The lease had a remaining term of 42 months at a monthly rental rate of $3,800 at the time the Company stopped paying rent on the lease. The Company is attempting to negotiate a settlement with the landlord. In April 2002, the Company paid $45,000 in settlement of another lease that it had abandoned and that had been the subject of a lawsuit.

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

Item 3. Defaults Upon Senior Securities.

  As a result of losses incurred in 2000, 2001 and the three months ended March 31, 2002, the Company has not been in compliance with the financial covenants of the Credit Agreement, Subordinated Note Agreement and Convertible Note Agreement ("Debt Agreements") since June 30, 2000. At March 31, 2002, approximately $45.2 million in senior debt and $15.0 million in subordinated debt were outstanding under the Debt Agreements in addition to approximately $3.5 million in other outstanding subordinated debt. The Company has continued to pay interest (other than cumulative default interest of $2.2 million) on the amounts outstanding under the Debt Agreements, but has not made scheduled principal payments of $11.3 million as of March 31, 2002 due under the Credit Agreement, nor made interest or principal payments of $6.3 million owed to subordinated creditors since July 2000. Since the Company is in default under these agreements, all amounts outstanding are subject to acceleration and have been classified as current liabilities. The Company has requested a forbearance of scheduled principal payments and is negotiating with its lenders to restructure the Debt Agreements. However, these negotiations have not resulted in a forbearance agreement or restructuring of the debt. There can be no assurance that the Company's lenders will consent to forbearance agreement and restructuring necessary to allow the Company to continue to operate. If the Company and the lenders cannot reach an agreement, it may be necessary for the Company to seek protection under Chapter 11 of the Bankruptcy Code.

Item 4. Submission of Matters to a Vote of Security Holders.

  None

Item 5. Other Information.

  Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

  The following exhibits are filed with this report:

        (a) Exhibits

            2. Plan of Acquisition, Reorganization, Arrangement, Liquidation of
               Succession*

            3. Articles of Incorporation and By-laws

               3.1 Amended and Restated Certificate of Incorporation of Castle
                   Dental Centers, Inc. (incorporated by reference from Exhibit
                   3.1 of the Company's

                      Annual Report on Form 10-K for the period ended December 31, 2001, File No. 001-13263)

               3.2 Bylaws of Castle Dental Centers, Inc. (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1, filed September 3, 1996, Reg. No. 333-1335)

               3.3 Amendment to Bylaws of Castle Dental Centers, Inc. dated August 16, 1996 (incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-1, filed September 3, 1996, Reg. No. 333-1335)

           4. Instruments defining the rights of security holders, including indentures.

               4.1 Form of Certificate representing the Common Stock, par value $.001 per share, of Castle Dental Centers, Inc. (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, filed September 3, 1996, Reg. No. 333-1335)

               4.2 Registration Rights Agreement dated December 18, 1995, among Castle Dental Centers, Inc. and Delaware State Employees' Retirement Fund, Declaration of Trust for Defined Benefit Plan of ICI American Holdings, Inc., Declaration of Trust for Defined Benefit Plan of Zeneca Holdings, Inc. and certain stockholders and investors in the Company (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1, filed September 3, 1996, Reg. No. 333-1335)

           4.3 Stockholders Agreement dated as of January 31, 2000, by and among Castle Dental Centers, Inc., Heller Financial, Inc., Midwest Mezzanine Fund II, L.P., and certain stockholders and investors in the Company (incorporated by reference to
                      Exhibit 4.3 of the Company's Form Annual Report on Form 10-K for the period ended March 31, 2000, File No. 001-13263)

               4.4 Registration Rights Agreement dated as of January 31, 2000, by and among Castle Dental Centers, Inc., Heller Financial, Inc., Midwest Mezzanine Fund II, L.P., and certain stockholders and investors in the Company. (incorporated by reference to Exhibit 4.4 of the Company's Form Annual Report on Form 10-K for the period ended March 31, 2000, File No. 001-13263)

           10. Material Contracts*

           11. Statement re computation of per share earnings*

           15. Letter re unaudited interim financial information*

           18. Letter re change in accounting principles*

           19. Report furnished to security holders*

           22. Published report regarding matters submitted to vote of security holders*

           23. Consents of experts and counsel*

           24. Power of attorney*

           99. Additional exhibits*

--------------------
               *Inapplicable to this filing

     (b) Reports on Form 8-K

         None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CASTLE DENTAL CENTERS, INC.


Date: May 20, 2002                      /s/ JAMES M.USDAN
                                     -----------------------------
                                        James M. Usdan
                                        Chief Executive Officer

Date: May 20, 2002                      /s/ JOSEPH P. KEANE
                                     -----------------------------
                                        Joseph P. Keane
                                        Chief Financial Officer