Form 10-Q
period 2002-06-30
CASTLE DENTAL CENTERS INC
filed 2002-08-19
CIK 1018152

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    --------------

                         Commission File Number: 1-13263


                           Castle Dental Centers, Inc.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                  76-0486898
            (State or other jurisdiction of                   (I.R.S. Employer
            incorporation or organization)                   Identification No.)


             3701 Kirby Drive, Suite 550                           77098
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

               Yes       X                              No_________
                     ---------

         The number of shares of Common Stock issued and outstanding, par value, $0.001 per share, as of August 12, 2002 was 6,417,206.

                           CASTLE DENTAL CENTERS, INC.
                                      Index

                                                                                                        Page
                                                                                                 -----------------
PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets
                December 31, 2001 and June 30, 2002...............................................     3

                Condensed Consolidated Statements of Operations
                For the Three and Six Months Ended June 30, 2001 and 2002 ........................     4

                Condensed Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2001 and 2002...................................     5

                Notes to Condensed Consolidated Financial Statements..............................     6

             Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.....................................    14

             Item 3.  Quantitative and Qualitative Disclosures About Market Risks.................    21

PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings ..........................................................    21

             Item 2.  Changes in Securities and Use of Proceeds  .................................    22

             Item 3.  Defaults Upon Senior Securities.............................................    22

             Item 4.  Submission of Matters to a Vote of Security Holders.........................    23

             Item 5.  Other Information...........................................................    23

             Item 6.  Exhibits and Reports on Form 8-K............................................    23

SIGNATURES........................................................................................    26

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           CASTLE DENTAL CENTERS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (in thousands, except per share data)

                                                                                          December 31,         June 30,
                                                                                              2001               2002
                                                                                        -----------------   ----------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ....................................................             $  3,979           $  2,004
  Patient receivables, net .....................................................                4,810              5,705
  Unbilled patient receivables, net ............................................                2,869              2,790
  Prepaid expenses and other current assets ....................................                1,373              1,974
                                                                                        --------------      -------------
              Total current assets .............................................               13,031             12,473
                                                                                        --------------      -------------
  Property and equipment, net ..................................................               14,746             13,455
  Goodwill and intangibles, net ................................................               54,994             17,960
  Other assets .................................................................                1,311              1,022
                                                                                        --------------      -------------
              Total assets .....................................................             $ 84,082           $ 44,910
                                                                                        ==============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ............................................             $ 63,759           $  1,135
  Accounts payable and accrued liabilities .....................................               16,983             18,044
  Deferred compensation payable, related party .................................                  132                132
                                                                                        --------------      -------------
              Total current liabilities ........................................               80,874             19,311
                                                                                        --------------      -------------

Long-term debt, net of current portion .........................................                   16             62,418
Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value, 19,000,000 shares authorized,
   6,417,206 shares issued and outstanding .....................................                   6                   6
  Additional paid-in capital ...................................................               42,086             41,916
  Accumulated deficit ..........................................................              (38,900)           (78,741)
                                                                                        --------------      -------------
              Total stockholders' equity .......................................                3,192            (36,819)
                                                                                        --------------      -------------
              Total liabilities and stockholders' equity .......................             $ 84,082           $ 44,910
                                                                                        ==============      =============


    The accompanying notes are an integral part of the consolidated financial statements.

                           CASTLE DENTAL CENTERS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)

                                                                      Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                   --------------------------  --------------------------
                                                                        2001         2002           2001          2002
                                                                   ------------ -------------  ------------  ------------
Net patient revenues .............................................     $24,504       $25,146       $52,227     $  50,634
Expenses:
  Dentist salaries and other professional costs ..................       6,629         7,327        13,981        14,576
  Clinical salaries ..............................................       4,852         5,512         9,985        11,167
  Dental supplies and laboratory fees ............................       2,856         2,960         5,804         5,961
  Rental and lease expense .......................................       1,683         1,540         3,415         3,062
  Advertising and marketing ......................................         805           460         1,588         1,300
  Depreciation and amortization ..................................       1,670           903         3,396         1,818
  Other operating expenses .......................................       1,811         2,029         3,712         3,984
  Bad debt expense ...............................................       1,164         1,106         2,312         1,883
  Restructuring costs and other charges ..........................       1,323           658         1,789         1,184
  General and administrative .....................................       2,722         2,585         5,358         5,356
  Asset impairment ...............................................         534             -           534           104
                                                                   ------------ -------------  ------------  ------------
      Total expenses .............................................      26,049        25,080        51,874        50,395
                                                                   ------------ -------------  ------------  ------------
Operating income (loss) ..........................................      (1,545)           66           353           239
Interest expense .................................................       2,158         1,645         4,358         3,273
Other income .....................................................         (17)         (180)          (26)         (193)
                                                                   ------------ -------------  ------------  ------------

Loss before provision for income taxes and
  cumulative effect of change in accounting principle ............      (3,686)       (1,399)       (3,979)       (2,841)
Provision for income taxes .......................................           -             -             -             -
                                                                   ------------ -------------  ------------  ------------
Loss before cumulative effect of change
  in accounting principle ........................................      (3,686)       (1,399)       (3,979)       (2,841)
Cumulative effect of change in accounting principle ..............           -             -          (250)      (37,000)
                                                                   ------------ -------------  ------------  ------------
Net loss .........................................................     $(3,686)      $(1,399)      $(4,229)    $ (39,841)
                                                                   ============ =============  ============  ============

Loss per common share:
  Loss before cumulative effect of change
    in accounting principle ......................................     $ (0.57)      $ (0.22)      $ (0.62)    $   (0.44)
  Cumulative effect of change in accounting principle ............           -             -         (0.04)        (5.77)
                                                                   ------------ -------------  ------------  ------------
  Net loss .......................................................     $ (0.57)      $ (0.22)      $ (0.66)    $   (6.21)
                                                                   ============ =============  ============  ============

Weighted average number of common and
common equivalent shares outstanding
  Basic and diluted ..............................................       6,417         6,417         6,417         6,417
                                                                   ============ =============  ============  ============

    The accompanying notes are an integral part of the consolidated financial statements.

                        CASTLE DENTAL CENTERS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (in thousands)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                        ------------------------------------
                                                                              2001               2002
                                                                        -----------------  -----------------
Cash flows from operating activities:
Net loss .............................................................        $ (4,229)         $ (39,841)
  Adjustments:
    Provisions for bad debts .........................................           2,312              1,883
    Depreciation and amortization ....................................           3,396              1,818
    Amortization of loan cost ........................................             208                367
    Asset impairment .................................................             534                104
    Gain on sale of property and equipment ...........................               -               (173)
    Cumulative effect of change in accounting principle ..............             250             37,000
    Changes in operating assets and liabilities:
      Patient receivables ............................................              60             (2,797)
      Unbilled patient receivables ...................................              32                 98
      Prepaid expenses and other current assets ......................            (314)              (551)
      Other assets ...................................................              11                 (6)
      Accounts payable and accrued liabilities .......................           1,086              1,061
                                                                            ----------         ----------
          Net cash provided by  (used in) operating activities .......           3,346             (1,037)
                                                                            ----------         ----------

Cash flows used in investing activities:
  Capital expenditures ...............................................            (337)              (597)
                                                                            ----------         ----------
          Net cash used in investing activities ......................            (337)              (597)
                                                                            ----------         ----------

Cash flows from financing activities:
  Repayment of debt and capital lease obligations ....................            (200)               (99)
  Debt and equity issuance costs .....................................               -               (242)
                                                                            ----------         ----------
         Net cash used in financing activities .......................            (200)              (341)
                                                                            ----------         ----------

Net change in cash and cash equivalents ..............................           2,809             (1,975)
Cash and cash equivalents, beginning of period .......................             901              3,979
                                                                            ----------         ----------
Cash and cash equivalents, end of period .............................        $  3,710          $   2,004
                                                                            ==========         ==========

    The accompanying notes are an integral part of the consolidated financial statements.

                           CASTLE DENTAL CENTERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

Corporate Organization and Basis of Presentation

         The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $19.1 million in 2000, $14.8 million in 2001 and $2.8 million before cumulative effect of change in accounting principle for the six-month period ended June 30, 2002. At June 30, 2002, the Company has a working capital deficit of $6.8 million and had negative cash flows from operations of $1.0 million for the six months ended June 30, 2002. As discussed below (Note 2), in July 2002, the Company completed a restructuring of its credit agreement, senior subordinated notes, subordinated convertible notes and other indebtedness. This restructuring extinguished certain debt due by the Company and extended payment dues by the Company on more favorable terms. Management believes this is an important step in its plan for the Company.

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

     The consolidated financial statements include the accounts of the Company and all wholly owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements ("Management Services Agreements") with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, upon the occurrence of certain events, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost ("nominee arrangements"). At June 30, 2002, all of the affiliated dental practices were owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except from professional corporations located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 15.0% to 20.0% of net patient revenues; and, (iii) a performance fee equal to the net patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated dental practice and (ii) a management fee in an amount equal to 30.0% of net patient revenues. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

     The accompanying unaudited consolidated financial statements as of June 30, 2002, and for the six months ended June 30, 2001 and 2002 include the accounts of the Company and its management company subsidiaries and the affiliated dental practices. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the Company's annual financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction therewith. In management's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

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

     In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is currently evaluating the impact of the adoption of this Statement but does not believe it will have a material impact on the Company's net income, cash flows, or financial condition.

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this guidance include termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company is currently evaluating the impact of the adoption of this Statement but does not believe it will have a material impact on the Company's net income, cash flows, or financial condition.

2.  Restructuring

         Since June 2000, the Company has been in default under:
         . its bank credit agreement of $45.2 million (the "Old Credit Agreement") with its senior secured lenders (the "Senior Secured Lenders");
         . its senior subordinated notes and subordinated convertible notes of $15.0 million (the "Senior Subordinated Notes") issued to Heller Financial, Inc. ("Heller") and Midwest Mezzanine Fund II, L.P. ("Midwest," and, collectively with Heller, the "Senior Subordinated Lenders"); and
         . its subordinated notes and other subordinated indebtedness of $3.2 million issued to various sellers of dental practices to the Company (collectively, the "Old Notes").

         On July 19, 2002, the Company entered into a restructuring (the "Restructuring") with its Senior Secured Lenders, its Senior Subordinated Lenders and the holders of the Old Notes regarding the debt outstanding under the Old Credit Agreement, the Senior Subordinated Notes and the Old Notes. Pursuant to the Restructuring, the Company has:

         .   exchanged 32,002 shares of Convertible Preferred Stock, Series A-1
             (Note 4), par value $.001 per share ("Series A-1 Stock"), for
             $3,624,771 in aggregate principal and interest of its Old Notes;
         .   exchanged 179,280 shares of Series A-1 Stock for $17,928,000 in aggregate principal and interest of the Senior Subordinated Notes;
         .   amended and restated the Old Credit Agreement (Note 4);
         .   issued warrants to purchase 60,859 shares of Convertible Preferred
             Stock, Series A-2 (Note 4), par value $.001 per share ("Series A-2
             Stock"), to the Senior Secured Lenders;
         .   borrowed $1,700,000 from the Senior Subordinated Lenders and James
             M. Usdan, the Company's Chief Executive Officer (collectively with the Senior Subordinated Lenders, the "New Money Lenders");
         .   issued convertible notes with an aggregate principal amount of
             $1,700,000 evidencing the amount borrowed from the New Money
             Lenders which notes are initially convertible into 3,105,618 shares of the Company's common stock, par value $.001 per share ("Common
             Stock"), interest at 15% is due quarterly and principal is due June
             30, 2007;
         .   issued warrants to purchase 17,974,062 shares of Common Stock to the New Money Lenders.

     The Company expects to recognize a gain of approximately $16.0 million in the third quarter of 2002 as part of the Restructuring.

     As these events did not occur prior to June 30, 2002 the related impact is not reflected in the accompanying June 30, 2002, Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Operations.

         In connection with the Restructuring, the Company entered into settlement agreements ("Settlement Agreements") with Jack H. Castle, Jr. and the estate of Jack H. Castle, D.D.S. Mr. Castle served as our Chief Executive Officer until February 2001 and continued as our Chairman of the Board until July 1, 2001. Dr. Castle owned all of the capital stock of Castle Dental Associates of Texas, P.C. (formerly Jack H. Castle,

D.D.S., P.C.), the professional corporation that employs the affiliated dentists in the State of Texas (the "Texas PC"), until his death in May 2002, at which time a successor owner of the Texas PC was appointed.

     The Settlement Agreement provided for mutual releases of any claims that either party may have had, as well as the following terms: (i) Dr. Castle's estate waived the right to receive the final payment of $0.1 million due under a deferred compensation agreement; (ii) the Company paid Mr. Castle severance through June 30, 2002 of approximately $0.3 million, reimbursed him for medical insurance and forgave $45,000 of debt Mr. Castle owed to the Company; (iii) in August 2002, Mr. Castle acquired two offices located in Corpus Christi and one office located in Beaumont and the Company paid Mr. Castle an additional $54,000 of expenses; and (iv) effective June 30, 2002, the Company terminated a lease of a property held by Goforth, Inc., which is owned by Mr. Castle, that required payments of approximately $16,000 per month and had a remaining term of approximately five years.

3.  Goodwill and Intangibles

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

     The Company adopted SFAS 142 effective January 1, 2002, and has reclassified approximately $54.9 million from management services agreements to goodwill. Under SFAS No. 142, substantially all of the Company's goodwill is no longer amortized, and the Company must perform an annual impairment test for goodwill and intangible assets. The Company allocates goodwill to its four reporting units. SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent of that difference. The Company based the fair values of its reporting units on discounted cash flow methodology and other company comparisons. The Company used the services of an outside consultant in preparation of the fair market analysis of the reporting units. Under SFAS No. 142, the Company recorded a transitional goodwill impairment charge of $37.0 million, presented as a cumulative effect of accounting change at the beginning of the fiscal year. This impairment charge is attributable to market declines in its reporting units in Texas, Florida, California and Tennessee.

     The following unaudited pro forma information presents the net loss and net loss per common share adjusted for SFAS No. 142 (in thousands):

                                                                   Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                                   ---------------------        ---------------------
                                                                     2001        2002             2001       2002
                                                                   --------    ---------        --------     --------
Net loss:
  Reported loss before cumulative effect of change
   in accounting principle .................................         (3,686)      (1,399)         (3,979)      (2,841)
  Add back: goodwill amortization, net of tax ..............            682            -           1,366            -
                                                                   --------    ---------        --------     --------
  Adjusted loss before cumulative effect of change
   accounting principle ....................................         (3,004)      (1,399)         (2,613)      (2,841)
  Cumulative effect of change in accounting
   principle ...............................................              -            -            (250)     (37,000)
                                                                   --------    ---------        --------     --------
Adjusted net loss ..........................................       $ (3,004)   $  (1,399)       $ (2,863)    $(39,841)
                                                                   ========    =========        ========     ========

Basic and Diluted loss per common share:
  Reported loss before cumulative effect of change
   in accounting principle .................................       $  (0.57)   $   (0.22)       $  (0.62)    $  (0.44)
  Adjusted loss before cumulative effect of change
   in accounting principle .................................          (0.47)       (0.22)          (0.41)       (0.44)
  Adjusted net loss ........................................          (0.47)       (0.22)          (0.45)       (6.21)

        The balance of goodwill subsequent to the recognition of the transitional goodwill impairment charge above is $17.9 million at June 30, 2002.

4.      Long-term Debt and Capital Lease Obligations:

     In connection with the Restructuring, the Company entered into a Second Amended and Restated Credit Agreement ("Credit Agreement") with the Senior Secured Lenders. Pursuant to the terms of the Credit Agreement, the aggregate unpaid principal balance of the Old Credit Agreement amounting to $45.2 million plus accrued and unpaid default interest and other obligations of $2.2 million have been converted to a term loan in the amount of $47.4 million. Principal of the Credit Agreement is payable quarterly in installments of $0.5 million beginning March 31, 2003, increasing to $1.0 million March 31, 2004, and $1.6 million March 31, 2005 with a final payment of the remaining principal balance due July 19, 2005. As defined in the Credit Agreement, the Company is required to make an annual cash flow payment and other mandatory prepayments. Interest, payable monthly, is computed at the bank's prime rate plus two percent. An administrative fee of $25,000 is payable annually with the first payment due on July 19, 2002. Fees include (1) a one percent restructuring fee totaling approximately $0.5 million, which is payable in four quarterly installments of $0.1 million plus accrued interest at the bank's prime rate plus two percent, beginning September 19, 2002 and (2) a four percent financing fee amounting to approximately $1.9 million, which will be payable in full, without interest, on July 19, 2005. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends.

     At June 30, 2002, $45.2 million was outstanding under the Old Credit Agreement. The balance has been classified between current and long-term based upon the payment terms of the Credit Agreement entered into in July 2002. At June 30, 2002, $15.0 million in principal was outstanding under the Senior Subordinated

Notes and $3.2 million in principal was outstanding under the Old
Notes. These balances have been classified as long-term as they are converted to equity in July 2002, therefore, there is no current payment obligation under Senior Subordinated Notes and Old Notes.

5.   Preferred Stock

     The Company has authorized 1,000,000 shares of preferred stock, of which no shares were outstanding prior to the Restructuring. In connection with Restructuring (Note 2), the Company established a series consisting of 214,000 shares of Convertible Preferred Stock Series A-1 Stock and a series consisting of 62,000 shares of Convertible Preferred Stock, Series A-2 Stock. The Series A-1 Stock is convertible into a number of shares of common stock such that if the Series A-1 Stock were converted immediately prior to the issuance of (a) management options, (b) board member options, (c) warrants to the Senior Secured Lenders, (d) warrants to the New Money Lenders, and (e) Convertible Notes to the New Money Lenders, the holders of Series A-1 Stock would own 86% of the outstanding common stock following such conversion. The Series A-1 Stock has customary anti-dilution protection with regard to such events as stock splits and stock dividends. Upon liquidation, a holder of a share of Series A-1 Stock is entitled to a preferential distribution in liquidation equal to $100. The Series A-2 Stock that will be issued to the Senior Secured Lenders upon exercise of their warrants to be issued in connection with the Restructured Credit Agreement will have an aggregate liquidation preference equal to 12% of the aggregate liquidation preference of all shares of Series A-1 Stock and Series A-2 Stock outstanding at the closing of the Restructuring.

     Each share of Series A-1 Stock and Series A-2 Stock is currently convertible into approximately 182.7 shares of Common Stock and, once issued, votes on an "as converted" basis on all matters submitted to the holders of Common Stock of the Company. Holders of Series A-1 Stock, are entitled to elect a majority of the directors of the Company.

     As of July 19, 2002, the Company does not have enough shares of common stock authorized for the conversion rights issued in connection with the Restructuring. The Company plans to either increase the number of authorized shares of common stock or decrease the number of common shares outstanding or subject to conversion rights through a reverse stock split at an annual stockholders meeting to be held in the fourth quarter of 2002.

6.   Commitments and Contingencies:

Litigation

     On May 30, 2002, litigation was filed in the Circuit Court for Putnam County, Tennessee against the Company and one of its subsidiaries by the spouse and children of a patient of an affiliated dental practice alleging that the defendants were negligent and vicariously liable in the care and treatment of the patient, resulting in his death. The lawsuit seeks damages in the amount of $10 million, in excess of the policy limits of $1.0 million per occurrence carried by the Company. The Company has filed a response to the litigation denying liability in this matter and intends to vigorously defend itself. Discovery has not yet commenced in the case and, at this time, the Company cannot determine what liability, if any, may be assessed against it and therefore has not recorded any liability in this matter. A finding against the Company in excess of the insurance policy limits could have a material adverse effect on the Company.

     In 2000, the Company recorded litigation expenses of $1.5 million resulting from an arbitration award against two subsidiaries of the Company in an arbitration proceeding in Los Angeles, California. The arbitrator found that the subsidiaries had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $1.1 million, plus interest at 10 percent from the date that the judgment was filed. In connection with the July 2002 Restructuring, the Company entered into a forbearance agreement with the plaintiffs regarding this judgment. The Company has agreed that in exchange for forbearance in enforcing the judgment the Company will make the following payments (1) $100,000 interest payment in July 2002, (2) twenty-three monthly installments of $30,000 each and (3) then $25,000 monthly installments until paid in full.

     In October 2001, the former owners of Dental Centers of America filed suit in Bexar County, Texas alleging that the Company breached a letter agreement offering payment as settlement for past due amounts on two subordinated promissory notes that were part of the purchase consideration for Dental Centers of America. The plaintiffs obtained a judgment for $625,000 plus interest and attorneys' fees, against the Company. In connection with the Restructuring the suit was settled.

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

7.   Restructuring Costs and Other Charges

     As discussed in Notes 1 and 2, the Company entered into a Restructuring with its Senior Secured Lenders in July 2002. The Company had announced plans to restructure the debt in the first quarter of 2001. Restructuring costs and other charges related to the Restructuring the following:

                                                  Three Months Ended       Six Months Ended
                                                        June 30,                June 30,
                                                 ---------------------    -------------------
                                                  2001           2002      2001        2002
                                                 ------         ------    ------      -------
     Legal and professional fees ............    $  649         $  624    $1,015       $  945
     Severance Costs ........................       290              -       390            -
     Remaining lease obligations on
       closed dental centers ................       384             34       384          239
                                                 ------         ------    ------       ------

                                                 $1,323         $  658    $1,789       $1,184
                                                 ======         ======    ======       ======

8.   Earnings Per Share:

     Basic earnings per share for all periods presented equals net loss divided by the weighted average number of shares of common stock outstanding during each period. The effect of stock options and convertible debt was excluded from the calculation of diluted loss per share for both periods because their effect would have been anti-dilutive. The Company excluded 664,000 stock options and 442,800 shares related to convertible debt for the three and six month periods of 2001 and 717,000 stock options and 442,800 shares related to convertible debt for the three and six month periods of 2002.

9.   Derivative Instruments and Hedging Activities

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

10.  Segment Information

     The following table sets forth the financial information with respect to the Company and its reportable segments:

                                                                 Three Months Ended    Six Months Ended
                                                                      June 30,             June 30,
                                                                 ------------------   -----------------
                                                                   2001       2002      2001      2002
                                                                 -------    -------   -------   -------
 Net patient revenues:
         Texas..............................................     $16,472    $16,534   $35,336   $32,911
         Florida............................................       2,895      2,919     5,753     5,870
         Tennessee..........................................       2,853      2,931     5,813     6,113
         California.........................................       2,284      2,762     5,325     5,740
                                                                 -------    -------   -------   -------
         Total revenue......................................      24,504     25,146    52,227    50,634
                                                                 -------    -------   -------   -------
 Operating expenses:
         Texas..............................................      15,255     15,294    31,312    30,641
         Florida............................................       2,858      2,615     5,677     5,416
         Tennessee..........................................       2,825      2,520     5,433     5,128
         California.........................................       2,141      2,491     4,505     4,822
         Restructuring costs and other charges..............       1,323        658     1,789     1,184
         Corporate, general and administrative expenses.....       1,647      1,502     3,158     3,204
                                                                 -------    -------   -------   -------
         Total operating expenses...........................      26,049     25,080    51,874    50,395
                                                                 -------    --------  -------   -------
 Operating income (loss):
         Texas..............................................       1,217      1,240     4,024     2,270
         Florida............................................          37        304        76       454
         Tennessee..........................................          28        411       380       985
         California.........................................         143        271       820       918
         Restructuring costs and other charges..............      (1,323)      (658)   (1,789)   (1,184)
         Corporate, general and administrative expenses.....      (1,647)    (1,502)   (3,158)   (3,204)
                                                                 -------    -------   -------   -------
         Total operating income (loss)......................      (1,545)        66       353       239
                                                                 -------    -------   -------   -------

 Interest expense...........................................       2,158      1,645     4,358     3,273
 Other income..............................................          (17)      (180)      (26)     (193)
                                                                 -------    -------   -------   -------

Loss before provision for income taxes and
   cumulative effect of change in accounting principles.......   $(3,686)   $(1,399)  $(3,979)  $(2,841)
                                                                 =======    =======   =======   =======

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

Overview

     The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, California and Tennessee. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At June 30, 2002, the Company managed 83 dental centers with approximately 188 affiliated dentists, orthodontists and specialists.

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


                                                                   Three Months Ended     Six Months Ended
                                                                       June 30,               June 30,
                                                                  --------------------    ----------------
                                                                   2001          2002      2001      2002
                                                                  ------        ------    ------    ------
Net patient revenues.........................................     100.0%        100.0%    100.0%    100.0%
Expenses:
  Dentist salaries and other professional costs..............      27.1%         29.1%     26.8%     28.8%
  Clinical salaries..........................................      19.8%         21.9%     19.1%     22.1%
  Dental supplies and laboratory fees........................      11.7%         11.8%     11.1%     11.8%
  Rental and lease expense...................................       6.9%          6.1%      6.5%      6.0%
  Advertising and marketing..................................       3.3%          1.8%      3.0%      2.6%
  Depreciation and amortization..............................       6.8%          3.6%      6.5%      3.6%
  Other operating expenses...................................       7.4%          8.1%      7.1%      7.9%
  Bad debt expense...........................................       4.8%          4.4%      4.4%      3.7%
  Restructuring costs and other charges......................       5.4%          2.6%      3.4%      2.3%
  General and administrative.................................      11.1%         10.3%     10.3%     10.6%
  Asset impairment...........................................       2.2%          0.0%      1.0%      0.2%
                                                                  ------        ------    ------    ------
      Total expenses.........................................     106.3%         99.7%     99.3%     99.5%
                                                                  ------        ------    ------    ------
Operating income (loss)......................................      -6.3%          0.3%      0.7%      0.5%
Interest expense.............................................       8.8%          6.5%      8.3%      6.5%
Other (income) expense.......................................      -0.1%         -0.7%      0.0%     -0.4%
                                                                  ------        ------    ------    ------
Loss before provision for income taxes and
  cumulative effect of change in accounting principle........     -15.0%         -5.6%     -7.6%     -5.6%
Provision for income taxes...................................       0.0%          0.0%      0.0%      0.0%
                                                                  ------        ------    ------    ------
Loss before cumulative effect of
  change in accounting principle.............................     -15.0%         -5.6%     -7.6%     -5.6%
Cumulative effect of change in accounting principle..........       0.0%          0.0%     -0.5%    -73.1%
                                                                  ------        ------    ------    ------
Net loss.....................................................     -15.0%         -5.6%     -8.1%    -78.7%
                                                                  ======        ======    ======    ======

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Net Patient Revenues - Net patient revenues increased from $24.5 million for the three months ended June 30, 2001, to $25.1 million for the same period of 2002, an increase of $0.6 million or 2.6%. Patient revenues from dental centers opened for more than one year increased approximately $1.8 million, offset by $1.2 million from the closing of 17 dental centers since April 1, 2001.

     Dentist Salaries and Other Professional Costs - Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. Dentist salaries and other professional costs increased from $6.6 million for the three months ended June 30, 2001 to $7.3 million for the three months ended June 30, 2002, an increase of $0.7 million, or 10.5%. The increase is attributable to increased dentist compensation and the hiring of additional hygienists. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased from 27.1% to 29.1% for the three months ended June 30, 2001 and 2002, respectively.

     Clinical Salaries - Clinical salaries increased from $4.9 million for the three months ended June 30, 2001 to $5.5 million for the three months ended June 30, 2002, an increase of $0.7 million or 13.6%. The increase is attributable to the upgrading of dental office management and other personnel. Expressed as a percentage of net patient revenues, clinical salaries increased from 19.8% for the three months ended June 30, 2001 to 21.9% for the comparable 2002 period.

     Dental Supplies and Laboratory Fees - Dental supplies and laboratory fees increased slightly, from $2.9 million for the three months ended June 30, 2001 to $3.0 million for the three months ended June 30, 2002, an increase of $0.1 million, or 3.6%. The slight increase is associated with the increase in revenues. Expressed as a percentage of patient revenues, dental supplies and laboratory fees were relatively unchanged, increasing from 11.7% for the three months ended June 30, 2001 to 11.8% for the three months ended June 30, 2002.

     Rental and Lease Expense - Rental and lease expense of $1.7 million for the three months ended June 30, 2002 decreased by $0.2 million, or 8.5%, from the second quarter of 2001. The closing of six dental centers over the past year accounted for the decrease. Expressed as a percentage of net patient revenues, rental and lease expense decreased from 6.9% for the three months ended June 30, 2001 to 6.1% for the three-month period ended June 30, 2002.

     Advertising and Marketing - Advertising and marketing expenses decreased from $0.8 million in the second quarter of 2001 to $0.5 million in the same period of 2002, a decrease of $0.3 million, or 42.0%. Reduced expenditures on television advertising in the second quarter of 2002 accounted for the decrease. Expressed as a percentage of net patient revenues, advertising and marketing expenses decreased from 3.3% in the prior year period to 1.8% for the three months ended June 30, 2002.

     Depreciation and Amortization - Depreciation and amortization decreased from $1.7 million for the three months ended June 30, 2001, to $0.9 million for the three months ended June 30, 2002, a decrease of 0.8 million or 45.9%. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets and reclassified approximately $54.9 million from management services agreements to goodwill, and as required by SFAS 142, the Company no longer records amortization expenses related to this goodwill. The effect of this change reduced the loss before cumulative effect of change in accounting principle by approximately $0.7 million, or $0.10 per share for the three months ended June 30, 2002. Had the Company adopted SFAS 142 effective January 1, 2001, the effect would have been to reduce the loss before cumulative effect of change in accounting principle by approximately $0.7 million, or $0.11 per share for the three months ended June 30, 2001. In the second quarter of 2002, the Company completed its quantification of the impairment charge and recorded a $37.0 million impairment charge, related to the write-down of its goodwill, as a cumulative effect of change in accounting principle effective January 1, 2002. The remainder of the decrease resulted from the closing of five centers over the past year. Expressed as a percentage of net patient revenues, depreciation and amortization decreased from 6.8% in the prior year period to 3.6% for the three months ended June 30, 2002.

     Other Operating Expenses - Other operating expenses increased slightly from $1.8 million for the three months ended June 30, 2001, to $2.0 million for the three months ended June 30, 2002, an increase of $0.2 million or 12.0%. Other operating expenses represent expenses related to the operation of the Company's dental centers. The increase is attributable primarily to higher communication costs, printing costs associated with patient surveys, increased doctor recruitment fees and collector fees. Expressed as a percentage of net patient revenues, other operating expenses increased from 7.4% for the three months ended June 30, 2001 to 8.1% for the comparable 2002 period.

     Bad Debt Expense - Bad debt expense of $1.1 million for the three months ended June 30, 2002 decreased by $0.1 million, or 5.0%. Expressed as a percentage of net patient revenues, bad debt expense decreased from 4.8% for the three months ended June 30, 2001 to 4.4% for the same period of 2002. The decrease is attributable to improved collection efforts during the comparable periods.

     Restructuring Costs and Other Charges - For the three months ended June 30, 2002 the Company recorded restructuring costs and other charges of $0.7 million attributable primarily to legal and professional fees related to the restructuring of the Company's senior credit facility. For the three months ended June 30, 2001 the Company recorded restructuring costs of $1.3 million including severance costs, remaining lease obligations on closed offices, and legal and professional fees related to the implementation of the plan to improve operating results and restructure the Company's credit facilities.

     General & Administrative Expense - General and administrative expenses of $2.6 million for the three months ended June 30, 2002 decreased by 5.0% from general and administrative expenses of $2.7 million in the second quarter of 2001. Expressed as a percentage of net patient revenues, general and administrative expense decreased from 11.1% for the three months ended June 30, 2001 to 10.3% for the comparable period of 2002. The decrease in general and administrative expenses is attributable to reductions in corporate and regional support staff.

     Interest Expense - Interest expense decreased from $2.2 million for the three months ended June 30, 2001 to $1.6 million for the three months ended June 30, 2002, a decrease of $0.5 million or 23.8%. The decrease resulted from a decrease in the variable interest rate under the bank credit facility and senior subordinated note agreements.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001
     Net Patient Revenue - Net patient revenues decreased from $52.2 million for the six months ended June 30, 2001 to $50.6 million for the same period of 2002, a decrease of $1.6 million or 3.1%. Patient revenues for dental centers open for more than one year increased approximately $0.9 million, or 1.7%, from the second quarter of 2001, offset by a decrease in revenues of approximately $2.7 million, or 5.2%, from the closure of 18 dental centers since January 2001.

     Dentist Salaries and Other Professional Costs - For the six months ended June 30, 2002, dentist salaries and other professional costs were $14.6 million, $0.6 million, or 4.3% higher than dentist salaries and other professional costs of $14.0 million during the same period in 2001. Higher dentist compensation and increased hiring of hygienists accounted for the increase. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased from 26.8% to 28.8% for the six months ended June 30, 2001 and 2002, respectively.

     Clinical Salaries - Clinical salaries increased from $10.0 million for the six months ended June 30, 2001 to $11.2 million for the six months ended June 30, 2002, an increase of $1.2 million or 11.8%. The increase is attributable to higher compensation associated with the upgrading of dental office management and other personnel. Expressed as a percentage of net patient revenues, clinical salaries increased from 19.1% in the first six months of 2001 to 22.1% for the same period of 2002.

     Dental Supplies and Laboratory Fees - Dental supplies and laboratory fees increased from $5.8 million for the six months ended June 30, 2001 to $6.0 million for the six months ended June 30, 2002, an increase of $0.2 million or 2.7%. Higher laboratory fees resulting from price increases and outsourcing of certain lab functions accounted for the increase. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 11.1% for the six months ended June 30, 2001 to 11.8% for the six months ended June 30, 2002.

     Rental and Lease Expense - Rental and lease expense of $3.1 million for the six months ended June 30, 2002 decreased by $0.3 million, or 10.3% from the first six months of 2001. The decrease is attributable to the closing of 18 dental centers since January 2001. Expressed as a percentage of net patient revenues, rent and lease expense decreased from 6.5% for the six months ended June 30, 2001 to 6.0% for the six-month period ended June 30, 2002.

     Advertising and Marketing - Advertising and marketing expenses decreased from $1.6 million in the first half of 2001 to $1.3 million during the first half of 2002, a decrease of $0.3 million, or 18.1%. Lower expenditures on television advertising accounted for the decrease. Expressed as a percentage of net patient revenues, advertising and marketing expenses decreased from 3.0% in the prior year period to 2.6% for the six months ended June 30, 2002.

     Depreciation and Amortization - Depreciation and amortization decreased from $3.4 million for the six months ended June 30, 2001, to $1.8 million for the six months ended June 30, 2002, a decrease of $1.6 million or 46.5%. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets and reclassified approximately $54.9 million from management services agreements to goodwill, and as required by SFAS 142, the company no longer records amortization expenses related to this goodwill. The effect of this change reduced the loss before cumulative effect of change in accounting principle by approximately $1.3 million, or $0.20 per share, for the six months ended June 30, 2002. Had the Company adopted SFAS 142 effective January 1, 2001, the effect would have been to reduce the loss before cumulative effective of change in accounting principle by approximately $1.4 million, or $0.21 per share for the six months ended June 30, 2001. In the second quarter of 2002, the Company completed its quantification of the impairment charge and recorded a $37.0 million impairment charge, related to the write-down of goodwill, as a cumulative effect of change in accounting principle effective January 1, 2002. The remainder of the decrease resulted from the closing of six centers over the past year. Expressed as a percentage of net patient revenues, depreciation and amortization decreased from 6.5% in the prior year period to 3.6% for the six months ended June 30, 2002.

     Other Operating Expenses - Other operating expenses increased from $3.7 million for the six months ended June 30, 2001, to $4.0 million for the six months ended June 30, 2002, an increase of $0.3 million or 7.3%. The increase is attributable primarily to higher communication costs, printing cost associated with patient surveys, increased doctor recruitment fees and collector fees. Expressed as a percentage of net patient revenues, other operating expenses increased from 7.1% for the six months ended June 30, 2001 to 7.9% for the comparable 2002 period.

     Bad Debt Expense - Bad debt expense of $2.3 million for the six months ended June 30, 2001 decreased $0.4 million, or 18.5% to $1.9 million for the same period of 2002. Expressed as a percentage of net patient revenues, bad debt expense decreased from 4.4% for the six months ended June 30, 2001 to 3.7% for the same period of 2002. The decrease is attributable to increased collection efforts for the comparable periods.

     Restructuring Costs and Other Charges - For the six months ended June 30, 2002, the Company recorded restructuring costs and other charges of $1.2 million attributable primarily to legal and professional fees related to the restructuring of the Company's senior credit facility and remaining lease obligations on closed dental centers. For the six months ended June 30, 2001 the Company recorded restructuring costs of $1.8 million including severance costs, remaining lease obligations on closed dental centers and legal and professional fees related to the implementation of the plan to improve operating results and restructure the Company's credit facilities.

     General & Administrative Expense - General and administrative expenses of $5.4 million for the six months ended June 30, 2002 were unchanged from the prior year period. Expressed as a percentage of net patient revenues, general and administrative expense increased slightly from 10.3% to 10.6% for the six months ended June 30, 2001 and 2002, respectively.

     Interest Expense - Interest expense decreased from $4.4 million for the six months ended June 30, 2001 to $3.3 million for the six months ended June 30, 2002, a decrease of $1.1 million or 24.9%. The decrease resulted from a decrease in the variable interest rate under the bank credit facility.

     Cumulative Effect of Change in Accounting Principle - In connection with the Company's adoption of SFAS 142, the Company recorded a $37.0 million transitional goodwill impairment charge at the beginning of the fiscal year. (See Note 3 of Notes to Condensed Consolidated Financial Statements).

     During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the implementation of SFAS 133 until the fiscal year ending December 31, 2001. The Company implemented SFAS 133 effective January 1, 2001, resulting in a cumulative effect adjustment of $0.3 million during the first half of 2001

Liquidity and Capital Resources

     At June 30, 2002 the Company had a net working capital deficit of $6.8 million. Current assets consisted of cash and cash equivalents of $2.0 million, billed and unbilled accounts receivable of $8.5 million and prepaid expenses and other current assets of $2.0 million. Current liabilities totaled $19.3 million, consisting of $18.0 million in accounts payable and accrued liabilities, $0.1 million deferred compensation payable and $1.1 million in current maturities of long-term debt.

     For the six months ended June 30, 2002, cash used in operating activities was $1.0 million. In the six months ended June 30, 2001, cash provided by operating activities amounted to $3.3 million. For the six months ended June 30, 2002 and 2001 cash used in investing activities was $0.6 million and $0.3 million, respectively, consisting primarily of capital expenditures. For the six months ended June 30, 2002, cash used in financing activities totaled $0.3 million representing $0.1 million, for repayments of long-term debt and capital lease obligations and $0.2 million in debt and equity issuance costs. For the six months ended June 30, 2001, cash used in financing activities totaled $0.2 million, representing repayments of long-term debt and capital lease obligations. The Company has budgeted $1.3 million in capital commitments for the remainder of 2002, which it expects to fund through internally generated funds.

     During the first six months of 2002, the Company's principal sources of liquidity consisted primarily of cash and cash equivalents and net accounts receivable. Since June 2000, the Company has been in default under the Old Credit Agreement with the Senior Secured Lenders; the Senior Subordinated Notes issued to the Senior Subordinated Lenders; and the Old Notes. On July 19, 2002, the Company entered into a restructuring (the "Restructuring") with its Senior Secured Lenders and its Senior Subordinated Lenders regarding the debt outstanding under the Old Credit Agreement, the Senior Subordinated Notes and the Old Notes. Pursuant to the Restructuring, the Company has:

         .   exchanged 32,002 shares Series A-1 Stock (Note 4) for $3,624,771 in aggregate principal and interest of its Old Notes;
         .   exchanged 179,280 shares of Series A-1 Stock for $17,928,000 in aggregate principal and interest of the Senior Subordinated Notes;
         .   amended and restated the Old Credit Agreement (Note 4);
         .   issued warrants to purchase 60,859 shares of Series A-2 (Note 4) to the Senior Secured Lenders;
         .   borrowed $1,700,000 from the New Money Lenders;
         .   issued convertible notes with an aggregate principal amount of
             $1,700,000 evidencing the amount borrowed from the New Money
             Lenders which notes are initially convertible into 3,105,618 shares of the Company's Common Stock, interest at 15% is due quarterly and principal is due June 30, 2007;
         .   issued warrants to purchase 17,974,062 shares of Common Stock to the New Money Lenders.

     The Company expects to recognize a gain of approximately $16.0 million in the third quarter of 2002 as part of the Restructuring.

     In connection with the Restructuring, the Company entered into settlement agreements ("Settlement Agreements") with Jack H. Castle, Jr. and the estate of Jack H. Castle, D.D.S. Mr. Castle served as our Chief Executive Officer until February 2001 and continued as our Chairman of the Board until July 1, 2001. Dr. Castle owned all of the capital stock of Castle Dental Associates of Texas, P.C. (formerly Jack H. Castle, D.D.S., P.C.), the professional corporation that employs the affiliated dentists in the State of Texas (the "Texas PC"), until his death in May 2002, at which time a successor owner of the Texas PC was appointed.

     The Settlement Agreements provided for mutual releases of any claims that either party may have had, as well as the following terms: (i) Dr. Castle's estate waived the right to receive the final payment of $0.1 million due under a deferred compensation agreement; (ii) the Company paid Mr. Castle severance of through June 30, 2002 of approximately $0.3 million, reimbursed him for medical insurance and forgave $45,000 of debt Mr. Castle owed to the Company; (iii) in August 2002, Mr. Castle acquired two offices located in Corpus Christi and one office located in Beaumont and the Company paid Mr. Castle an additional $54,000 of expenses; and (iv) effective June 30, 2002, the Company terminated a lease of a property held by Goforth, Inc., which is owned by Mr. Castle, that required payments of approximately $16,000 per month and had a remaining term of approximately five years.

         In connection with the Restructuring, the Company entered into a Second Amended and Restated Credit Agreement ("Credit Agreement") with the Senior Secured Lenders. Pursuant to the terms of the Credit Agreement, the aggregate unpaid principal balance of the Old Credit Agreement amounting to $45.2 million plus accrued and unpaid default interest and other obligations of $2.2 million have been converted to a term loan in the amount of $47.4 million. Principal of the Credit Agreement is payable quarterly in installments of $0.5 million beginning March 31, 2003, increasing to $1.0 million March 31, 2004, and $1.6 million March 31, 2005 with a final payment of the remaining principal balance due July 19, 2005. As defined in the Credit Agreement, the Company is required to make an annual cash flow payment and other mandatory prepayments. Interest, payable monthly, is computed at the bank's prime rate plus two percent. An administrative fee of $25,000 is payable annually with the first payment due on July 19, 2002. Fees include (1) a one percent restructuring fee totaling approximately $0.5 million, which is payable in four quarterly installments of $0.1 million plus accrued interest at the bank's prime rate plus two percent, beginning September 19, 2002 and (2) a four percent financing fee amounting to approximately $1.9 million, which will be payable in full, without interest, on July 19, 2005. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends.

         At June 30, 2002, $45.2 million was outstanding under the Old Credit Agreement. The balance has been classified between current and long-term based upon the payment terms of the Credit Agreement entered into in July 2002. At June 30, 2002, $15.0 million in principal was outstanding under the Senior Subordinated Notes and $3.2 million in principal was outstanding under the Old Notes. These balances have been classified as long-term as they are converted to equity in July 2002, therefore, there is no current payment obligation under these notes.

         The following table summarizes, as of June 30, 2002, our contractual commitments related to debt, leases and other arrangements during the next five years (in thousands):

                                    Twelve Months Ended June 30,
                   -------------------------------------------------------------
                      2003      2004       2005      2006     2007    Thereafter
                   --------   --------   --------  --------  -------  ----------
Long-Term Debt...    1,135      3,009      3,628    37,605        -           -
Operating Leases.    5,134      4,792      3,852     3,096    2,402       2,349

        Approximately $18.2 million in outstanding debt at June 30, 2002, has been excluded from the table as it is converted to equity on July 19, 2002, as part of the Restructuring

Recent Accounting Pronouncements

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

     In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is currently evaluating the impact of the adoption of this Statement but does not believe it will have a material impact on the Company's net income, cash flows, or financial condition.

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this guidance include termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company is currently evaluating the impact of the adoption of this Statement but does not believe it will have a material impact on the Company's net income, cash flows, or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

     The Company's financial instruments with market risk exposure are borrowings under the Credit Agreement and Senior Subordinated Notes, which total $60.2 million at June 30, 2002. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $602,000, or $0.09 per share, on an annual basis. The bank credit facility was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from either the prime interest rate or Eurodollar interest rate.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

     On May 30, 2002, litigation was filed in the Circuit Court for Putnam County, Tennessee against the Company and one of its subsidiaries by the spouse and children of a patient of an affiliated dental practice alleging that the defendants were negligent and vicariously liable in the care and treatment of the patient, resulting in his death. The lawsuit seeks damages in the amount of $10 million, in excess of the policy limits of $1.0 million per occurrence carried by the Company. The Company has filed a response to the litigation denying liability in this matter and intends to vigorously defend itself. Discovery has not yet commenced in the case and, at this time, the Company cannot determine what liability, if any, may be assessed against it and therefore has not recorded any liability in this matter. A finding against the Company in excess of the insurance policy limits could have a material adverse effect on the Company.

     In 2000, the Company recorded litigation expenses of $1.5 million resulting from an arbitration award against two subsidiaries of the Company in an arbitration proceeding in Los Angeles, California. The arbitrator found that the subsidiaries had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $1.1 million, plus interest at 10 percent from the date that the judgment was filed. In connection with the July 2002 Restructuring, the Company entered into a forbearance agreement with the plaintiffs regarding this judgment. The Company has agreed that in exchange for forbearance in enforcing the judgment the Company will make the following payments (1) $100,000 interest payment in July 2002, (2) twenty-three monthly installments of $30,000 each and (3) then $25,000 monthly installments until paid in full.

     In October 2001, the former owners of Dental Centers of America filed suit in Bexar County, Texas alleging that the Company breached a letter agreement offering payment as settlement for past due amounts on two subordinated promissory notes that were part of the purchase consideration for Dental Centers of America. The plaintiffs obtained a judgment for $625,000 plus interest and attorneys' fees, against the Company. In connection with the Restructuring the suit was settled.

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

Item 2.  Changes in Securities and Use of Proceeds.

Since June 2000, the Company has been in default under:
         .   the Old Credit Agreement with the Senior Secured Lenders;
         .   The Senior Subordinated Notes issued to the Senior Subordinated
             Lenders; and
         .   the Old Notes.

         On July 19, 2002, the Company entered into the Restructuring. Pursuant to the Restructuring, the Company has:

         .   exchanged 32,002 shares of Series A-1 Stock, for $3,624,771 in aggregate principal and interest of its Old Notes;
         .   exchanged 179,280 shares of Series A-1 Stock for $17,928,000 in aggregate principal and interest of the Senior
             Subordinated Notes;
         .   amended and restated the Old Credit Agreement;
         .   issued warrants to purchase 60,859 shares of Series A-2 Stock to the Senior Secured Lenders;
         .   borrowed $1,700,000 from the New Money Lenders;
         .   issued convertible notes with an aggregate principal amount of
             $1,700,000 evidencing the amount borrowed from the New Money
             Lenders which notes are initially convertible into 3,105,618 shares of the Company's Common Stock, interest at 15% is due quarterly and principal is due June 30, 2007; and
         .   and issued warrants to purchase 17,974,062 shares of Common Stock to the New Money Lenders.

     Each of the foregoing transactions was exempt from registration under
Section 4(2) of the Securities Act, no public offering being involved.

     Each share of Series A-1 Stock and Series A-2 Stock is immediately convertible into approximately 182.7 shares of Common Stock. The warrants to purchase shares of Series A-2 Stock have a term of ten years and are exercisable at $.001 per share. The warrants to purchase shares of Common Stock have a term of ten years and are exercisable at $.001 per share. Principal and interest outstanding on the convertible notes issued to the New Money Lenders is convertible into Common Stock at any time at approximately $.5474 per share.

Item 3.  Defaults Upon Senior Securities.

     Since June 2000, the Company has been in default under:
       .     the Old Credit Agreement Senior Secured Lenders;
       .     the Senior Subordinated Notes issued to the Senior Subordinated
             Lenders;
       .     the Old Notes.

     On July 19, 2002, the Company entered into the Restructuring

(see Note 2 of Notes to Condensed Consolidated Financial Statements). All existing defaults under such agreements were cured or waived in connection with the Restructuring.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     The following exhibits are filed with this report:

          (a) Articles of Incorporation and By-laws

                           3.1      Amended and Restated Certificate of
                                    Incorporation of Castle Dental Centers, Inc.
                                    (incorporated by reference from Exhibit 3.1 of the Company's Annual Report on Form 10-K for the period ended December 31, 2001, File No. 001-13263)

                           3.2 Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 of the Company's Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

                           3.3 Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock of Castle Dental Centers, Inc. (incorporated by reference from Exhibit 3.1 of the Company's Current Report on Form 8-K dated August 5, 2002, File No.

                                    001-13263)

                  4. Instruments defining the rights of security holders, including indentures.

                           4.1 Form of Certificate representing the Common Stock, par value $.001 per share, of Castle Dental Centers, Inc. (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, filed September 3, 1996, Reg. No. 333-1335)

                           4.2 Registration Rights Agreement dated December 18, 1995, among Castle Dental Centers, Inc. and Delaware State Employees' Retirement Fund, Declaration of Trust for Defined Benefit Plan of ICI American Holdings, Inc., Declaration of Trust for Defined Benefit Plan of Zeneca Holdings, Inc. and certain stockholders and investors in the Company (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1, filed September 3, 1996, Reg. No. 333-1335)

                           4.3 Stockholders Agreement by and among Castle Dental Centers, Inc., Bank of America Strategic Solutions, Inc., FSC Corp., Amsouth Bank, Heller Financial, Inc., Midwest Mezzanine Fund II, L.P., and James
                                    M. Usdan (incorporated by reference from Exhibit 10.8 of the Company's Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

                           4.4 Registration Rights Agreement dated July 19, 2002 (incorporated by reference from Exhibit
                                    10.10 of the Company's Current Report on
                                    Form 8-K dated August 5, 2002, File No.
                                    001-13263)

                           4.5 Investors Agreement, dated as of July 19, 2002, by and among Castle Dental Centers, Inc., Heller Financial, Inc., Midwest Mezzanine Fund II, L.P., and James M. Usdan (incorporated by reference from Exhibit 10.9 of the Company's Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

                  10.      Material Contracts

                           10.1 Second Amended and Restated Credit Agreement among Castle Dental Centers, Inc., Bank of America, N.A. and the Lenders dated as of July 19, 2002 (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

                           10.2 Form of Warrant Agreement among the Company and the Lenders (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

                           10.3 Senior Subordinated Note and Warrant Purchase Agreement dated as of July 19, 2002, among Castle Dental Centers, Inc., Heller Financial, Inc., Midwest Mezzanine Fund II, L.P., and James M. Usdan (incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

                           10.4 Form of Warrant Agreement among the Company and the New Money Lenders (incorporated by reference from Exhibit 10.4 of the Company's Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

                           10.5 Form of Convertible Note among the Company and the New Money Lenders (incorporated by reference from Exhibit 10.5 of the Company's Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

                           10.6 Subordination and Intercreditor Agreement dated July 19, 2002, by and among Heller Financial, Inc., Midwest Mezzanine Fund II, L.P., James M. Usdan, Castle Dental Centers, Inc., Castle Dental Centers of California, L.L.C., Castle Dental Centers of Florida, Inc., Castle Dental Centers of Tennessee, Inc., Castle Dental Centers of Texas, Inc., Dentcor, Inc., CDC of California, Inc., Castle Texas Holdings, Inc. and Academy for Dental Assistants, Inc. (incorporated by reference from Exhibit 10.6 of the Company's Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

                           10.7 Senior Subordinated Note and Subordinated Convertible Note Exchange Agreement dated as of July 19, 2002 among Castle Dental Centers, Inc., Heller Financial, Inc. and Midwest Mezzanine Fund II, L.P. (incorporated by reference from Exhibit 10.7 of the Company's Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

                           10.8 Form of Exchange Agreement with Holders of Seller Notes (incorporated by reference from Exhibit 10.11 of the Company's Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

                           10.9 Forbearance Agreement dated as of July 17, 2002, by and between Leon D. Roisman, D.M.D, Leon D. Roisman, D.M.D, Inc., Roisman Acquisition Company, CDC of California, Inc. and Castle Dental Centers of California, L.L.C. (incorporated by reference from
                                    Exhibit 10.12 of the Company's Current
                                    Report on Form 8-K dated August 5, 2002,
                                    File No. 001-13263)

                           10.10 Settlement Agreement between Jack H. Castle, D.D.S. and the Estate of Jack H. Castle, D.D.S., Castle Dental Centers, Inc., Castle Dental Centers of Texas, Inc., Castle Dental Associates of Texas, P.C., Castle Interests, Ltd., and Loretta M. Castle (incorporated by reference from Exhibit 10.13 of the Company's Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

                           10.11 Severance Agreement between Jack H. Castle, Jr., the Company, Goforth, Inc. and Castle 1995 Gift Trust (incorporated by reference from Exhibit 10.14 of the Company's Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

                           10.12 Castle Dental Centers 2002 Stock Option Plan (incorporated by reference from Exhibit
                                    10.15 of the Company's Current Report on
                                    Form 8-K dated August 5, 2002, File No.
                                    001-13263)

                           10.13 Employment Agreement by and between James M. Usdan and the Company (incorporated by reference from Exhibit 10.16 of the Company's Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

                  11.      Statement re computation of per share earnings*

                  15.      Letter re unaudited interim financial information*

                  18.      Letter re change in accounting principles*

                  19.      Report furnished to security holders*

                  22. Published report regarding matters submitted to vote of security holders*

                  23.      Consents of experts and counsel*

                  24.      Power of attorney*

                  99.      Additional exhibits

                  99.1     Copy of Castle Dental Centers, Inc.'s Press Release
                               dated July 22, 2002 (incorporated by reference from Exhibit 99.1 of the Company's Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

______________________
                  *Inapplicable to this filing


     (b) Reports on Form 8-K

                  Current Report on Form 8-K dated August 5, 2002, reporting
                  Item 1 Change in Control of Registrant was filed August 5,
                  2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CASTLE DENTAL CENTERS, INC.


Date: August 19, 2002                                  /s/ JAMES M. USDAN
                                                    ----------------------------
                                                       James M. Usdan
                                                       Chief Executive Officer

Date: August 19, 2002                                  /s/ JOSEPH P. KEANE
                                                    ----------------------------
                                                      Joseph P. Keane
                                                      Chief Financial Officer