Form 10-Q
period 2002-09-30
CASTLE DENTAL CENTERS INC
filed 2002-11-15
CIK 1018152

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-13263

Castle Dental Centers, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	76-0486898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3701 Kirby Drive, Suite 550 Houston, Texas	77098
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 490-8400

N/A
(Former name, former address and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares of Common Stock issued and outstanding, par value, $0.001 per share, as of November 14, 2002 was 6,417,206.

CASTLE DENTAL CENTERS, INC.

PART I:    FINANCIAL INFORMATION
Item 1.    Financial Statements

CASTLE DENTAL CENTERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	December 31, 2001	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$3,979	$2,098
Patient receivables, net	4,810	6,075
Unbilled patient receivables, net	2,869	2,871
Prepaid expenses and other current assets	1,373	1,617

Total current assets	13,031	12,661

Property and equipment, net	14,746	12,213
Goodwill and intangibles, net	54,994	17,926
Other assets	1,311	3,088

Total assets	$84,082	$45,888

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$63,759	$1,768
Accounts payable and accrued liabilities	16,983	13,234
Deferred compensation payable, related party	132	—

Total current liabilities	80,874	15,002

Long-term debt, net of current portion	16	47,681
Other long-term liabilities	—	1,945
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock, $.001 par value, 1,000,000 shares authorized, 211,282 shares Series A-1 issued and outstanding at September 30, 2002	—	—
Common stock, $.001 par value, 19,000,000 shares authorized, 6,417,206 shares issued and outstanding	6	6
Additional paid-in capital	42,086	46,575
Accumulated deficit	(38,900)	(65,321)

Total stockholders’ equity (deficit)	3,192	(18,740)

Total liabilities and stockholders’ equity (deficit)	$84,082	$45,888

The accompanying notes are an integral part of the consolidated financial statements.

CASTLE DENTAL CENTERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net patient revenues	$23,152	$25,934	$75,379	$76,568
Expenses:
Dentist salaries and other professional costs	6,527	7,627	20,508	22,203
Clinical salaries	4,837	5,588	14,822	16,755
Dental supplies and laboratory fees	2,914	2,951	8,718	8,912
Rental and lease expense	1,499	1,483	4,914	4,545
Advertising and marketing	937	576	2,525	1,876
Depreciation and amortization	1,596	912	4,992	2,730
Other operating expenses	2,161	2,065	5,873	6,049
Bad debt expense	810	1,586	3,122	3,469
General and administrative	2,721	2,522	8,079	7,878
Restructuring costs and other charges	277	3,210	2,066	4,394
Asset impairment	3	123	537	53

Total expenses	24,282	28,643	76,156	78,864

Operating loss	(1,130)	(2,709)	(777)	(2,296)
Interest expense	1,784	1,208	6,142	4,481
Other income	(23)	(3)	(49)	(22)
Gain on early extinguishment of debt	—	(17,334)	—	(17,334)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(2,891)	13,420	(6,870)	10,579
Provision for income taxes	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(2,891)	13,420	(6,870)	10,579
Cumulative effect of change in accounting principle	—	—	(250)	(37,000)

Net income (loss)	$(2,891)	$13,420	$(7,120)	$(26,421)

Basic and diluted earnings per share:
Income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$(0.45)	$0.22	$(1.07)	$0.43
Cumulative effect of change in accounting principle	—	—	(0.04)	(1.49)

Net income (loss)	$(0.45)	$0.22	$(1.11)	$(1.07)

Weighted average number of common and common equivalent shares outstanding
Basic and diluted	6,417	60,863	6,417	24,765

The accompanying notes are an integral part of the consolidated financial statements.

CASTLE DENTAL CENTERS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2002	—	$—	6,417,206	$6	$42,086	$(38,900)	$3,192
Issuance of preferred stock	211,282	—	—	—	3,840	—	3,840
Issuance of warrants	—	—	—	—	649	—	649
Net loss	—	—	—	—	—	(26,421)	(26,421)

Balance, September 30, 2002	211,282	$—	6,417,206	$6	$46,575	$(65,321)	$(18,740)

CASTLE DENTAL CENTERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2001	2002
Cash flows from operating activities:
Net loss	$(7,120)	$(26,421)
Adjustments:
Bad debt expense	3,122	3,469
Depreciation and amortization	4,992	2,730
Amortization of loan cost	370	507
Asset impairment	537	53
Gain on extinguishment of debt	—	(17,334)
Other	—	14
Cumulative effect of change in accounting principle	250	37,000
Changes in operating assets and liabilities:
Patient receivables	536	(4,734)
Unbilled patient receivables	(28)	(2)
Prepaid expenses and other current assets	350	(244)
Other assets	(30)	(2)
Accounts payable and accrued liabilities	1,628	3,005

Net cash provided by (used in) operating activities	4,607	(1,959)

Cash flows used in investing activities:
Capital expenditures	(674)	(726)
Proceeds from sale of propery and equipment	—	296

Net cash used in investing activities	(674)	(430)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,700
Repayment of debt and capital lease obligations	(298)	(502)
Debt and equity issuance costs	—	(690)

Net cash provided by (used in) financing activities	(298)	508

Net change in cash and cash equivalents	3,635	(1,881)
Cash and cash equivalents, beginning of period	901	3,979

Cash and cash equivalents, end of period	$4,536	$2,098

The accompanying notes are an integral part of the consolidated financial statements.

CASTLE DENTAL CENTERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation:

Corporate Organization and Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $19.1 million in 2000, $14.8 million in 2001 and $6.8 million for the nine months ended September 30, 2002 before cumulative effect of change in accounting principle and, excluding a $17.3 million gain on early extinguishment of debt. As of September 30, 2002, the Company had a working capital deficit of $2.3 million, an accumulated deficit of $65.3 million and had negative cash flows from operations of $2.0 million for the nine months ended September 30, 2002. As discussed below (Note 2), in July 2002, the Company completed a restructuring of its credit agreement, senior subordinated notes, subordinated convertible notes and other indebtedness. This restructuring extinguished certain debt due by the Company and extended payments due by the Company on more favorable terms. Management believes this is an important step in its plan to maintain the viability of the Company.

In September 2002, the Company adopted additional restructuring activities to improve operating results. Components of this plan include: (i) phasing-out doctor compensation guarantees and implementing doctor profit sharing compensation models; (ii) continuing to monitor and close unprofitable and under-performing dental centers; (iii) continuing to upgrade dental office management personnel; (iv) reducing general and administrative expenses, including the reduction of corporate and regional management and administrative staff; (v) decentralizing and or outsourcing certain processes including the call center, billing, and collections; and (vi) reducing marketing expenses.

However, there can be no assurance that these efforts to improve operating results and cash flows will be sufficient to allow the Company to meet its obligations in a timely manner. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As disclosed in the Company’s financial statements for the year ended December 31, 2001, the opinion of PricewaterhouseCoopers LLP, the independent public accounts for the Company, included an explanatory second paragraph stating that there is substantial doubt about the Company’s ability to continue as a going concern.

The Company provides administrative and management services, non-healthcare personnel, facilities and equipment to professional corporations in Texas, Florida, California and Tennessee (“affiliated dental practices”) under long-term management services agreements.

The consolidated financial statements include the accounts of the Company and all wholly owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements (“Management Services Agreements”) with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, upon the occurrence of certain events, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost (“nominee arrangements”). At September 30, 2002, all of the affiliated dental practices were owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except from professional corporations located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 15.0% to 20.0% of net patient revenues; and, (iii) a performance fee equal to the net patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated dental practice and (ii) a management fee in an amount equal to 30.0% of net patient revenues. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

Through the Management Services Agreements and the nominee arrangements, the Company has a significant long-term controlling financial interest in the affiliated dental practices and, therefore, according to Emerging Issues Task Force Issue No. 97-2, “Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements,” consolidates the results of the affiliated practices with those of the Company. Net patient revenues are presented in the accompanying statement of operations because the Company must present consolidated financial statements. All significant intercompany accounts and transactions, including management fees, have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2002, and for the nine months ended September 30, 2001 and 2002 include the accounts of the Company and its management company subsidiaries and the affiliated dental practices. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the Company’s annual financial statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction therewith. In management’s opinion, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

Recent Accounting Pronouncements

On August 16, 2001, the Financial Accounting Standards Board issued SFAS 143, “Accounting for Asset Retirement Obligation”. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. These provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. Management believes the application of SFAS 143 will not have a material effect on the Company.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 significantly changes the criteria that have to be met to classify an asset as held-for-sale, and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as previously required). In addition, more dispositions qualify for discontinued operations treatment in the statement of operations. The implementation of SFAS 144 did not have any impact on the Company’s results of operations or financial position.

In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002.” This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS 145 in July 2002 and recognized a gain of approximately $17.3 million on early extinguishment of debt, which has been recorded in the third quarter of 2002 (Note 2).

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this guidance include termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Certain provisions of this standard would require costs expensed by the Company in the third quarter of 2002 to be recognized as period costs in future periods. The Company has not elected to early adopt this standard.

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147 (“SFAS 147”) “Accounting of Certain Financial Institutions.” The SFAS 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of Statement of Financial Accounting Standard No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations,” and Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” In addition, this statement amends SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to the impairment and disposal accounting for certain acquired long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002. Management believes the application of SFAS 147 will not have a material effect on the Company.

2.    Restructuring

From June 2000 until July 2002, the Company was in default under (1) its bank credit agreement of $45.2 million (the “Old Credit Agreement”) with its senior secured lenders (the “Senior Secured Lenders”); (2) its senior subordinated notes and subordinated convertible notes of $15.0 million (the “Senior Subordinated Notes”) issued to Heller Financial, Inc. and Midwest Mezzanine Fund II, L.P. (collectively, the “Senior Subordinated Lenders”); and (3) its subordinated notes and other subordinated indebtedness of $3.2 million issued to various sellers of dental practices to the Company (collectively, the “Old Notes”).

On July 19, 2002, the Company entered into a restructuring (the “Restructuring”) with its Senior Secured Lenders, its Senior Subordinated Lenders and the holders of the Old Notes regarding the debt outstanding under the Old Credit Agreement, the Senior Subordinated Notes and the Old Notes. Pursuant to the Restructuring, the Company:

•
exchanged 32,002 shares of Convertible Preferred Stock, Series A-1 (Note 5), par value $.001 per share (“Series A-1 Stock”), for approximately $3.5 million in aggregate principal and interest of its Old Notes;

•	exchanged 179,280 shares of Series A-1 Stock for approximately $18.1 million in aggregate principal and interest of the Senior Subordinated Notes;
•	amended and restated the Old Credit Agreement (Note 4);
•	issued warrants to purchase 60,859 shares of Convertible Preferred Stock for a nominal price, Series A-2 (Note 5), par value $.001 per share (“Series A-2 Stock”), to the Senior Secured Lenders;
•
borrowed $1.7 million from the Senior Subordinated Lenders and James M. Usdan, the Company’s Chief Executive Officer (collectively with the Senior Subordinated Lenders, the “New Money Lenders”) and issued convertible notes with an aggregate principal amount of $1.7 million, which notes are initially convertible into 3,105,618 shares of Common Stock; and issued warrants to purchase 17,974,062 shares of the Common Stock for a nominal price to the New Money Lenders.

In connection with the Restructuring, the Company entered into settlement agreements (“Settlement Agreements”) with Jack H. Castle, Jr. and the estate of Jack H. Castle, D.D.S. Mr. Castle served as the Company’s Chief Executive Officer until February 2001 and continued as Chairman of the Board until July 1, 2001. Dr. Castle owned all of the capital stock of Castle Dental Associates of Texas, P.C. (formerly Jack H. Castle, D.D.S., P.C.), the professional corporation that employs the affiliated dentists in the State of Texas (the “Texas PC”), until his death in May 2002, at which time a successor owner of the Texas PC was appointed.

The Settlement Agreements provided for mutual releases of any claims that either party may have had, as well as the following terms: (i) Dr. Castle’s estate waived the right to receive the final payment of $0.1 million due under a deferred compensation agreement; (ii) the Company paid Mr. Castle severance through June 30, 2002 of approximately $0.3 million, reimbursed him for medical insurance and forgave $45,000 of debt Mr. Castle owed to the Company; (iii) in August 2002, Mr. Castle acquired two offices located in Corpus Christi and one office located in Beaumont and the Company paid Mr. Castle an additional $54,000 of related expenses; and (iv) effective June 30, 2002, the Company terminated a lease of a property held by Goforth, Inc., which is owned by Mr. Castle, that required payments of approximately $16,000 per month and had a remaining term of approximately five years.

In September 2002, the Company entered into an agreement with the former owner of two dental centers located in California. Under the terms of the agreement, the Company sold the two dental centers to the former owner for $0.6 million, including $0.5 million in cash and forgiveness of approximately $0.1 million in note payable due the former owner. The proceeds were used to repay $0.4 million in long-term debt and $0.1 million in related expenses. The Company recognized a gain of approximately $0.4 million in the third quarter of 2002, which is included in asset impairment.

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

The Company adopted SFAS 142 effective January 1, 2002, and reclassified approximately $54.9 million from management services agreements to goodwill. Under SFAS No. 142, substantially all of the Company’s goodwill is no longer amortized, and the Company must perform an annual impairment test for goodwill and intangible assets. The Company allocates goodwill to its four reporting units. SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent of that difference. The Company based the fair values of its reporting units on discounted cash flow methodology and other company comparisons. The Company used the services of an outside consultant in preparation of the fair market analysis of the reporting units. Under SFAS No. 142, the Company recorded a transitional goodwill impairment charge of $37.0 million, presented as a cumulative effect of accounting change at the beginning of the fiscal year. This impairment charge is attributable to market declines in its reporting units in Texas, Florida, California and Tennessee.

The following unaudited pro forma information presents the net loss and net loss per common share adjusted for SFAS No. 142 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net income (loss):
Reported income (loss) before cumulative effect of change in accounting principle	(2,891)	13,420	(6,870)	10,579
Add back: goodwill amortization, net of tax	682	—	2,048	—

Adjusted income (loss) before cumulative effect of change accounting principle	(2,209)	13,420	(4,822)	10,579
Cumulative effect of change in accounting principle	—	—	(250)	(37,000)

Adjusted net income (loss)	$(2,209)	$13,420	$(5,072)	$(26,421)

Income (loss) per common share:
Net income (loss):
Reported income (loss) before cumulative effect of change in accounting principle	$(0.45)	$0.22	$(1.07)	$0.43
Add back: goodwill amortization, net of tax	0.11	—	0.32	—

Adjusted income (loss) before cumulative effect of change accounting principle	(0.34)	0.22	(0.75)	0.43
Cumulative effect of change in accounting principle	—	—	(0.04)	(1.49)

Adjusted net income (loss)	(0.34)	0.22	(0.79)	(1.07)

4.    Long-term Debt and Capital Lease Obligations:

In connection with the Restructuring, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with the Senior Secured Lenders. Pursuant to the terms of the Credit Agreement, the aggregate unpaid principal balance of the Old Credit Agreement amounting to $45.2 million plus accrued and unpaid default interest and other obligations of $2.2 million have been converted to a term loan in the amount of $47.4 million. Principal of the Credit Agreement is payable quarterly in installments of $0.5 million beginning March 31, 2003, increasing to $1.0 million March 31, 2004, and $1.6 million March 31, 2005 with a final payment of the remaining principal balance due July 19, 2005. As defined in the Credit Agreement, the Company is required to make an annual cash flow payment and other mandatory prepayments. Interest, payable monthly, is computed at the bank’s prime rate plus two percent. An administrative fee of $25,000 is payable annually with the first installment paid on July 19, 2002. Fees include (1) a one percent restructuring fee totaling approximately $0.5 million, which is payable in four quarterly installments of $0.1 million plus accrued interest at the bank’s prime rate plus two percent, beginning September 19, 2002 and (2) a four percent financing fee amounting to approximately $1.9 million, which will be payable in full, without interest, on July 19, 2005. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. At September 30, 2002, $47.2 million was outstanding under the Credit Agreement.

As discussed in Note 2, the Company issued convertible notes with an aggregate principal amount of $1.7 million, less a discount of $0.4 million to reflect the value of the warrants issued, evidencing the amount borrowed from the New Money Lenders. The notes are initially convertible into 3,105,618 shares of the Company’s common stock, par value $.001 per share. Interest at 15% is accrued monthly and deferred until permitted to be paid by the Senior Secured Lenders. Principal is due June 30, 2007. The New Money Lenders received warrants to purchase 17,974,062 shares of common stock for a nominal exercise price. These warrants were valued at $0.4 million.

5.    Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, of which no shares were outstanding prior to the Restructuring. In connection with Restructuring (Note 2), the Company issued 211,282 shares of Series A-1 Stock , which is recorded at a fair value of $4.0 million, and issued warrants to purchase 60,859 shares of Series A-2 Stock. The Series A-1 Stock is convertible into an aggregate of 38,597,724 shares of common stock. The Series A-1 Stock has customary anti-dilution protection with regard to such events as stock splits and stock dividends. Upon liquidation, a holder of a share of Series A-1 Stock is entitled to a preferential distribution in liquidation equal to $100 per share. The Series A-2 Stock issuable to the Senior Secured Lenders upon exercise of their warrants issued in connection with the Restructured Credit Agreement have a liquidation preference equal of $47.341 per share, for an aggregate liquidation preference of $2.9 million.

Each share of Series A-1 Stock and Series A-2 Stock is currently convertible into approximately 182.7 shares of Common Stock and, once issued, votes on an “as converted” basis on all matters submitted to the holders of Common Stock of the Company. Holders of Series A-1 Stock, are entitled to elect a majority of the directors of the Company.

As of November 12, 2002, the Company does not have enough shares of common stock authorized for the conversion rights issued in connection with the Restructuring. The Company plans to submit a proposal to increase the number of authorized shares of common stock at its annual stockholders meeting to be held in the fourth quarter of 2002.

6.    Commitments and Contingencies:

Litigation

On May 30, 2002, litigation was filed in the Circuit Court for Putnam County, Tennessee against the Company and one of its subsidiaries by the spouse and children of a patient of an affiliated dental practice alleging that the defendants were negligent and vicariously liable in the care and treatment of the patient, resulting in his death. The lawsuit seeks damages in the amount of $10.0 million, in excess of the policy limits of $1.0 million per occurrence carried by the Company. The Company has filed a response to the litigation denying liability in this matter and intends to vigorously defend itself. Discovery has not yet commenced in the case and, at this time, the Company cannot determine what liability, if any, may be assessed against it and therefore has not recorded any liability in this matter. A finding against the Company in excess of the insurance policy limits could have a material adverse effect on the Company.

In 2000, the Company recorded litigation expenses of $1.5 million resulting from an arbitration award against two subsidiaries of the Company in an arbitration proceeding in Los Angeles, California. The arbitrator found that the subsidiaries had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $1.1 million, plus interest at 10 percent from the date that the judgment was filed. In connection with the July 2002 Restructuring, the Company entered into a forbearance agreement with the plaintiffs regarding this judgment. The Company agreed to make the following payments in exchange for forbearance in enforcing the judgment (1) $100,000 interest payment paid in July 2002, (2) twenty-three monthly installments of $30,000 each beginning August 2002 and (3) then $25,000 monthly installments until paid in full.

In October 2001, the former owners of Dental Centers of America filed suit in Bexar County, Texas alleging that the Company breached a letter agreement offering payment as settlement for past due amounts on two subordinated promissory notes that were part of the purchase consideration for Dental Centers of America. The plaintiffs obtained a judgment for $625,000 plus interest and attorneys’ fees, against the Company. In connection with the Restructuring the suit was settled.

The Company also is a defendant in a lawsuit with a landlord of a leased property that was abandoned by the Company in 2001 as part of its restructuring plan. The lease had a remaining term of 42 months at monthly rental rates of $3,800 at the time the Company stopped paying rent on the lease. In October 2002, the Company agreed to pay $75,000 over a four-month period in settlement of the remaining lease obligation.

The Company carries insurance with coverages and coverage limits that it believes to be customary in the dental industry. Although there can be no assurance that such insurance will be sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company’s operations.

The Company is from time to time subject to claims and suits arising in the ordinary course of operations. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

7.    Restructuring Costs and Other Charges

As discussed in Notes 1 and 2, the Company entered into a Restructuring with its Senior Secured Lenders in July 2002. The Company had announced plans to restructure the debt in the first quarter of 2001. Restructuring costs and other charges related to the Restructuring are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Legal and professional fees	$277	$1,795	$1,292	$2,740
Severance costs	—	1,100	390	1,100
Bonues in connection with the restructuring of the Credit Agreement	—	315	—	315
Remaining lease obligations on closed dental centers	—	—	384	239

	$277	$3,210	$2,066	$4,394

As of September 30, 2002 approximately $0.4 million of legal and professional fees, $1.1 million of severance costs and $0.3 million in bonuses in connection with the restructuring of the Credit Agreement were included in accounts payable and accrued liabilities.

As discussed above, the Financial Accounting Standards Board has issued SFAS 146. Certain provisions of the standard would require costs expensed by the Company in the third quarter to be recognized as period costs in future periods. The Company has not elected to early adopt this standard.

8.    Earnings Per Share:

Basic earnings per share for the three and nine month periods ended September 30, 2001 equals net loss divided by weighted average number of shares of common stock outstanding during the period, the effect of stock options were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive. For the three and nine month periods ended September 30, 2002, the effect of stock options and convertible debt were excluded from the calculation of diluted income per share because their effect would have been anti-dilutive. Basic and diluted shares for the three and nine month periods ended September 30, 2002, were computed as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2002
Common shares outstanding	6,417	6,417
Series A-1 convertible preferred stock	31,046	10,462
Warrants	23,400	7,886

	60,863	24,765

9.    Supplemental Cash Flow Information

Supplemental disclosure on noncash investing and financing activities for the nine months ended September 30, 2002:

Issuance of long-term debt obligation for debt issuance costs	$ 1,897
Issuance of warrants	680
Forgiveness of long-term debt obligations and accrued interest	22,004
Write-off of debt issuance costs	(422)
Issuance of preferred stock	4,000

There were no noncash investing and financing activities for the nine months ended September 30, 2001.

10.    Income Tax

As part of the Reorganization, the ownership of the Company changed significantly in the third quarter of 2002. The Company has significant net operating loss carryforwards that will be limited in future periods because of the ownership change. The Company continues to record a valuation allowance against the entire amount of the deferred tax asset resulting from these net operating losses.

11.    Segment Information

The following table sets forth the financial information with respect to the Company and its reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net patient revenues:
Texas	$15,997	$17,323	$51,333	$50,235
Florida	2,641	2,898	8,394	8,768
Tennessee	2,602	2,843	8,415	8,955
California	1,912	2,870	7,237	8,610

Total revenue	23,152	25,934	75,379	76,568

Operating expenses:
Texas	15,245	16,518	46,557	47,158
Florida	2,601	2,724	8,278	8,141
Tennessee	2,442	2,606	7,875	7,734
California	1,929	1,884	6,434	6,655
Corporate, general and administrative expenses	1,788	1,701	4,946	4,782
Restructuring costs and other charges	277	3,210	2,066	4,394

Total operating expenses	24,282	28,643	76,156	78,864

Operating income (loss):
Texas	752	805	4,776	3,077
Florida	40	174	116	627
Tennessee	160	237	540	1,221
California	(17)	986	803	1,955
Restructuring costs and other charges	(277)	(3,210)	(2,066)	(4,394)
Corporate, general and administrative expenses	(1,788)	(1,701)	(4,946)	(4,782)

Total operating loss	(1,130)	(2,709)	(777)	(2,296)

Interest expense	1,784	1,208	6,142	4,481
Other income	(23)	(3)	(49)	(22)
Gain on early extinguishment of debt	—	(17,334)	—	(17,334)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principles	$(2,891)	$13,420	$(6,870)	$10,579

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, the changing environment for dental health care, the reimbursement rates for dental services, and other risk factors detailed in the Company’s Securities and Exchange Commission filings, including the Company’s Form 10-K for the year ended December 31, 2001, as filed with the U.S. Securities and Exchange Commission.

Overview

The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, California and Tennessee. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At September 30, 2002, the Company managed 80 dental centers with approximately 201 affiliated dentists, orthodontists and specialists.

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

Results of Operations

The following table sets forth the percentages of net patient revenues represented by certain items reflected in the Company’s Statement of Operations. The information that follows should be read in conjunction with the Annual audited Financial Statements and notes thereto of the Company included in the Company’s Form 10-K filed with the Securities and Exchange Commission, as well as the Unaudited Consolidated Financial Information, included in this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net patient revenues	100.0%	100.0%	100.0%	100.0%
Expenses:
Dentist salaries and other professional costs	28.2%	29.4%	27.2%	29.0%
Clinical salaries	20.9%	21.5%	19.7%	21.9%
Dental supplies and laboratory fees	12.6%	11.4%	11.6%	11.6%
Rental and lease expense	6.5%	5.7%	6.5%	5.9%
Advertising and marketing	4.0%	2.2%	3.3%	2.5%
Depreciation and amortization	6.9%	3.5%	6.6%	3.6%
Other operating expenses	9.3%	8.0%	7.8%	7.9%
Bad debt expense	3.5%	6.1%	4.1%	4.5%
General and administrative	11.8%	9.7%	10.7%	10.3%
Restructuring costs and other charges	1.2%	12.4%	2.7%	5.7%
Asset impairment	0.0%	0.5%	0.7%	0.1%

Total expenses	104.9%	110.4%	101.0%	103.0%

Operating loss	-4.9%	-10.4%	-1.0%	-3.0%
Interest expense	7.7%	4.7%	8.1%	5.9%
Other income	-0.1%	0.0%	0.0%	0.0%
Gain on early extinguishment of debt	0.0%	-66.8%	0.0%	-22.6%

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	-12.5%	51.7%	-9.1%	13.8%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%

Income (loss) before cumulative effect of change in accounting principle	-12.5%	51.7%	-9.1%	13.8%
Cumulative effect of change in accounting principle	0.0%	0.0%	-0.3%	-48.3%

Net income (loss)	-12.5%	51.7%	-9.4%	-34.5%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net Patient Revenues – Net patient revenues increased from $23.2 million for the three months ended September 30, 2001, to $25.9 million for the same period of 2002, an increase of $2.8 million or 12.0%. Patient revenues from dental centers open for more than one year increased approximately $4.0 million, or 17.4%, offset by $1.2 million from the closing of eight dental centers since the comparable period of 2001. Higher net patient revenues resulted from fee increases in 2002, increased patient visits and better average revenue per patient. The increase in patient visits reflected the negative impact on business last year from the tragic events of September 11, 2001.

Dentist Salaries and Other Professional Costs – Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. Dentist salaries and other professional costs increased from $6.6 million for the three months ended September 30, 2001 to $7.6 million for the three months ended September 30, 2002, an increase of $1.1 million, or 16.9%. The increase is attributable to increased dentist compensation and the hiring of additional hygienists. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased from 28.2% to 29.4% for the three months ended September 30, 2001 and 2002, respectively.

Clinical Salaries – Clinical salaries increased from $4.9 million for the three months ended September 30, 2001 to $5.6 million for the three months ended September 30, 2002, an increase of $0.8 million or 15.5%. The increase is attributable to the upgrading of dental office management and other personnel. Expressed as a percentage of net patient revenues, clinical salaries increased from 20.9% for the three months ended September 30, 2001 to 21.5% for the comparable 2002 period.

Dental Supplies and Laboratory Fees – Dental supplies and laboratory fees of $2.9 million for the three months ended September 30, 2002, were relatively unchanged from the same period of 2001. Expressed as a percentage of patient revenues, dental supplies and laboratory fees decreased from 12.6% for the three months ended September 30, 2001 to 11.4% for the three months ended September 30, 2002.

Rental and Lease Expense – Rental and lease expense of $1.5 million for the three months ended September 30, 2002 was relatively unchanged from the third quarter of 2001. The decrease in rent and lease expense resulting from the closing of eight centers since the comparable period of 2001 was offset by common area maintenance adjustments and other related expenses. Expressed as a percentage of net patient revenues, rental and lease expense decreased from 6.5% for the three months ended September 30, 2001 to 5.7% for the three-month period ended September 30, 2002.

Advertising and Marketing – Advertising and marketing expenses decreased from $0.9 million in the third quarter of 2001 to $0.6 million in the same period of 2002, a decrease of $0.3 million, or 38.5%, attributable primarily to a reduction in television advertising. Expressed as a percentage of net patient revenues, advertising and marketing expenses decreased from 4.0% in the prior year period to 2.2% for the three months ended September 30, 2002.

Depreciation and Amortization – Depreciation and amortization decreased from $1.6 million for the three months ended September 30, 2001, to $0.9 million for the three months ended September 30, 2002, a decrease of 0.7 million or 42.9%. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets and reclassified approximately $54.9 million from management services agreements to goodwill, and as required by SFAS 142, the Company no longer records amortization expenses related to this goodwill. The effect of this change reduced the loss before cumulative effect of change in accounting principle by approximately $0.7 million, or $0.03 per share for the three months ended September 30, 2002. Had the Company adopted SFAS 142 effective January 1, 2001, the effect would have been to reduce the loss before cumulative effect of change in accounting principle by approximately $0.7 million, or $0.11 per share for the three months ended September 30, 2001. In the second quarter of 2002, the Company completed its quantification of the impairment charge and recorded a $37.0 million impairment charge, related to the write-down of its goodwill, as a cumulative effect of change in accounting principle effective January 1, 2002. The remainder of the decrease resulted from the closing of eight centers since July 1, 2001. Expressed as a percentage of net patient revenues, depreciation and amortization decreased from 6.9% in the prior year period to 3.5% for the three months ended September 30, 2002.

Other Operating Expenses – Other operating expenses decreased slightly from $2.2 million for the three months ended September 30, 2001, to $2.1 million for the three months ended September 30, 2002, a decrease of $0.1 million or 4.4%. Other operating expenses represent expenses related to the operation of the Company’s dental centers. Expressed as a percentage of net patient revenues, other operating expenses decreased from 9.3% for the three months ended September 30, 2001 to 8.0% for the comparable 2002 period. The decrease is attributable primarily to the closing of eight dental centers since the comparable period of 2001.

Bad Debt Expense – Bad debt expense increased from $0.8 million for the three-months ended September 30, 2001 to $1.6 million for the comparable period of 2002, an increase of $0.8 million, or 95.8%, resulting from reduced collections of accounts receivable. Expressed as a percentage of net patient revenues, bad debt expense increased from 3.5% for the three months ended September 30, 2001 to 6.1% for the same period of 2002.

General & Administrative Expense – General and administrative expenses of $2.5 million for the three months ended September 30, 2002 decreased by 7.3% from general and administrative expenses of $2.7 million in the third quarter of 2001. The decrease in general and administrative expenses is attributable to reductions in corporate and regional support staff. Expressed as a percentage of net patient revenues, general and administrative expense decreased from 11.8% for the three months ended September 30, 2001 to 9.7% for the comparable period of 2002.

Restructuring Costs and Other Charges – For the three months ended September 30, 2002 the Company recorded restructuring costs and other charges of $3.2 million attributable primarily to legal and professional fees related to the restructuring of the Company’s senior credit facility and severance cost associated with a restructuring of the Company’s corporate management and administrative personnel adopted at the end of the third quarter 2002. Additionally, $0.3 million in employee bonuses associated with the restructuring of the Credit Agreement have been included, fifty percent of which was paid in July 2002 and the balance to be paid in the first quarter of 2003. For the three months ended September 30, 2001 the Company recorded restructuring costs of $0.3 million resulting from legal and professional fees incurred in connection with the implementation of a plan to improve operating results and restructure the Company’s credit facilities.

Interest Expense – Interest expense decreased from $1.8 million for the three months ended September 30, 2001 to $1.2 million for the three months ended September 30, 2002, a decrease of $0.6 million or 32.3%. The decrease resulted from a decrease in the variable interest rate under the bank credit facility and senior subordinated note agreements and the restructuring of the Company’s debt.

Gain on early extinguishment of debt – In connection with the Restructuring of the Company’s Senior Subordinated Notes and Old Notes, the Company recognized a gain of approximately $17.3 million on extinguishment of the debt in the third quarter of 2002. (See note 2 of Notes to Condensed Consolidated Financial Statements).

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Patient Revenue – Net patient revenues increased from $75.4 million for the nine months ended September 30, 2001 to $76.6 million for the same period of 2002, an increase of $1.2 million or 1.6%. Patient revenues for dental centers open for more than one year increased approximately $5.2 million, or 6.9%, from the same period of 2001, offset by a decrease in revenues of approximately $4.0 million, or 5.3%, from the closure of 21 dental centers since January 2001. Higher net patient revenues resulted primarily from fee increases in 2002.

Dentist Salaries and Other Professional Costs – For the nine months ended September 30, 2002, dentist salaries and other professional costs were $22.2 million, $1.7 million, or 8.3% higher than dentist salaries and other professional costs of $20.5 million during the same period in 2001. Higher dentist compensation and increased hiring of hygienists accounted for the increase. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased from 27.2% to 29.0% for the nine months ended September 30, 2001 and 2002, respectively.

Clinical Salaries – Clinical salaries increased from $14.8 million for the nine months ended September 30, 2001 to $16.8 million for the nine months ended September 30, 2002, an increase of $2.0 million or 13.5%. The increase is attributable to higher compensation associated with the upgrading of dental office management and other personnel. Expressed as a percentage of net patient revenues, clinical salaries increased from 19.7% in the first nine months of 2001 to 21.9% for the same period of 2002.

Dental Supplies and Laboratory Fees – Dental supplies and laboratory fees increased slightly from $8.7 million for the nine months ended September 30, 2001 to $8.9 million for the nine months ended September 30, 2002, an increase of $0.2 million or 2.2%. Higher laboratory fees resulting from price increases and outsourcing of certain lab functions accounted for the increase. Expressed as a percentage of patient revenues, dental supplies and laboratory fees of 11.6% for the nine months ended September 30, 2002 were unchanged from the comparable period of 2001.

Rental and Lease Expense – Rental and lease expense of $4.5 million for the nine months ended September 30, 2002 decreased by $0.4 million, or 7.5% from the first nine months of 2001. The decrease is attributable to the closing of 21 dental centers since January 2001. Expressed as a percentage of net patient revenues, rent and lease expense decreased from 6.5% for the nine months ended September 30, 2001 to 5.9% for the nine-month period ended September 30, 2002.

Advertising and Marketing – Advertising and marketing expenses decreased from $2.5 million for the nine months ended September 30, 2001 to $1.9 million during the same period of 2002, a decrease of $0.6 million, or 25.7%. Lower expenditures on television advertising accounted for the decrease. Expressed as a percentage of net patient revenues, advertising and marketing expenses decreased from 3.3% in the prior year period to 2.5% for the nine months ended September 30, 2002.

Depreciation and Amortization – Depreciation and amortization decreased from $5.0 million for the nine months ended September 30, 2001 to $2.7 million for the nine months ended September 30, 2002, a decrease of $2.3 million or 45.3%. Effective January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets and reclassified approximately $54.9 million from management services agreements to goodwill, and as required by SFAS 142, the Company no longer records amortization expenses related to this goodwill. The effect of this change reduced the loss before cumulative effect of change in accounting principle by approximately $2.0 million, or $0.08 per share, for the nine months ended September 30, 2002. Had the Company adopted SFAS 142 effective January 1, 2001, the effect would have been to reduce the loss before cumulative effective of change in accounting principle by approximately $2.0 million, or $0.31 per share for the nine months ended September 30, 2001. In the second quarter of 2002, the Company completed its quantification of the impairment charge and recorded a $37.0 million impairment charge, related to the write-down of goodwill, as a cumulative effect of change in accounting principle effective January 1, 2002. The remainder of the decrease resulted from the closing of 21 centers since January 1, 2001. Expressed as a percentage of net patient revenues, depreciation and amortization decreased from 6.6% in the prior year period to 3.6% for the nine months ended September 30, 2002.

Other Operating Expenses – Other operating expenses increased from $5.9 million for the nine months ended September 30, 2001, to $6.0 million for the nine months ended September 30, 2002, an increase of $0.1 million or 3.0%. The increase is attributable primarily to higher communication costs, printing cost associated with patient surveys, increased doctor recruitment fees and collector fees. Expressed as a percentage of net patient revenues, other operating expenses increased from 7.8% for the nine months ended September 30, 2001 to 7.9% for the comparable 2002 period.

Bad Debt Expense – Bad debt expense of $3.1 million for the nine months ended September 30, 2001 increased $0.3 million, or 11.1% to $3.5 million for the same period of 2002. Expressed as a percentage of net patient revenues, bad debt expense increased from 4.1% for the nine months ended September 30, 2001 to 4.5% for the same period of 2002. The increase is attributable to a reduction in the collection of accounts receivable.

General & Administrative Expense – General and administrative expenses decreased from $8.1 million for the nine months ended September 30, 2001 to $7.9 million for the same period of 2002, a decrease of $0.2 million, or 2.5%. Expressed as a percentage of net patient revenues, general and administrative expense decreased from 10.7% to 10.3% for the nine months ended September 30, 2001 and 2002, respectively.

Restructuring Costs and Other Charges – For the nine months ended September 30, 2002, the Company recorded restructuring costs and other charges of $4.4 million attributable primarily to legal and professional fees related to the restructuring of the Company’s senior credit facility, remaining lease obligations on closed dental centers and severance cost associated with a restructuring of the Company’s corporate and regional management and administrative personnel adopted in September 2002. Additionally, $0.3 million in employee bonuses associated with the restructuring of the Credit Agreement have been included, fifty percent of which was paid in July 2002 and the balance to be paid in the first quarter of 2003. For the nine months ended September 30, 2001 the Company recorded restructuring costs of $2.1 million including severance costs, remaining lease obligations on closed dental centers and legal and professional fees related to the implementation of the plan to improve operating results and restructure the Company’s credit facilities.

Interest Expense – Interest expense decreased from $6.1 million for the nine months ended September 30, 2001 to $4.5 million for the nine months ended September 30, 2002, a decrease of $1.7 million or 27.0%. The decrease resulted from a decrease in the variable interest rate under the bank credit facility and senior subordinated note agreements and the restructuring of the Company’s debt.

Gain on early extinguishment of debt – In connection with the Restructuring of the Company’s Senior Subordinated Notes and Old Notes, the Company recognized a gain of approximately $17.3 million on extinguishment of the debt in the third quarter of 2002. (See note 2 of Notes to Condensed Consolidated Financial Statements).

Cumulative Effect of Change in Accounting Principle – In connection with the Company’s adoption of SFAS 142, the Company recorded a $37.0 million transitional goodwill impairment charge at the beginning of the fiscal year. (See Note 3 of Notes to Condensed Consolidated Financial Statements). During September 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” deferred the implementation of SFAS 133 until the fiscal year ending December 31, 2001. The Company implemented SFAS 133 effective January 1, 2001, resulting in a cumulative effect adjustment of $0.3 million during the first half of 2001

Liquidity and Capital Resources

The Company incurred net losses of $19.1 million in 2000, $14.8 million in 2001 and $6.8 million for the nine months ended September 30, 2002 before cumulative effect of change in accounting principle and, excluding a $17.3 million gain on early extinguishment of debt. As of September 30, 2002, the Company had a working capital deficit of $2.3 million, an accumulated deficit of $65.3 million and had negative cash flows from operations of $2.0 million for the nine months ended September 30, 2002. As discussed below, in July 2002, the Company completed a Restructuring of its Credit Agreement, Senior Subordinated Notes and Old Notes. The Restructuring extinguished certain debt due by the Company and extended payments due by the Company on more favorable terms. Management believes this is an important step in its plan to maintain the viability of the Company.

In September 2002, the Company adopted additional restructuring activities to improve operating results. Components of this plan include: (i) phasing-out doctor compensation guarantees and implementing doctor profit sharing compensation models; (ii) continuing to monitor and close unprofitable and under-performing dental centers; (iii) continuing to upgrade dental office management personnel; (iv) reducing general and administrative expenses, including the reduction of corporate and regional management and administrative staff; (v) decentralizing and or outsourcing certain processes including the call center, billing, and collections; and (vi) reducing marketing expenses.

However, there can be no assurance that these efforts to improve operating results and cash flows will be sufficient to allow the Company to meet its obligations in a timely manner. Therefore, there is substantial doubt about the Company’s ability to continue in existence. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.

At September 30, 2002 the Company had a net working capital deficit of $2.3 million. Current assets totaled 12.7 million, consisting of cash and cash equivalents of $2.1 million, billed and unbilled accounts receivable of $8.9 million and prepaid expenses and other current assets of $1.6 million. Current liabilities totaled $15.0 million, consisting of $13.2 million in accounts payable and accrued liabilities and $1.8 million in current maturities of long-term debt.

For the nine months ended September 30, 2002, cash used in operating activities was $2.0 million. In the nine months ended September 30, 2001, cash provided by operating activities amounted to $4.6 million. For the nine months ended September 30, 2002 cash used in investing activities was $0.4 million, consisting of $0.7 million in capital expenditures, offset by $0.3 million in proceeds from the sale of property and equipment. For the nine months ended September 30, 2001 cash used in investing activities was $0.7 million, consisting primarily of capital expenditures. For the nine months ended September 30, 2002, cash provided by financing activities totaled $0.5 million representing $1.7 million in proceeds from issuance of notes payable, offset by $0.5 million for repayments of long-term debt and capital lease obligations and $0.7 million in debt and equity issuance costs. For the nine months ended September 30, 2001, cash used in financing activities totaled $0.3 million, representing repayments of long-term debt and capital lease obligations. The Company has budgeted $0.1 million in capital commitments for the remainder of 2002, which it expects to fund through internally generated funds.

During the first nine months of 2002, the Company’s principal sources of liquidity consisted primarily of cash and cash equivalents and net accounts receivable. From June 2000 until July 2002, the Company was in default under (1) its Old Credit Agreement (2) its Senior Subordinated Notes and (3) its Old Notes. On July 19, 2002, the Company entered into a Restructuring with its Senior Secured Lenders, its Senior Subordinated Lenders and the holders of the Old Notes regarding the debt outstanding under the Old Credit Agreement, the Senior Subordinated Notes and the Old Notes. Pursuant to the Restructuring, the Company:
•	exchanged 32,002 shares of Series A-1 Stock for approximately $3.5 million in aggregate principal and interest of its Old Notes;
•	exchanged 179,280 shares of Series A-1 Stock for approximately $18.1 million in aggregate principal and interest of the Senior Subordinated Notes;
•	amended and restated the Old Credit Agreement;
•	issued warrants to purchase 60,859 shares of Series A-2 Stock for a nominal price to the Senior Secured Lenders;
•
borrowed $1.7 million from the New Money Lenders and issued convertible notes with an aggregate principal amount of $1.7 million, which notes are initially convertible into 3,105,618 shares of Common Stock; and issued warrants to purchase 17,974,062 shares of the Common Stock for a nominal price to the New Money Lenders.

The Company recognized a gain for the extinguishment of debt of approximately $17.3 million in the third quarter of 2002 as a result of the Restructuring.

In connection with the Restructuring, the Company entered into Settlement Agreements with Jack H. Castle, Jr. and the estate of Jack H. Castle, D.D.S. Mr. Castle served as our Chief Executive Officer until February 2001 and continued as our Chairman of the Board until July 1, 2001. Dr. Castle owned all of the capital stock of the Texas PC, until his death in May 2002, at which time a successor owner of the Texas PC was appointed. The Settlement Agreements provided for mutual releases of any claims that either party may have had, as well as the following terms: (i) Dr. Castle’s estate waived the right to receive the final payment of $0.1 million due under a deferred compensation agreement; (ii) the Company paid Mr. Castle severance through September 30, 2002 of approximately $0.3 million, reimbursed him for medical insurance and forgave $45,000 of debt Mr. Castle owed to the Company; (iii) in August 2002, Mr. Castle acquired two offices located in Corpus Christi and one office located in Beaumont and the Company paid Mr. Castle an additional $54,000 of related expenses; and (iv) effective September 30, 2002, the Company terminated a lease of a property held by Goforth, Inc., which is owned by Mr. Castle, that required payments of approximately $16,000 per month and had a remaining term of approximately five years.

In September 2002, the Company entered into an agreement with the former owner of two dental centers located in California. Under the terms of the agreement, the Company sold the two dental centers to the former owner for $0.6 million, including $0.5 million in cash and forgiveness of approximately $0.1 million in note payable due the former owner. The proceeds were used to repay $0.4 million in long-term debt and $0.1 million in related expenses.

In connection with the Restructuring, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with the Senior Secured Lenders. Pursuant to the terms of the Credit Agreement, the aggregate unpaid principal balance of the Old Credit Agreement amounting to $45.2 million plus accrued and unpaid default interest and other obligations of $2.2 million have been converted to a term loan in the amount of $47.4 million. Principal of the Credit Agreement is payable quarterly in installments of $0.5 million beginning March 31, 2003, increasing to $1.0 million March 31, 2004, and $1.6 million March 31, 2005 with a final payment of the remaining principal balance due July 19, 2005. As defined in the Credit Agreement, the Company is required to make an annual cash flow payment and other mandatory prepayments. Interest, payable monthly, is computed at the bank’s prime rate plus two percent. An administrative fee of $25,000 is payable annually with the first installment paid on July 19, 2002. Fees include (1) a one percent restructuring fee totaling approximately $0.5 million, which is payable in four quarterly installments of $0.1 million plus accrued interest at the bank’s prime rate plus two percent, beginning September 19, 2002 and (2) a four percent financing fee amounting to approximately $1.9 million, which will be payable in full, without interest, on July 19, 2005. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. At September 30, 2002, $47.2 million was outstanding under the Credit Agreement.

The following table summarizes, as of September 30, 2002, our contractual commitments related to debt, leases and other arrangements during the next five years (in thousands):

	Twelve Months Ended September 30,
	2003	2004	2005	2006	2007	Thereafter
Long-Term Debt	$1,768	$3,776	$42,483	$128	$1,294	$—
Operating Leases	4,792	3,852	3,096	2,402	2,349	—

Recent Accounting Pronouncements

On August 16, 2001, the Financial Accounting Standards Board issued SFAS 143, “Accounting for Asset Retirement Obligation”. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. These provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. Management believes the application of SFAS 143 will not have a material effect on the Company.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 significantly changes the criteria that have to be met to classify an asset as held-for-sale, and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as previously required). In addition, more dispositions qualify for discontinued operations treatment in the statement of operations. The implementation of SFAS 144 did not have any impact on the Company’s results of operations or financial position.

In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002.” This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS 145 in July 2002 and recognized a gain of approximately $17.3 million on early extinguishment of debt, which has been recorded in the third quarter of 2002 (Note 2).

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this guidance include termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Certain provisions of this standard would require costs expensed by the Company in the third quarter of 2002 to be recognized as period costs in future periods. The Company has not elected to early adopt this standard.

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147 (“SFAS 147”) “Accounting of Certain Financial Institutions.” The SFAS 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of Statement of Financial Accounting Standard No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations,” and Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” In addition, this statement amends SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to the impairment and disposal accounting for certain acquired long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002. Management believes the application of SFAS 147 will not have a material effect on the Company.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

The Company’s financial instruments with market risk exposure are borrowings under the Credit Agreement which amounted to $47.2 million at September 30, 2002. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $0.5 million, or $0.07 per share, on an annual basis. The Credit Agreement was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from the prime interest.

Item 4.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of the Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, some of the information used for internal and external reporting by the Company and management is derived from data input by decentralized employees at the dental centers. The decentralization of input and system controls may affect the accuracy of this data. Management is aware of this risk and is taking steps to reduce this risk.

(b)
Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

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

In 2000, the Company recorded litigation expenses of $1.5 million resulting from an arbitration award against two subsidiaries of the Company in an arbitration proceeding in Los Angeles, California. The arbitrator found that the subsidiaries had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $1.1 million, plus interest at 10 percent from the date that the judgment was filed. In connection with the July 2002 Restructuring, the Company entered into a forbearance agreement with the plaintiffs regarding this judgment. The Company agreed to make the following payments in exchange for forbearance in enforcing the judgment (1) $100,000 interest payment paid in July 2002, (2) twenty-three monthly installments of $30,000 each beginning August 2002 and (3) then $25,000 monthly installments until paid in full.

In October 2001, the former owners of Dental Centers of America filed suit in Bexar County, Texas alleging that the Company breached a letter agreement offering payment as settlement for past due amounts on two subordinated promissory notes that were part of the purchase consideration for Dental Centers of America. The plaintiffs obtained a judgment for $625,000 plus interest and attorneys’ fees, against the Company. In connection with the Restructuring the suit was settled.

The Company also is a defendant in a lawsuit with a landlord of a leased property that was abandoned by the Company in 2001 as part of its restructuring plan. The lease had remaining term of 42 months at monthly rental rates of $3,800 at the time the Company stopped paying rent on the lease. In October 2002, the Company agreed to pay $75,000 over a four-month period in settlement of the remaining lease obligation.

The Company carries insurance with coverages and coverage limits that it believes to be customary in the dental industry. Although there can be no assurance that such insurance will be sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company’s operations.

The Company is from time to time subject to claims and suits arising in the ordinary course of operations. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 2.    Changes in Securities and Use of Proceeds.

From June 2000 until July 2002, the Company was in default under (1) its Old Credit Agreement (2) its Senior Subordinated Notes and (3) its Old Notes. On July 19, 2002, the Company entered into a Restructuring with its Senior Secured Lenders, its Senior Subordinated Lenders and the holders of the Old Notes regarding the debt outstanding under the Old Credit Agreement, the Senior Subordinated Notes and the Old Notes.

Pursuant to the Restructuring, the Company:

•	exchanged 32,002 shares of Series A-1 Stock, for approximately $3.5 million in aggregate principal and interest of its Old Notes;
•	exchanged 179,280 shares of Series A-1 Stock for approximately $18.1 million in aggregate principal and interest of the Senior Subordinated Notes;
•	amended and restated the Old Credit Agreement;
•	issued warrants to purchase 60,859 shares of Series A-2 Stock for a nominal price to the Senior Secured Lenders;
•
borrowed $1.7 million the New Money Lenders and issued convertible notes with an aggregate principal amount of $1.7 million, which notes are initially convertible into 3,105,618 shares of Common Stock; and issued warrants to purchase 17,974,062 shares of the Common Stock for a nominal price to the New Money Lenders.

Each of the foregoing transactions was exempt from registration under Section 4(2) of the Securities Act, no public offering being involved.

Each share of Series A-1 Stock and Series A-2 Stock is immediately convertible into approximately 182.7 shares of Common Stock. Upon liquidation, holders of Series A-1 Stock and Series A-2 Stock are entitled to preferential distributions in liquidation equal to $100 and $47.341 per share, respectively. The Series A-1 Stock and the Series A-2 Stock vote on an “as converted” basis. The warrants to purchase shares of Series A-2 Stock have a term of ten years and are exercisable at $.001 per share. The warrants to purchase shares of Common Stock have a term of ten years and are exercisable at $.001 per share. Principal and interest outstanding on the convertible notes issued to the New Money Lenders is convertible into Common Stock at any time at approximately $.5474 per share.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

The following exhibits are filed with this report:

(a)  Articles of Incorporation and By-laws

3.1
Amended and Restated Certificate of Incorporation of Castle Dental Centers, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2001, File No. 001-13263)

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

3.3
Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock of Castle Dental Centers, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

4.	Instruments defining the rights of security holders, including indentures.

4.1
Form of Certificate representing the Common Stock, par value $.001 per share, of Castle Dental Centers, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, filed September 3, 1996, Reg. No. 333-1335)

4.2
Registration Rights Agreement dated December 18, 1995, among Castle Dental Centers, Inc. and Delaware State Employees’ Retirement Fund, Declaration of Trust for Defined Benefit Plan of ICI American Holdings, Inc., Declaration of Trust for Defined Benefit Plan of Zeneca Holdings, Inc. and certain stockholders and investors in the Company (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed September 3, 1996, Reg. No. 333-1335)

4.3
Stockholders Agreement by and among Castle Dental Centers, Inc., Bank of America Strategic Solutions, Inc., FSC Corp., Amsouth Bank, Heller Financial, Inc., Midwest Mezzanine Fund II, L.P., and James M. Usdan (incorporated by reference from Exhibit 10.8 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

	4.4	Registration Rights Agreement dated July 19, 2002 (incorporated by reference from Exhibit 10.10 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

4.5
Investors Agreement, dated as of July 19, 2002, by and among Castle Dental Centers, Inc., Heller Financial, Inc., Midwest Mezzanine Fund II, L.P., and James M. Usdan (incorporated by reference from Exhibit 10.9 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

10.	Material Contracts

10.1
Second Amended and Restated Credit Agreement among Castle Dental Centers, Inc., Bank of America, N.A. and the Lenders dated as of July 19, 2002 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

	10.2	Form of Warrant Agreement among the Company and the Lenders (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

10.3
Senior Subordinated Note and Warrant Purchase Agreement dated as of July 19, 2002, among Castle Dental Centers, Inc., Heller Financial, Inc., Midwest Mezzanine Fund II, L.P., and James M. Usdan (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

	10.4	Form of Warrant Agreement among the Company and the New Money Lenders (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

	10.5	Form of Convertible Note among the Company and the New Money Lenders

(incorporated by reference from Exhibit 10.5 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

10.6
Subordination and Intercreditor Agreement dated July 19, 2002, by and among Heller Financial, Inc., Midwest Mezzanine Fund II, L.P., James M. Usdan, Castle Dental Centers, Inc., Castle Dental Centers of California, L.L.C., Castle Dental Centers of Florida, Inc., Castle Dental Centers of Tennessee, Inc., Castle Dental Centers of Texas, Inc., Dentcor, Inc., CDC of California, Inc., Castle Texas Holdings, Inc. and Academy for Dental Assistants, Inc. (incorporated by reference from Exhibit 10.6 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

10.7
Senior Subordinated Note and Subordinated Convertible Note Exchange Agreement dated as of July 19, 2002 among Castle Dental Centers, Inc., Heller Financial, Inc. and Midwest Mezzanine Fund II, L.P. (incorporated by reference from Exhibit 10.7 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

	10.8	Form of Exchange Agreement with Holders of Seller Notes (incorporated by reference from Exhibit 10.11 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

10.9
Forbearance Agreement dated as of July 17, 2002, by and between Leon D. Roisman, D.M.D, Leon D. Roisman, D.M.D, Inc., Roisman Acquisition Company, CDC of California, Inc. and Castle Dental Centers of California, L.L.C. (incorporated by reference from Exhibit 10.12 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

10.10
Settlement Agreement between Jack H. Castle, D.D.S. and the Estate of Jack H. Castle, D.D.S., Castle Dental Centers, Inc., Castle Dental Centers of Texas, Inc., Castle Dental Associates of Texas, P.C., Castle Interests, Ltd., and Loretta M. Castle (incorporated by reference from Exhibit 10.13 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

10.11
Severance Agreement between Jack H. Castle, Jr., the Company, Goforth, Inc. and Castle 1995 Gift Trust (incorporated by reference from Exhibit 10.14 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

	10.12	Castle Dental Centers 2002 Stock Option Plan (incorporated by reference from Exhibit 10.15 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

	10.13	Employment Agreement by and between James M. Usdan and the Company (incorporated by reference from Exhibit 10.16 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

11.	Statement re computation of per share earnings*

15.	Letter re unaudited interim financial information*

18.	Letter re change in accounting principles*

19.	Report furnished to security holders*

22.	Published report regarding matters submitted to vote of security holders*

23.	Consents of experts and counsel*

24.	Power of attorney*

99.	Additional exhibits

99.1
Copy of Castle Dental Centers, Inc.’s Press Release dated July 22, 2002 (incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Inapplicable to this filing

(b)  Reports on Form 8-K
Current Report on Form 8-K dated August 5, 2002, reporting Item 1 Change in Control of Registrant was filed August 5, 2002.

Current Report on Form 8-K dated August 19, 2002, reporting Item 9 Section 906 Certifications for the Registrant was filed August 19, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTLE DENTAL CENTERS, INC.

Date: November 14, 2002	/s/ JAMES M. USDAN
James M. Usdan Chief Executive Officer

Date: November 14, 2002	/s/ JOSEPH P. KEANE
Joseph P. Keane Chief Financial Officer

CERTIFICATIONS

I, James M. Usdan, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Castle Dental Centers, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

By:	/s/ James M. Usdan
James M. Usdan, President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Joseph P. Keane, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Castle Dental Centers, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

By:	/s/ Joseph P. Keane
Joseph P. Keane, Senior Vice President and Chief Financial Officer (Principal Financial Officer)