Form 10-K
period 2002-12-31
CASTLE DENTAL CENTERS INC
filed 2003-04-15
CIK 1018152

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-13263

CASTLE DENTAL CENTERS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware

(State or other jurisdiction of incorporation or organization)

76-0486898

(I.R.S. Employer Identification No.)

3701 Kirby Drive, Suite 550

Houston, Texas

(Address of principal executive offices)

77098

(Zip Code)

(713) 490-8400

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.000001 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☒     No. ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes. ☐     No. ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2002) was $0.4 million, based on the closing price of $0.10 per share, as reported on the OTC bulletin board. As of March 31, 2003, there were 6,417,206 shares of Castle Dental Centers, Inc. Common Stock, $.001 par value, issued and outstanding.

Documents Incorporated by Reference: None

i

NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. When used in this document, the words, “anticipate,” “believe,” “estimate” and “expect” and similar expressions are intended to identify such forward-looking statements. Such statements reflect the Company’s current views with respect to future events and are subject to certain uncertainties and assumptions. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K. Should one or more of these uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from expectations. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ii

Item 1.     Business

Please see the Glossary on page 13 for an explanation of certain of the terms used throughout this Form 10-K.

The Company

The Company manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in the United States. The Company currently conducts operations in the states of Texas, Florida, Tennessee and California. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks by entering into management services agreements with affiliated dental practices to provide, on an exclusive basis, management and administrative services to affiliated dental practices (see page 12 Regulatory Compliance). The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. As of December 31, 2002, the Company provided management services to 78 dental centers with approximately 190 affiliated dentists, orthodontists and other dental specialists.

Since its formation, the Company has applied traditional retail principles of business and marketing techniques to the practice of dentistry, including locating practices in high-profile locations, offering more affordable fees and payment plans, expanding the range of services offered, increasing market share through targeted advertising and offering extended office hours. By using the Castle Dental Centers’ approach to managing affiliated dental practices, the Company believes it enables affiliated dentists, orthodontists and other dental specialists to focus on delivering quality patient care and realize significantly greater productivity than traditional individual and small-group dental practices.

The Company believes that the provision of a full range of dental services through an integrated network is attractive to managed care payers and intends to continue to pursue managed care contracts. The Company negotiates capitated managed care contracts on behalf of its affiliated dental practices, which maintained capitated managed care contracts covering approximately 152,000 members at December 31, 2002. The Company believes that the continued development of its networks will assist it in negotiating national and regional capitated arrangements with managed care payors on behalf of the affiliated practices.

The Company intends to establish a consistent national identity for its business by implementing common practice management policies and procedures in all of its dental centers and affiliated dental practices nationwide. Moreover, the Company believes that its experience and expertise in managing multi-specialty dental group practices, as well as the development of name recognition associated with the name “Castle Dental Centers” will provide its affiliated dental practices with a competitive advantage in attracting and retaining patients and realizing practice efficiencies.

The Company was formed in 1981 as a single location, multi-specialty dental practice in Houston, Texas. From 1982 through 1996, the Company expanded to a total of 10 locations with 39 dentists in the Houston metropolitan area. During this period the Company developed, implemented and refined the integrated dental network approach that it utilized as a basis for its expansion. In the period from 1996 through the first half of 2000, the Company expanded through the acquisition of dental practices and the development of new (“de novo”) dental centers in its markets. Practices were acquired in Tennessee, Florida, Austin, Fort Worth and San Antonio in Texas, and in Los Angeles, California. A total of 33 de novo dental centers were opened during this period while 8 dental centers were closed or consolidated in 1999 and 2000. In 2001 and 2002, as part of its restructuring and cost reduction program, the Company closed, consolidated or sold 23 dental centers, 11 of which were de novo centers that had been built in 1998 and 1999. At March 31, 2003, the Company operated 50, 10, 12 and 5 dental centers in Texas, Tennessee, Florida and California, respectively.

Recent Developments

From June 2000 until July 2002, the Company was in default under (1) its bank credit agreement of $45.2 million (the “Old Credit Agreement”) with its senior secured lenders (the “Senior Secured Lenders”); (2) its senior subordinated notes and subordinated convertible notes of $15.0 million (the “Senior Subordinated Notes”) issued to Heller Financial, Inc. (“Heller”) and Midwest Mezzanine Fund II, L.P. (“Midwest” and collectively, the “Senior Subordinated Lenders”); and (3) its subordinated notes and other subordinated indebtedness of $3.2 million issued to various sellers of dental practices to the Company (collectively, the “Old Notes”).

On July 19, 2002, the Company entered into a restructuring (the “Restructuring”) with its Senior Secured Lenders, its Senior Subordinated Lenders and the holders of the Old Notes regarding the debt outstanding under the Old Credit Agreement, the Senior Subordinated Notes and the Old Notes. Pursuant to the Restructuring, the Company:

•	exchanged 32,002 shares of Convertible Preferred Stock, Series A-1 (Note 5), par value $.001 per share (“Series A-1 Stock”), for approximately $3.5 million in aggregate principal and interest of its Old Notes;

•	exchanged 179,280 shares of Series A-1 Stock for approximately $18.1 million in aggregate principal and interest of the Senior Subordinated Notes;

•	amended and restated the Old Credit Agreement (Note 4 of Notes to Consolidated Financial Statements);

•	issued warrants to purchase 60,859 shares of Convertible Preferred Stock for a nominal price, Series A-2 (Note 5 of Notes to Consolidated Financial Statements), par value $.001 per share (“Series A-2 Stock”), to the Senior Secured Lenders;

•	borrowed $1.7 million from the Senior Subordinated Lenders and James M. Usdan, the Company’s Chief Executive Officer (collectively with the Senior Subordinated Lenders, the “New Money Lenders”) and issued convertible notes with an aggregate principal amount of $1.7 million, which notes are initially convertible into 3,105,618 shares of Common Stock; and issued warrants to purchase 17,974,062 shares of the Common Stock for a nominal price to the New Money Lenders.

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

In September 2002, the Company entered into an agreement with the former owner of two dental centers located in California. Under the terms of the agreement, the Company sold the two dental centers to the former owner for $0.6 million, including $0.5 million in cash and forgiveness of approximately $0.1 million in note payable due the former owner. The proceeds were used to repay $0.4 million in long-term debt and $0.1 million in related expenses. The Company recognized a gain of approximately $0.4 million in the third quarter of 2002 resulting from this sale.

On March 27, 2003, the Company announced that it had entered into a series of preliminary agreements to restructure its debt and re-capitalize the Company. Key elements of these agreements include the refinancing of the Company’s current senior credit facility, the entry into a new five-year $15 million senior credit facility with GE Healthcare Financial Services, and the sale of $12 million in preferred stock to a new equity investor. The consummation of these transactions, which is subject to completion of definitive documentation and satisfaction of certain other conditions, would result in the new equity investor owning a majority of the common equity and voting rights in the Company. There can be no assurance, however, that this restructuring will be consummated since the closing is subject to conditions beyond the Company’s control, including, the negotiation, execution and delivery of definitive documentation for the restructuring by all required parties, including the Company’s Senior Secured Lenders and GE Healthcare Financial Services, the satisfaction of certain other conditions and the absence of any material adverse change affecting the Company’s business.

The Dental Industry

Dental care services in the United States are delivered through a fragmented system of local providers, primarily sole practitioners, or small groups of dentists, orthodontists or other dental specialists, practicing at a single location with a limited number of professional assistants and business office personnel. According to the American Dental Association 2002 Survey of Dental Practice (“ADA Survey”), there were approximately 153,000 actively practicing dentists in the U.S., of which approximately 8,900 were orthodontists. Nearly 80% of the nation’s private practitioners work either as sole practitioners or in a practice with one other dentist. Since 1991, the number of dentists practicing in groups has grown from 4% to 20% of all dentists, as the practice of dentistry becomes more complex and the investment required to open a practice increases. Dental, orthodontic and other specialty practices have followed the trend of the health care industry generally and are increasingly forming larger group practices.

As the trend towards consolidation is expected to continue, the number of dentists graduating from dental schools has been falling, from a peak of 6,300 annually in the 1970’s to 4,200 in recent years. This is leading to an increase in the average age of dental practitioners. In addition, the character of the graduating dentist is changing, with women comprising about 40% of graduating classes compared to less than 5% thirty years ago. The combination of increasing demand for dental services and the slow growth in the number of practicing dentists should result in a positive pricing environment for dental services over the next decade. The tightening supply of dentists will create more competitive recruiting and higher compensation for qualified dentists.

The annual aggregate domestic market for dental services was estimated by the Health Care Financing Administration, Health Care Financing Review (1999) to be approximately $65.4 billion for 2001, and is projected to reach $109 billion by 2010. Within the total market for dental services in the United States, there are, in addition to general dentistry, a number of specialties, including orthodontics (the straightening of teeth and remedy of occlusion), periodontics (gum care), endodontics (root canal therapy), oral surgery (tooth extraction) and pedodontics (care of children’s teeth). The dental services market has grown at a compound annual growth rate of approximately 8% from 1980 to 2000, and is projected to grow at a compound annual growth rate of approximately 6.1% through the year 2010. In contrast to other health care expenditures, dental services are primarily paid for by the patient. According to the U.S. Department of Health and Human Services, in 1998, consumer out-of-pocket expenditures accounted for 48% of the payment for dental services, compared to 16% for other medical services.

Management believes that the growth in the dental industry has largely been driven by four factors: (i) an increase in the availability and types of dental insurance as employers have added dental benefits to employee healthcare programs; (ii) an increasing demand for dental services from an aging population as people live longer and retain their teeth throughout their lives; (iii) the evolution of new technology which has made dental care less traumatic; and (iv) an increased focus on preventive and cosmetic dentistry.

Concerns over the accelerating cost of health care have resulted in the increasing importance of various forms of insurance coverage in the dental industry. The National Association of Dental Plans (“NADP”) estimates that some form of dental care plan covered 162 million people, or about 57% of the U.S.

population in 2000, compared to 47% of the population that had such coverage in 1995. These plans include traditional indemnity insurance, preferred provider (“PPO”) plans, capitated managed care (“DHMO”) plans, and referral plans. Patients covered by indemnity insurance plans typically are charged the same fees for dental services that are charged to uninsured patients, with insurance generally paying for 50% to 80% of covered procedures. Under a PPO plan, the dentist charges a discounted fee for each service based on a fee schedule negotiated with the insurance provider. Capitated managed care (“DHMO”) plans provide a fixed monthly fee for each enrolled member that selects the dentist as his or her dental care provider, plus supplemental or patient co-payments based on the type of service provided. Referral plans are not insurance products but are a network-based product that provides dental care at a discounted guaranteed rates and usually charge the subscriber a monthly fee. According to the NADP, of the estimated 162 million people covered by dental benefits in 2000, approximately 37% were covered by indemnity plans, 34% were covered by PPO plans, 17% were enrolled in capitated managed care programs, including government (Medicaid) programs and 12% were enrolled in referral plans. The highest growth in dental insurance benefits has come in PPO and referral plans that have increased enrollment from 23 million members in 1995 to 76 million members in 2000. Growth in managed care plans, on the other hand, slowed in 1997 and enrollment of approximately 27 million members has grown by only 5.3% per year since 1995. Growth in PPO plans should continue as employers switch from traditional indemnity insurance benefits to lower cost PPO programs. As a result, enrollment in traditional indemnity plans actually decreased by 4.8% per year from 1995.

Business Strategy

The Company’s strategy is to operate integrated networks for the provision of a broad range of dental services that provide high-quality, cost-effective dental care in its markets. Key elements of this strategy are to:

Provide High-Quality, Comprehensive, One-Stop Family Dental Health Care.    The prototypical Castle Dental Center provides general dentistry as well as a full range of dental specialties (including orthodontics, pedodontics, periodontics, endodontics, oral surgery and implantology), thereby allowing the majority of specialty referrals to remain in-house within the Company’s network of facilities. By bringing together multi-specialty dental services within a single practice, the Company is able to realize operating efficiencies and economies of scale and to promote increased productivity, higher utilization of professionals and facilities, and the sharing of dental specialists among multiple locations. The Company’s practice model also incorporates quality assurance and quality control programs, including peer review and continuing education and technique enhancement. The Company believes that its multi-specialty strategy differentiates it from both individual and multi-center practices that typically offer only general dentistry, orthodontics or other single specialty dental services.

Develop Comprehensive Dental Networks in Target Markets.    The Company seeks to consolidate and integrate its affiliated practices to establish regional dental care networks. The Company believes this network system will enable it to reduce the operating costs of its affiliated practices by centralizing certain functions such as telemarketing and advertising, billing and collections, payroll and accounting and by negotiating regional and national contracts for supplies, equipment, services and insurance. The Company also seeks to assist the affiliated practices in expanding their range of services to make available specialty dental services not previously offered.

Apply Traditional Retail Principles of Business to Dental Care.    The Company believes it can enhance revenues and profitability by applying traditional retail principles of business to the provision of dental services in its target markets. These principles include professionally produced broadcast and print advertisements targeting specific audiences, and extended hours of operation which are convenient for patients, including weekend and evening hours. As part of its retail-oriented strategy, the Company generally locates each Castle Dental Center in a convenient location in or near a neighborhood retail area and utilizes sales and marketing programs intended to create name recognition and increase patient visits. In addition, the Company stresses the breadth and affordability of its services and works closely with patients to establish treatment schedules and affordable payment plans tailored to the patients’ needs.

Dental Network Development

Prior to 1999, the Company expanded into new markets through the acquisition of multi-location group dental practices. Once the market entry acquisition was made, the Company expanded within its target markets primarily through the de novo development of new dental centers. During 1999 and 2000, the Company expanded solely through the development of de novo centers and did not complete any acquisitions of dental practices. In 2000, four de novo dental centers were opened, four dental centers were closed and two dental centers in Houston were consolidated into a new dental center. The Company developed no new dental centers in 2001 and 2002 and has no plans to develop any de novo dental centers in 2003. In 2001 and 2002, as part of its restructuring and cost reduction program, the Company closed, sold or consolidated 23 unprofitable or under performing dental centers, eleven of which were de novo centers that had been built in 1998 and 1999.

De Novo Development

The Company has opened 33 newly developed dental centers since 1997; seven in Houston, four in Austin, five in Dallas/Fort Worth, five in San Antonio, two in Corpus Christi, Texas, seven in Nashville, Tennessee and three in the Tampa/Clearwater area in Florida. All of the new centers were located in leased facilities in neighborhood retail shopping centers areas. Development of each de novo dental center cost approximately $330,000 in leasehold improvements, signage, and dental and office equipment, depending primarily on the size of the dental facility. All new dental centers in the Company’s existing markets utilize the Castle Dental Centers name and logo. Six of the de novo dental centers were closed in 2001, and two were closed and three were sold in 2002 as part of the restructuring and cost reduction programs that were implemented in 2001 and 2002. The Company is continually monitoring the performance of all its dental centers to determine if additional closings will be necessary.

The Company expanded through development of de novo dental centers in existing markets because management believes that opening new dental centers that conform to the Company’s operating model is more effective in creating brand awareness and increasing market share in existing markets than acquiring dental practices that have different operating characteristics. In addition, the cost of building and equipping a new dental center has generally been less than the cost of acquiring dental centers. Due to the lack of capital necessary for expansion, the Company ceased development of new dental centers in early 2000, and did not have any centers under construction at December 31, 2002. Until the Company’s liquidity improves, the Company anticipates that it will not open or acquire any additional dental centers, although the Company may refurbish or relocate existing dental centers based on the availability of capital to do so.

Management Services Agreement

The Company has entered into a management services agreement with each of its affiliated dental practices pursuant to which the Company becomes the exclusive manager and administrator of all non-dental services relating to the operation of the practice. The amount of the management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the Company is paid a monthly management fee comprised of three components: (i) the costs incurred by it on behalf of the affiliated practice; (ii) a base management fee in an amount ranging from 12.5% to 20.0% of adjusted gross revenues; and (iii) a performance fee equal to the patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in each agreement. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated practice and (ii) a management fee equal to 30.0% of net patient revenues. In California, the Company is paid a bonus equal to 30% of patient revenues in excess of average monthly patient revenues over the prior two-year period. The amount of the management fee is reviewed by the Company and the affiliated dental practice not less frequently than annually in order to determine whether such fee should be adjusted, up or down, to continue to reflect the fair value of the management services rendered by the Company.

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

The typical management services agreement is for an initial term of 25 years, and is automatically renewed for successive five-year terms unless terminated at least 90 days before the end of the initial term or any renewal term. As part of the management services agreement, the Company requires that the majority shareholder of the affiliated dental practice execute an option agreement that grants the Company’s designee the right to acquire all the shareholder’s interest in the practice at a nominal cost. Upon the occurrence of certain events, the Company can exercise the option at any time with 10 days written notice. The Company may nominate without restriction any licensed dentist as its designee and may transfer the option at any time to any qualified person, subject to applicable state regulations governing the practice of dentistry. The management services agreement does not limit the number of times that the option may be exercised. At December 31, 2002, each of the Company’s affiliated dental practices was wholly owned by an individual dentist. Additionally, the management services agreement may be terminated by the Company or the affiliated dental practice only in the event of default in the performance of the material duties of the non-terminating party.

Dentist Employment Agreements and Compensation

Each affiliated dental practice has entered into employment agreements with substantially all of its full-time dentists, orthodontists and other dental specialists. Although the form of contract varies somewhat among practices and among dentists with different specialties, the typical contract for a full-time dentist provides for a defined compensation arrangement, including performance-based compensation and, where market conditions permit and to the extent deemed enforceable under applicable law, a covenant not to compete. Employment agreements of certain dentists employed by the affiliated dental practices include provisions whereby the dentist receives the greater of minimum guaranteed compensation or performance-based compensation. All dentist employment agreements are terminable by either party, generally upon 60 to 90 days notice, thereby reducing the risk of potential long-term adverse impact of any guaranteed compensation arrangements.

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

Services

The Company provides management, marketing, information systems, capital resources and accounting services to its affiliated dental practices. As a result, the Company is involved in the financial and administrative management of the affiliated dental practices, including legal, financial reporting, cash management, human resources and insurance assistance. The Company’s goals in providing such services are (i) to allow the dentists associated with affiliated dental practices to dedicate their time and efforts more fully to patient care and professional practice activities; (ii) to improve the performance of affiliated dental practices in these administrative and sales activities; and (iii) to enhance the financial return to the Company.

Aside from the centralization of functions mentioned above, the affiliated dental practices are encouraged to administer their practices in accordance with the needs of their specific patient populations. The practice of dentistry at each affiliated dental practice is under the exclusive control of the dentists who practice at those locations.

The majority of services provided by the Company’s affiliated dental practices are classified as general dentistry. General dentistry includes diagnostics, treatment planning, preventive care, removal of infection, fillings, crowns, bridges, partials, dentures, and extractions, all of which are currently being provided by the affiliated dental practices. Within its networks, the Company provides a wide range of specialty dental services. The Company seeks to expand the services offered by affiliated practices beyond general dentistry to include other dental specialty services and to improve efficiency by improving appointment availability, increasing practice visibility and assisting the practices in adding complementary services. These complementary services include orthodontics, periodontics (the diagnosis, treatment and prevention of infection of the gums and supporting bone around the teeth), endodontics (the diagnosis, treatment and prevention of infection of the oral tissues), oral surgery and implantology (the placement of abutments (implants) in the jaw bones to support tooth replacement). By adding these complementary services to the practice, the affiliated dental practices will retain the majority of specialty service referrals in-house, thereby increasing patient revenues.

Operations

Center Design and Location

The Company’s dental centers are generally located in retail environments. Many of the dental centers include semi-private general dentistry treatment rooms, private treatment rooms and orthodontic bays. Currently, the Company’s dental centers include from four to 22 treatment rooms and range in size from approximately 1,000 square feet to approximately 6,000 square feet. Dental centers, developed by the Company, range in size from 2,400 square feet to 4,000 square feet, and have from six to fourteen operatories. Due to the lack of capital necessary for expansion, the Company ceased development of new dental centers in early 2000, and did not have any centers under construction at December 31, 2002.

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

Staffing and Scheduling

The Company believes that making its facilities available at times which are convenient to its patients is an important element of its strategy. As a result, the affiliated dental practices maintain extended hours of operation, with many dental centers opening as early as 8:00 a.m. and closing as late as 9:00 p.m. on weekdays and 5:00 p.m. on Saturdays. The dental centers are staffed with dentists and dental assistants every day they are open, with orthodontists and other specialists rotating among several centers in order to utilize their time optimally. Each patient typically is assigned to and sees the same dentist or specialist on all visits to the center. Each dental center is also regularly staffed with an office manager, front office staff and other support staff.

Fees and Payment Plans

The Company believes that fees charged by its affiliated practices are typically lower than usual and customary fees within their respective markets. The affiliated practices generally provide a wide range of payment options, including cash, checks, credit cards, third party insurance and various forms of credit. In general, most general dentistry and specialty services, other than orthodontics, are paid for by the patient, or billed to the patient’s insurance carrier, on the date the service is rendered. In some instances, the Company will extend credit in accordance with its established credit policies. The Company believes that its lower fees and ability to assist patients in obtaining financing provides it with a competitive advantage compared to sole practitioners and small group practices.

The Company’s typical orthodontic payment plan consists of no initial down payment and equal monthly payments during the term of treatment of $98 to $109 per month, with an average contract period of approximately 26 months. After consultation with the orthodontic staff at the initial visit, the patient signs a contract outlining the terms of the treatment, including the anticipated length of treatment and the total fees. The number of required monthly payments is fixed at the beginning of the case and corresponds to the anticipated number of monthly treatments. In 1999, the Company adopted a payment policy requiring that new orthodontic patients arrange for an automatic monthly bank draft.

Quality Assurance

Affiliated dental practices are solely responsible for all aspects of the practice of dentistry. The Company has responsibility for the business and administrative aspects of the practices and exercises no control over the provision of dental services. The Company’s management structure is designed to assist its affiliated dental practices in their recruiting and professional training. The Company expects that the increased visibility of the Company, the ability to offer career paths previously unavailable to dentists and the ability to recruit for multiple markets will give it an advantage in recruiting and retaining dentists. In addition, the Company believes that the ability to offer dentists in private practice the chance to practice in an environment where they do not assume capital risks and administrative burdens normally associated with private practice will make joining the Company an attractive choice for private practitioners.

Sales and Marketing

Since its founding, the Company has applied retail-marketing concepts to the practice of dentistry. This strategy has been based on the relatively high level of patient payments (as opposed to insurance and other third-party payers), the discretionary nature of many procedures such as cosmetic dentistry and orthodontics and the large number of uninsured patients that require dental treatment. These principles include network development and densification within markets, common branding of all dental centers utilizing the Castle Dental logo and trademark, extended hours of operation, location optimization, consistent signage, affordable fees and payment plans. The Company uses both print advertising and professionally produced broadcast advertising to market its dental services to potential patients in its markets. As part of its retail-oriented strategy, the Company seeks to establish or, where appropriate, relocate each of its dental centers in a convenient location in or near a high-profile neighborhood retail area and utilize marketing programs designed to create strong name recognition and increase patient visits. In addition, the Company stresses the breadth and affordability of its services and works closely with patients to establish treatment schedules and affordable payment plans tailored to the patients’ needs.

The Company has also established a national telemarketing system in Houston, Texas to field calls generated by advertising, to confirm upcoming scheduled patient visits and to encourage patients to return for follow-up visits. The national telemarketing system is based on a national 800 number (1-800-TO SMILE) and utilizes software to identify patients and direct them to the nearest Company operated dental center. The telemarketers can enter all relevant information into the practice management information system for patients making appointments for an initial visit, including pre-screening patients for insurance and other credit information.

Managed Care Contracts

The Company negotiates contracts with dental healthcare maintenance organizations, insurance companies, self insurance plans and other third-party payers pursuant to which services are provided on some type of discounted fee-for-service or capitated basis. Under capitated contracts the affiliated dental practice receives a predetermined amount per patient per month in exchange for providing certain necessary covered services to members of the plan. Usually, the capitated plans also provide for supplemental payments and/or co-payments by members for certain higher cost procedures such as crowns, root canal therapy and dentures. These contracts typically result in lower average fees for services than the usual and customary fees charges by the Company and may, in certain instances, expose the Company to losses on contracts where the total revenues received are less than the costs of providing such dental care. However, most of these contracts are cancelable by either party on 60 to 90 days written notice, thereby reducing the risk of long-term adverse impact on the Company.

Because of the rapid growth of capitated managed care plans in the 1990’s, the Company increased its participation in such plans by negotiating national agreements with major managed care plans. As a result, the number of members enrolled at Castle Dental offices increased from 55,000 in 1997 to approximately 152,000 in 2002. By contracting with managed care entities, the Company was able to facilitate entry into new markets and the expansion of existing networks, as well as improve the utilization of existing facilities by providing a new source of patients. In addition, such contracts enabled the Company to leverage its infrastructure and marketing efforts by increasing patient visits.

At December 31, 2002, the Company and its affiliated dental practices maintained capitated managed care contracts covering approximately 152,000 members. Capitation fees, including supplemental fees and excluding co-payments by members, totaled $9.2 million, or approximately 9.1% of net patient revenues in 2002. One managed care contract with a national insurance company accounted for $7.2 million in revenues ($3.3 million in capitation payments and $3.9 million in patient co-payments) in 2002, equal to 7.1% of total net patient revenues. The Company periodically evaluates its capitated managed care contracts by comparing the average reimbursement per procedure plus the total capitation fees per contract to the usual and customary fees charged by the affiliated dental practice. If the aggregate reimbursement percentage for the capitated contract exceeds 50% of the usual and customary fees, the Company believes that the incremental costs of providing covered services are being recovered. Management believes that capitated managed care contracts, in the aggregate, are profitable, however, the Company plans to selectively review its contracts with managed care companies in order to improve the financial performance of these plans and to limit the growth of enrolled members in such plans to levels no higher than at year-end 2002.

Competition

The dental care industry is highly fragmented, comprised principally of sole practitioners and group practices of dental and orthodontic services. The dental practice management industry is subject to continuing changes in the provision of services and the selection and compensation of providers. The Company is aware of several dental practice management companies, both publicly-traded and privately owned, that it competes with in its markets. Publicly traded dental practice management companies that compete with the Company include American Dental Partners, Inc., Interdent, Inc., Coast Dental Services, Inc., and Orthodontic Centers of America, as well as others. Certain of these competitors are larger and better capitalized, may provide a wider variety of services, may have greater experience in providing dental care management services and may have longer established relationships with buyers of such services.

In certain markets, the demand for dental care professional personnel presently exceeds the supply of qualified personnel. As a result, the Company experiences competitive pressures for the recruitment and retention of qualified dentists to deliver their services. The Company’s future success depends in part on its ability to continue to recruit and retain qualified dentists to serve as employees or independent contractors of the affiliated dental practices. There can be no assurance that the Company will be able to recruit or retain a sufficient number of competent dentists to continue to expand its operations.

Management Information Systems

During 1999, the Company completed the integration of the dental practice management systems in all its dental centers into a single practice management system, provided by a third party, that is centralized in Houston. This system monitors and controls patient treatment, scheduling, invoicing of patients and insurance companies, productivity of clinical staffs and other practice related activities. During the third quarter of 1999, the Company implemented a web-based purchase order system to enable management to monitor and control dental and office supplies purchasing.

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

Medicare and Medicaid Fraud and Abuse

Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person for services, (ii) the furnishing or arranging for the furnishing of items or services or (iii) the purchase, lease or order, or arranging or recommending purchasing, leasing or ordering of any item or service, in each case, reimbursable under Medicare or Medicaid. Because dental services are covered under various government programs, including Medicare, Medicaid or other federal and state programs, the law applies to dentists and the provision of dental services. Pursuant to this anti-kickback law, the federal government announced a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse related to Medicare and Medicaid costs. Many states have similar anti-kickback laws, and in many cases these laws apply to all types of patients, not just Medicare and Medicaid beneficiaries. The applicability of these federal and state laws to many business transactions in the health care industry, including the Company’s operations, has not yet been subject to judicial interpretation.

Significant prohibitions against physician self-referrals, including those by dentists, for services covered by Medicare and Medicaid programs were enacted, subject to certain exceptions, by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as “Stark II” amended prior physician and dentist self-referral legislation known as “Stark I” (which applied only to clinical laboratory referrals) by dramatically enlarging the list of services and investment interests to which the referral prohibitions apply. Effective January 1, 1995 and subject to certain exceptions, Stark II prohibits a physician or dentist or a member of his immediate family from referring Medicare or Medicaid patients to any entity providing “health services” in which the physician or dentist has an ownership or investment interest, or with which the physician or dentist has entered into a compensation arrangement, including the “physician’s or dentist’s” own group practice unless such practice satisfies the group practice exception. The designated health services include the provision of clinical laboratory services, radiology and other diagnostic services (including ultrasound services), radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, certain equipment and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. A number of states also have laws that prohibit referrals for certain services such as x-rays by dentists if the dentist has certain enumerated financial relationships with the entity receiving the referral, unless an exception applies.

Noncompliance with, or violation of, the federal anti-kickback legislation or Stark II can result in exclusion from Medicare and Medicaid as well as civil and criminal penalties. Similar penalties are provided for violation of state anti-kickback and self-referral laws. In 2002 patient revenues from medicaid sources were approximately 5% of total net patient revenues. To the extent that the Company or any affiliated dental practice is deemed to be subject to these federal or similar state laws, the Company believes its intended activities will comply in all material respects with such statutes and regulations.

State Legislation

In addition to the anti-kickback laws and anti-referral laws noted above, the laws of many states prohibit dentists from splitting fees with non-dentists and prohibit non-dental entities such as the Company from engaging in the practice of dentistry and from employing dentists to practice dentistry. The specific restrictions against the corporate practice of dentistry, as well as the interpretation of those restrictions by state regulatory authorities, vary from state to state. However, the restrictions are generally designed to prohibit a non-dental entity from controlling the professional assets of a dental practice (such as patient records, payer contracts and, in certain states, dental equipment), employing dentists to practice dentistry (or, in certain states, employing dental hygienists or dental assistants), controlling the content of a dentist’s advertising or professional practice or sharing professional fees. The laws of many states also prohibit dental practitioners from paying any portion of fees received for dental services in consideration for the referral of a patient. In addition, many states impose limits on the tasks that may be delegated by dentists to dental assistants.

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

In addition, there are certain regulatory risks associated with the Company’s role in negotiating and administering managed care and capitation contracts. The application of state insurance laws to reimbursement arrangements other than various types of fee-for-service arrangements is an unsettled area of law and is subject to interpretation by regulators with broad discretion. As the Company or its affiliated practices contract with third-party payors, including self-insured plans, for certain non-fee-for-service basis arrangements, the Company or the affiliated dental practices may become subject to state insurance laws. In the event that the Company or the affiliated practices are determined to be engaged in the business of insurance, these parties could be required either to seek licensure as an insurance company or to change the form of their relationships with third-party payors, and may become subject to regulatory enforcement actions. In such events, the Company’s operations and profitability may be adversely affected.

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

In March 2003, a federal court in Texas ruled that the service agreements and purchase agreements between one of the Company’s competing dental management services providers (OrthAlliance, Inc.) and certain of their professional corporations, and the doctors’ employment agreements with their respective professional corporations, violated Texas Dental Practices Act’s (“TDPA”) prohibition on the unauthorized practice of dentistry. In the court’s view, when combined, these agreements allowed OrthAlliance to own, maintain or operate an office in which it employs or engages doctors to practice dentistry, in violation of the TDPA. This ruling is limited to these plaintiffs and the TDPA, and does not apply to the enforceability of service agreements, purchase agreements or employment agreements with any of OrthAlliances other practices or the practices of any other dental management services companies. OrthAlliance has publicly stated that it intends to challenge this ruling.

Notwithstanding this ruling, the Company believes that its management service agreements are valid and comply with the laws of states in which it operates. The Company believes this court misinterpreted the clear provisions of the TDPA. The court cited no legislative history, case law, or attorney general opinions construing the TDPA. The court based its decision on the dictionary definitions of words in one section of the TDPA, but completely ignored another section of the TDPA that specifically protects the rights of dentists and orthodontists to enter into agreements with management service organizations. The court also ignored regulations issued by the Texas Board of Dental Examiners that clearly contemplate the existence of management services agreements. The Company believes the court’s ruling is inconsistent with the clear intent of TDPA, as evidenced by the plain language of the statute and the existence of management service providers in Texas for over 20 years.

The OrthAlliance case is one of many brought by dentists who sold their practices to OrthAlliance, formed a professional corporation, and then had their professional corporation enter into a services agreement with OrthAlliance. The dentists were then required to enter into 5-year employment agreements with their professional corporations as well as 5-year non-competition agreements with OrthAlliance. Typically these dentists have brought suit in order to cancel the services agreements and non-competition agreements so that they can pursue the practice of dentistry unhindered by these agreements.

None of the dentists currently working for the Company’s affiliated professional corporation in Texas sold a dental practice to the Company or its affiliated professional corporation. Consequently, the Company’s affiliated dentists in Texas do not have an economic incentive to bring lawsuits against the Company similar to those bringing the OrthAlliance case. The Company’s affiliated dentists are generally free to cancel their employment agreements with the applicable professional corporation, upon compliance with notice provisions, and pursue a dental practice elsewhere subject only to very limited non-competition agreements. Consequently, the Company believes its relationships with its affiliated dentists in Texas differ in numerous material respects from OrthAlliance relationships that were found to violate the TDPA. However, the Company can give no assurance that its business in the State of Texas will not be negatively affected by the OrthAlliance case if that ruling is not overturned or withdrawn.

Employees

As of December 31, 2002, the Company and its affiliated dental practices employed approximately 1,100 administrative and dental office personnel on a full-time or part-time basis, of which the affiliated dental practices employed approximately 190 general dentists and specialists on a full-time or part-time basis. The affiliated dental practices generally enter into employment or independent contractor agreements with their affiliated dentists. The Company believes that its relations with its employees are good.

Corporate Liability and Insurance

The provision of dental services entails an inherent risk of professional malpractice and other similar claims. Although the Company does not influence or control the practice of dentistry by dentists or have responsibility for compliance with certain regulatory and other requirements directly applicable to dentists and dental groups, the contractual relationship between the Company and the affiliated dental practices may subject the Company to some medical malpractice actions under various theories, including successor liability. There can be no assurance that claims, suits or complaints relating to services and products provided by managed practices will not be asserted against the Company in the future. The availability and cost of professional liability insurance has been affected by various factors, many of which are beyond the control of the Company. Significant increases in the cost of such insurance to the Company and its affiliated dental practices may have an adverse effect on the Company’s operations.

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

The Company maintains other insurance coverage including general liability, professional liability, property, business interruption and workers’ compensation, which management considers to be adequate for the size of the Company and the nature of its business.

Glossary

The following terms used throughout this Form 10-K have the following meanings:

“Affiliated dental practice” means a professional corporation owned by a licensed dentist through which dental services are provided to the public. Each such professional corporation has entered into a management services agreement with the Company. Dental services are provided solely through licensed dentists employed by an affiliated dental practice.

“Capitated managed care contracts” or “capitated plans” are insurance plans and the related contracts that provide a fixed monthly fee payable to the affiliated practice for each enrolled member that selects a dentist working for that affiliated practice as his or her dental care provider (each a “capitation fee”), plus supplemental or patient co-payments to that practice based on the type of service provided.

“De novo” dental centers means those dental centers that the Company has opened as new offices, as opposed to offices acquired from a dental practitioner or moved from another location.

“Dental centers” are the physical locations at which the affiliated dental practices provide dental services.

“Integrated dental networks” means regional networks of dental centers offering a wide range of dental services provided by various general dentists and specialists, the business practices of which are centrally managed and which share marketing, administration and purchasing resources.

“Managed care contracts” include preferred provider plans, capitated managed care plans, and referral plans pursuant to which third-party payors pay all or some portion of the fees for dental services provided to their participants.

“Management services agreements” are entered into between the Company and each affiliated dental practice pursuant to which the Company becomes the exclusive manager and administrator of all non-dental services relating to the operation of the practice. All of the Company’s revenues are derived through its management services agreements with affiliated dental practices.

“Specialty services” are dental services other than general dentistry, which include orthodontics, periodontics (the diagnosis, treatment and prevention of infection of the gums and supporting bone around the teeth), endodontics (the diagnosis, treatment and prevention of infection of the oral tissues), oral surgery and implantology (the placement of abutments (implants) in the jaw bones to support tooth replacement).

“Third-party payors” include dental healthcare maintenance organizations, insurance companies, and self insurance plans which pay all or some portion of the fees for dental services provided.

Item 2.    Properties

The Company leases approximately 9,000 square feet of space for executive, administrative, sales and marketing and operations offices in Houston, Texas. The lease expires in July 2006 and is subject to renewal options.

All of the Company’s existing dental centers are leased. Two of the dental centers are owned by an affiliate of the Company. The Company intends to lease centers or enter into build-to-suit arrangements with third parties for dental centers to be leased by the Company. Certain leases provide for fixed minimum rentals and provide for additional rental payments for common area maintenance, insurance and taxes. The leases carry varying terms expiring between 2003 and 2011 excluding options to renew.

The majority of the centers are located in retail locations. The Company believes that its leased facilities are well maintained, in good condition and adequate for its current needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

Item 3.    Legal Proceedings

On May 30, 2002, litigation was filed in the Circuit Court for Putnam County, Tennessee against the Company and one of its subsidiaries by the spouse and children of a patient of an affiliated dental practice alleging that the defendants were negligent and vicariously liable in the care and treatment of the patient, resulting in his death. The lawsuit seeks damages in the amount of $10 million, in excess of the policy limits of $1.0 million per occurrence carried by the Company. The Company has filed a response to the litigation denying liability in this matter and intends to vigorously defend itself. In addition, the Company filed a third-party complaint against the dentist involved in the treatment of the patient asserting the enforceability of the indemnity and insurance provisions of the dentist’s employment agreement. The matter has been set for trial on July 28, 2003, and discovery has commenced. In April 2003, the medical examiner for Davidson County, Tennessee released an autopsy report indicating that the cause of death was congestive heart failure caused by arteriosclerotic heart disease (hardening of the arteries). Based on these findings, the Company cannot determine what liability, if any, may be assessed against it and therefore has not recorded any liability in this matter. However, a judgment against the Company in excess of the insurance policy limits could have a material adverse effect on the Company.

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

In October 2001, the former owners of Dental Centers of America filed suit in Bexar County, Texas alleging that the Company breached a letter agreement offering payment as settlement for past due amounts on two subordinated promissory notes that were part of the purchase consideration for Dental Centers of America. The plaintiffs obtained a judgment for $625,000 plus interest and attorneys’ fees, against the Company. The suit was settled in connection with the Restructuring.

The Company was also a defendant in a lawsuit with a landlord of a leased property that was abandoned by the Company in 2001 as part of its restructuring plan. The lease had a remaining term of 42 months at monthly rental rates of $3,800 at the time the Company stopped paying rent on the lease. In October 2002, the Company agreed to pay $75,000 over a four-month period in settlement of the remaining lease obligation.

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

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on January 28, 2003 in Houston, Texas. Shares representing the right to cast a total of 37,114,514 votes, 82.5% of total votes authorized to be cast of 45,014,928, were voted at the meeting. Security holders voted on the following matters:

(1)    Election of Directors. The following individuals were elected to serve as directors until the 2004 annual meeting of stockholders:

	Shares For	Shares Withheld	Not Voted
James M. Usdan	37,105,429	9,085	7,900,415
Ira Glazer	37,104,429	10,085	7,900,415
Paul Kreie	37,104,429	10,085	7,900,415
Edward L. Kuntz	37,105,429	9,085	7,900,415
Frank A. Baynham	37,105,429	9,085	7,900,415

(2)    To amend Article IV of the Company’s Certificate of Incorporation to authorize the issuance of up to 82,000,000 additional shares of the Company’s common stock. The proposal was approved by the stockholders with 36,295,314 votes voted for; 42,795 votes voted against, no votes abstained, and 8,676,640 votes not voted.

(3)    To amend the Company’s Certificate of Incorporation in order to reduce the par value of the Company’s common stock and preferred stock from .001 to .000001. The proposal was approved by the stockholders with 36,289,134 votes voted for; 45,975 votes voted against, 3,000 votes abstained, and 8,679,820 votes not voted.

(4)    To amend the Company’s Certificate of Incorporation to delete Article IX in order to permit action by written consent of holders of the Company’s outstanding voting stock. The proposal was approved by the stockholders with 36,292,867 votes voted for; 44,842 votes voted against, 400 votes abstained, and 8,677,220 votes not voted.

(5)    To amend the Bylaws of the Company to delete Section 2.14 thereof which requires advance notice by stockholders of nominations of directors and all matters to be brought before meetings of stockholders. The proposal was approved by the stockholders with 36,287,384 votes voted for; 49,225 votes voted against, 1,500 votes abstained, and 8,678,320 votes not voted.

(6)    To approve the Castle Dental Centers, Inc. 2002 Stock Option Plan. The proposal was approved by the stockholders with 36,283,217 votes voted for; 54,892 votes voted against, no votes abstained, and 8,676,820 votes not voted.

(7)    To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent certified public accountants to audit the Company’s consolidated financial statements for the year ending December 31, 2002. The proposal was approved by the stockholders with 36,332,299 votes voted for; 4,410 votes voted against, 1,400 votes abstained, and 8,678,220 votes not voted.

PART II

Item 5.    Market For Registrant’s Common Equity and Related Stockholder Matters

Prior to April 2001, the Company’s common stock was traded on the Nasdaq National Market. Currently, the Company’s common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “CASL.OB.” The following table presents the quarterly high and low sale prices as reported by the NASDAQ for the first quarter of 2001, and for all other periods by the OTC Bulletin Board. These quotations reflect the inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2001:
First Quarter	0.38	0.13
Second Quarter	0.28	0.10
Third Quarter	0.29	0.19
Fourth Quarter	0.20	0.07

2002:
First Quarter	0.13	0.07
Second Quarter	0.14	0.08
Third Quarter	0.14	0.07
Fourth Quarter	0.09	0.02

As of March 31, 2003, there were 6,417,206 shares of the Company’s Common Stock outstanding held by approximately 42 stockholders of record. The Company believes there are approximately 900 beneficial owners of the Common Stock. In addition, at March 31,2003, there were 211,282 shares of Series A-1 Preferred Stock outstanding held by 14 stockholders of record. The Series A-1 Preferred Stock has voting rights equivalent to 38,597,723 shares of Common Stock.

The Company has never paid a cash dividend on its Common Stock. The Company currently intends to retain earnings to finance the development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company’s bank credit facility prohibits the payment of dividends while the Company is in default there under.

Recent Sales of Unregistered Securities

From June 2000 until July 2002, the Company was in default under (1) its Old Credit Agreement with its Senior Secured Lenders; (2) its Senior Subordinated Notes issued to the Senior Subordinated Lenders; and (3) its Old Notes. On July 19, 2002, the Company entered into the Restructuring with its Senior Secured Lenders, its Senior Subordinated Lenders and the holders of the Old Notes regarding the debt outstanding under the Old Credit Agreement, the Senior Subordinated Notes and the Old Notes. Pursuant to the Restructuring, the Company:

•	exchanged 32,002 shares of Series A-1 Stock for approximately $3.5 million in aggregate principal and interest of its Old Notes;

•	exchanged 179,280 shares of Series A-1 Stock for approximately $18.1 million in aggregate principal and interest of the Senior Subordinated Notes;

•	amended and restated the Old Credit Agreement;

•	issued warrants to purchase 60,859 shares of Series A-2 Stock to the Senior Secured Lenders; and

•	borrowed $1.7 million from the New Money Lenders and issued convertible notes with an aggregate principal amount of $1.7 million, which notes are initially convertible into 3,105,618 shares of Common Stock;

•	and issued warrants to purchase 17,974,062 shares of the Common Stock for a nominal price to the New Money Lenders.

Each share of Series A-1 Stock and Series A-2 Stock is convertible into approximately 182.7 shares of Common Stock at any time by the holder. Each warrant to purchase a share of Series A-2 Stock is exercisable for a period of 10 years from its date of issuance at $.001 per share. Each warrant to purchase a share of Common Stock is exercisable for a period of 10 years from its date of issuance at $.001 per share. The principal and interest on the convertible notes issued to the New Money Lenders is convertible into Common Stock at approximately $0.5474 per share of Common Stock.

Each of the foregoing transactions was exempt from registration under Section 4(2) of the Securities Act, no public offering being involved.

Item 6.    Selected Financial Data

The selected financial data of the Company should be read in conjunction with the related consolidated financial statements, notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net patient revenues	$74,823	$102,701	$106,023	$97,924	$100,866
Expenses:
Dentist salaries and other professional costs	18,516	26,984	28,384	27,091	29,376
Clinical salaries	16,612	21,408	20,795	19,956	21,698
Dental supplies and laboratory fees	7,197	9,641	11,730	11,760	11,607
Rental and lease expense	4,091	6,203	7,608	6,433	5,969
Advertising and marketing	2,763	3,650	3,847	3,283	2,625
Depreciation and amortization	3,535	5,792	6,796	6,593	3,614
Other operating expenses	4,431	6,154	7,344	8,016	7,889
Bad debt expense	2,545	4,160	15,325	4,948	4,751
General and administrative	8,145	10,909	13,128	11,291	10,217
Restructuring costs and other charges	—	—	—	2,329	4,256
Asset impairment	—	—	3,567	2,929	3,356

Total expenses	67,835	94,901	118,524	104,629	105,358

Operating income (loss)	6,988	7,800	(12,501)	(6,705)	(4,492)
Litigation settlement	—	1,366	1,495	—	—
Interest expense	1,969	4,369	7,751	7,960	5,627
Other (income) expense	(57)	34	(28)	(68)	(33)
Gain on early extinguishment of debt	—	—	—	—	(17,334)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	5,076	2,031	(21,719)	(14,597)	7,248
Provision (benefit) for income taxes	1,490	835	(2,595)	—	(161)

Income (loss) before cumulative effect of change in accounting principle	3,586	1,196	(19,124)	(14,597)	7,409
Cumulative effect of change in accouting principle	—	—	—	(250)	(37,000)

Net income (loss)	3,586	1,196	(19,124)	(14,847)	(29,591)

Income (loss) per common share:
Basic and diluted:
Income (loss) before cumulative effect of change in
accounting principle	$0.54	$0.18	$(2.96)	$(2.27)	$0.20
Cumulative effect of change in accounting principle	—	—	—	(0.04)	(0.99)

Net income (loss)	$0.54	$0.18	$(2.96)	$(2.31)	$(0.79)

Weighted average number of common and common equivalent shares outstanding
Basic	6,586	6,825	6,451	6,417	37,202

Diluted	6,608	6,850	6,451	6,417	37,202

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$695	$59	$901	$3,979	$1,522
Working capital (deficit)	10,345	15,768	(62,259)	(67,843)	(1,740)
Total assets	100,035	114,982	95,386	84,082	40,956
Long-term debt, less current portion	44,937	53,996	429	16	47,219
Total stockholders’ equity (deficit)	36,397	37,163	18,039	3,192	(21,910)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, Tennessee and California. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks by entering into management services agreements with affiliated dental practices to provide on an exclusive basis management and administrative services to affiliated dental practices. As of December 31, 2002, the Company provided management services to 78 dental centers with approximately 190 affiliated dentists, orthodontists and other dental specialists.

Certain of the affiliated dental practices derive a significant portion of their revenues from managed care contracts, preferred provider arrangements and other negotiated price agreements. While the Company generally negotiates the terms and conditions of managed care contracts, preferred provider arrangements and other negotiated price agreements, the affiliated dental practices are the contracting parties for all such relationships, and the Company is dependent on its affiliated dental practices for the success of such relationships. The Company generally bears the risk of loss resulting from any such arrangements because it consolidates the financial results of its affiliated dental practices. However, most of these contracts are cancelable by either party on 60 to 90 days written notice, thereby reducing the risk of long-term losses on such contracts.

At December 31, 2002, the Company and its affiliated dental practices maintained capitated managed care contracts covering approximately 152,000 members. Capitation fees, excluding supplemental fees and co-payments by members, totaled $9.2 million, or approximately 9.1% of net patient revenues in 2002. One managed care contract with a national insurance company accounted for $7.2 million in revenues ($3.3 million in capitation payments and $3.9 million in patient co-payments) in 2002, equal to 7.1% of total net patient revenues. The Company periodically evaluates its capitated managed care contracts by comparing the average reimbursement per procedure plus the total capitation fees per contract to the usual and customary fees charged by the affiliated dental practice. If the aggregate reimbursement percentage for the capitated contract exceeds 50% of the usual and customary fees, the Company believes that the incremental costs of providing covered services are being recovered. Management believes that capitated managed care contracts, in the aggregate, are profitable and the Company will continue to contract with capitated managed care providers on a case-by-case basis.

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

Results of Operations

The following table sets forth the percentages of patient revenues represented by certain items reflected in the Company’s Statements of Operations. The information that follows represents historical results of the Company and does not include pre-acquisition results of the dental practices that the Company has acquired. The Company did not acquire any dental practices in the period from 1999 through 2001 although it did acquire, in March 2000, the 20% minority interest in its California subsidiary that it did not previously own.

	Year Ended December 31,
	2000	2001	2002
Net patient revenues	100.0%	100.0%	100.0%
Expenses:
Dentist salaries and other professional costs	26.8%	27.7%	29.1%
Clinical salaries	19.6%	20.4%	21.5%
Dental supplies and laboratory fees	11.1%	12.0%	11.5%
Rental and lease expense	7.2%	6.6%	5.9%
Advertising and marketing	3.6%	3.4%	2.6%
Depreciation and amortization	6.4%	6.7%	3.6%
Other operating expenses	6.9%	8.2%	7.8%
Bad debt expense	14.5%	5.1%	4.7%
General and administrative	12.4%	11.5%	10.1%
Restructuring costs and other charges	—	—	4.2%
Asset impairment	—	3.0%	3.3%

Total expenses	111.8%	106.8%	104.5%

Operating loss	-11.8%	-6.8%	-4.5%
Litigation settlement	1.4%	0.0%	0.0%
Interest expense	7.3%	8.1%	5.6%
Gain on early extinguishment of debt	0.0%	0.0%	-17.2%

Loss before benefit for income taxes and cumulative effect of change in accounting principle	-20.5%	-14.9%	7.2%
Benefit for income taxes	-2.4%	0.0%	-0.2%

Loss before cumulative effect of change in accounting principle	-18.0%	-14.9%	7.3%
Cumulative effect of change in accounting principle	—	-0.3%	-36.7%

Net loss	-18.0%	-15.2%	-29.3%

Twelve Months Ended December 31, 2002 Compared to Twelve Months Ended December 31, 2001

Net Patient Revenue – Net patient revenues increased from $97.9 million for the year ended December 31, 2001 to $100.9 million for the year ended December 31, 2002, an increase of $2.9 million or 3.0%. Patient revenues for dental centers open for more than one year increased approximately $8.2 million, or 8.3%, from 2001, partially offset by a decrease in revenues of approximately $5.1 million, or 5.3%, from the closure of 14 dental centers in 2001 and 9 dental centers in 2002. Higher net patient revenues resulted from fee increases in 2002 and better average revenue per patient.

Dentist Salaries and Other Professional Costs – For the year ended December 31, 2002, dentist salaries and other professional costs were $29.4 million, $2.3 million, or 8.4% higher than dentist salaries and other professional costs of $27.1 million for the year ended December 31, 2001. Higher dentist compensation and increased hiring of hygienists accounted for the increase, partially offset by a decrease in the number of affiliated dentists due to the closing on nine dental centers in 2002. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased from 27.7% to 29.1% for the years ended December 2001 and 2002, respectively.

Clinical Salaries – Clinical salaries increased from $20.0 million for the year ended December 2001 to $21.7 million for the year ended December 31, 2002, an increase of $1.7 million or 8.7%. The increase is attributable to higher compensation associated with the upgrading of dental office management and other personnel. Expressed as a percentage of net patient revenues, clinical salaries increased from 20.4% for the year ended December 31, 2001 to 21.5% for the same period of 2002.

Dental Supplies and Laboratory Fees – Dental supplies and laboratory fees decreased slightly from $11.8 million for the year ended December 31, 2001 to $11.6 million for the year ended December 31, 2002, a decrease of $0.2 million or 1.3%. The decrease is attributable primarily to improved cost controls associated with the purchasing of dental supplies. Expressed as a percentage of net patient revenues, dental supplies and laboratory fees decreased from 12.0% for the year ended December 31, 2001, to 11.5% for the comparable period of 2002.

Rental and Lease Expense – Rental and lease expense of $6.0 million for the year ended December 31, 2002 decreased by $0.5 million, or 7.2% from the year ended December 31, 2001. The decrease is attributable to the closing of dental centers since January 2001. Expressed as a percentage of net patient revenues, rent and lease expense decreased from 6.6% for the year ended December 31, 2001 to 5.9% for the year ended December 31, 2002.

Advertising and Marketing – Advertising and marketing expenses decreased from $3.3 million for the year ended December 31, 2001 to $2.6 million for the year ended December 31, 2002, a decrease of $0.7 million, or 20.0%. Lower expenditures on television advertising accounted for the decrease. Expressed as a percentage of net patient revenues, advertising and marketing expenses decreased from 3.4% in the prior year to 2.6% for the year ended December 31, 2002.

Depreciation and Amortization – Depreciation and amortization decreased from $6.6 million for the year ended December 31, 2001 to $3.6 million for the year ended December 31, 2002, a decrease of $3.0 million or 45.2%. Effective January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets and reclassified approximately $54.9 million from management services agreements to goodwill, and as required by SFAS 142, the Company no longer records amortization expenses related to this goodwill. The effect of this change was to increase income before cumulative effect of change in accounting principle by approximately $2.7 million, or $0.07 per share, for the year ended December 31, 2002. Had the Company adopted SFAS 142 effective January 1, 2001, the effect would have been to reduce the loss before cumulative effect of change in accounting principle by approximately $2.7 million, or $0.43 per share for the year ended December 31, 2001. In the second quarter of 2002, the Company completed its quantification of the impairment charge and recorded a $37.0 million impairment charge, related to the write-down of goodwill, as a cumulative effect of change in accounting principle effective January 1, 2002. The remainder of the decrease resulted from the closing of dental centers since January 1, 2001. Expressed as a percentage of net patient revenues, depreciation and amortization decreased from 6.7% in the prior year to 3.6% for the year ended December 31, 2002.

Other Operating Expenses – Other operating expenses decreased from $8.0 million for the year ended December 31, 2001, to $7.9 million for the year ended December 31, 2002, a decrease of $0.1 million or 1.6%. The decrease is attributable primarily to lower communication costs. Expressed as a percentage of net patient revenues, other operating expenses decreased from 8.2% for the year ended December 31, 2001 to 7.8% for the year ended December 31, 2002.

Bad Debt Expense – Bad debt expense decreased from $4.9 million for the year December 31, 2001 to $4.7 million for the year ended December 31, 2002, a decrease of $0.2 million, or 4. 0%. Excluding a charge of $0.7 million related to a vendor receivable in 2001, bad debt expense on patient receivables increased $0.5 million or 11.9%, resulting primarily from a slight increase in the average days outstanding of accounts receivable. Expressed as a percentage of net patient revenues, bad debt expense decreased from 5.1% for the year ended December 31, 2001 to 4.7% for the year ended December 31, 2002. The decrease is attributable to a slight improvement in the collections of accounts receivable.

General & Administrative Expense – General and administrative expenses decreased from $11.3 million for the year ended December 31, 2001 to $10.2 million for the year ended December 31, 2002, a decrease of $1.1 million, or 9.5%. Expressed as a percentage of net patient revenues, general and administrative expense decreased from 11.5% to 10.1% for the year ended December 31, 2001 and 2002, respectively. The decrease is attributable primarily to a reduction of regional personnel costs, and lower professional and recruiting fees.

Restructuring Costs and Other Charges – For the nine months ended December 31, 2002, the Company recorded restructuring costs and other charges of $4.3 million attributable primarily to lender fees, legal and other professional fees related to the restructuring of the Company’s senior credit facility, remaining lease obligations on closed dental centers and severance cost associated with a restructuring of the Company’s corporate and regional management and administrative personnel adopted in September 2002. Additionally, $0.3 million in employee bonuses associated with the restructuring of the Company’s senior credit agreement have been included, fifty percent of which was paid in July 2002 and the balance to be paid in the first quarter of 2003. For the year ended December 31, 2001 the Company recorded restructuring costs and other charges of $2.3 million including severance costs, remaining lease obligations on closed offices and legal and professional fees related to the implementation of the plan to improve operating results and restructure the Company’s credit facilities.

Interest Expense – Interest expense decreased from $8.0 million for the year ended December 31, 2001 to $5.6 million for the year ended December 31, 2002, a decrease of $2.3 million or 29.3%. The decrease resulted from a decrease in the variable interest rate under the bank credit facility and senior subordinated note agreements and the restructuring of the Company’s debt, which resulted in lower debt levels in the last half of 2002.

Gain on early extinguishment of debt – In connection with the Restructuring of the Company’s Senior Subordinated Notes and Old Notes, the Company recognized a gain of approximately $17.3 million on extinguishment of the debt in the third quarter of 2002. (See Note 2 of Notes to Consolidated Financial Statements).

Cumulative Effect of Change in Accounting Principle – In connection with the Company’s adoption of SFAS 142, the Company recorded a $37.0 million transitional goodwill impairment charge effective January 1, 2002. (See Note 2 of Notes to Condensed Consolidated Financial Statements). During September 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” deferred the implementation of SFAS 133 until the fiscal year ending December 31, 2001. The Company implemented SFAS 133 effective January 1, 2001, resulting in a cumulative effect adjustment of $0.3 million during 2001.

Asset Impairment – For the year ended December 31, 2002, the Company recorded a $3.4 million asset impairment charge consisting of: (i) a $3.0 million impairment in the carrying value of goodwill that resulted from lower than projected earnings in California and Florida; and, (ii) a $0.4 million asset impairment resulting from the closing and sale of dental centers in Texas, Florida and California. For the year ended December 31, 2001 the Company recorded a $2.9 million asset impairment, resulting primarily from the closing of two dental centers in Texas and Tennessee, a charge to reflect the impairment in value of fixed assets for two under-performing dental centers and the write-off of intangible assets associated with certain acquisitions. As a result, the Company reduced intangible assets by approximately $2.4 million and leasehold improvements by approximately $0.5 million. The Company performs an annual impairment test of its goodwill and intangible assets (Note 1 of Notes to Consolidated Financial Statements). If a reporting unit does not perform as anticipated then an asset impairment will be recorded.

Benefit for Income Taxes – As a result of changes in Federal Income Tax Regulations, the Company was able to carry back additional losses that resulted in a tax refund of $0.2 million recognized in 2002.

Twelve Months Ended December 31, 2001 Compared to Twelve Months Ended December 31, 2000

Net Patient Revenues – Net patient revenues decreased from $106.0 million for the year ended December 31, 2000 to $97.9 million for the year ended December 31, 2001, a decrease of $8.1 million or 7.6%. Patient revenues from dental centers opened for more than one year decreased approximately $3.4 million, or 3.2%, offset slightly by de novo dental centers opened in 2000. The decrease is attributable to the slowdown in general economic activity during 2001 and the lower number of dentists in 2001 compared to the prior year. The closing of 14 dental centers in 2001 accounted for $5.0 million of the decrease in revenues.

Dentist Salaries and Other Professional Costs – Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the year ended December 31, 2001, dentist salaries and other professional costs were $27.1 million, a decrease of $1.3 million, or 4.6% lower than costs of $28.4 million for the year ended December 31, 2000. The decrease is attributable to the closing of 14 dental centers during 2001 and the corresponding reduction in the number of dentists during the year. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased from 26.8% to 27.7% for the year ended December 31, 2000 and 2001, respectively.

Clinical Salaries – Clinical salaries decreased from $20.8 million for the year ended December 31, 2000 to $20.0 million for the year ended December 31, 2001, a decrease of $0.8 million or 4.0%, resulting from the closing of 14 dental centers during 2000 and 2001. Expressed as a percentage of net patient revenues, clinical salaries increased slightly from 19.6% for the year ended December 31, 2000 to 20.4% for the year ended December 31, 2001.

Dental Supplies and Laboratory Fees – Dental supplies and laboratory fees increased from $11.7 million for the year ended December 31, 2000, to $11.8 million for the year ended December 31, 2001, a slight increase of $0.1 million, or 0.3%. Higher laboratory fees resulting from price increases and outsourcing of certain lab functions accounted for the increase. Expressed as a percentage of patient revenues, dental supplies and laboratory fees increased from 11.1% for the year ended December 31, 2000 to 12.1% for the year ended December 31, 2001.

Rental and Lease Expense – Rental and lease expense decreased from $7.6 million for the year ended December 31, 2000 to $6.4 million for the year ended December 31, 2001, a decrease of $1.2 million, or 15.4%. The decrease resulted from the closing of 14 dental centers in the last year and the provision for rents on closed centers that was recorded in 2000. Expressed as a percentage of net patient revenues, rental and lease expense decreased from 7.2% for the year ended December 31, 2000 to 6.6% for the year ended December 31, 2001.

Advertising and Marketing – Advertising and marketing expenses decreased from $3.8 million for the year ended December 31, 2000, to $3.3 million in 2001, a decrease of $0.5 million, or 14.7%. Lower expenditures on television advertising, yellow pages advertisements and reduced promotional costs accounted for the decrease. Expressed as a percentage of net patient revenues, advertising and marketing expenses decreased from 3.6% for the year ended December 31, 2000 to 3.4% for the year ended December 31, 2001.

Depreciation and Amortization – Depreciation and amortization decreased from $6.8 million for the year ended December 31, 2000 to $6.6 million for the year ended December 31, 2001, a decrease of $0.2 million, or 3.0%. The decrease is attributable to the write off of certain intangible expenses and property and equipment in late 2000. Expressed as a percentage of net patient revenues, however, depreciation and amortization increased from 6.4% in the prior year to 6.7% for the year ended December 31, 2001.

Other Operating Expenses – Other operating expenses increased from $7.3 million for the year ended December 31, 2000, to $8.0 million for the year ended December 31, 2001, an increase of $0.7 million or 9.2%. The increase is attributable primarily to higher insurance costs, management recruiting expenses and third-party financing costs. Expressed as a percentage of net patient revenues, other operating expenses increased from 6.9% for the year ended December 31, 2000 to 8.2% for year ended December 31, 2001.

Bad Debt Expense – Bad debt expense of $4.9 million for the year ended December 31, 2001 decreased by $10.4 million, or 67.7%, from $15.3 million for the year ended December 31, 2000. In 2000, the Company changed its estimates for the collectibility of certain categories of accounts receivable resulting in additional charges of $7.9 million on billed accounts receivable and $2.1 million of unbilled accounts receivable from orthodontic patients. Excluding these charges, bad debt expense, expressed as a percentage of net patient revenues increased slightly, from 5.0% for the year ended December 31, 2000 to 5.1% for the year ended December 31, 2001.

Restructuring Costs and Other Charges – For the year ended December 31, 2001 the Company recorded restructuring costs and other charges of $2.3 million including severance costs, remaining lease obligations on closed offices and legal and professional fees related to the implementation of the plan to improve operating results and restructure the Company’s credit facilities (See Note 4 of Notes to Consolidated Financial Statements).

General & Administrative – General and administrative expenses decreased from $13.1 million for the year ended December 31, 2000, to $11.3 million for the year ended December 31, 2001, a decrease of $1.8 million, or 14.0%. The decrease is attributable to reductions in corporate and regional overhead costs and the reorganization of field management during 2001. Expressed as a percentage of net patient revenues, general and administrative expense decreased from 12.4% to 11.5% for the years ended December 31, 2000 and 2001, respectively.

Asset Impairment – For the year ended December 31, 2001 the Company recorded a $2.9 million asset impairment, resulting primarily from the closing of two dental centers in Texas and Tennessee, a charge to reflect the impairment in value of fixed assets for two under-performing dental centers and the write-off of intangible assets associated with certain acquisitions. As a result, the Company reduced intangible assets by approximately $2.4 million and leasehold improvements by approximately $0.5 million. For the year ended December 31, 2000, the Company recorded a $3.6 million asset impairment, resulting primarily from the closing of six dental offices in Florida, Texas and California, a charge to reflect the impairment in the value of fixed assets for eleven under-performing dental centers, and the write-off of related intangible assets and long-term receivables associated with certain acquisitions. As a result, the Company reduced intangible assets by approximately $1.2 million, leasehold improvements and equipment by approximately $1.7 million, and other assets by approximately $0.7 million.

Litigation settlement – For the year ended December 31, 2000, the Company recorded a $1.5 million charge resulting from an adverse arbitration award in an arbitration proceeding in Los Angeles, California (See Note 5 of Notes to Consolidated Financial Statements).

Interest Expense – Interest expense increased from $7.8 million for the year ended December 31, 2000 to $8.0 million for the year ended December 31, 2001, an increase of $0.2 million or 2.7%. The increase resulted from the accrual of a full year of default interest related to the various defaults under the Company’s credit agreements, offset by lower interest rates during 2001.

Benefit for Income Taxes –For the year ended December 31, 2000, the Company recorded a benefit for income taxes of $2.6 million against a loss before income taxes of $21.7 million. The benefit for income taxes in fiscal 2000 was reduced by a valuation allowance of approximately $5.2 million that was recorded against the Company’s entire deferred tax asset. For the year ended December 31, 2001, the Company did not record a benefit for income taxes against a pre-tax loss of $14.6 million as the benefit was reduced by a valuation allowance of approximately $8.9 million. The Company’s valuation allowance for both periods was recorded as there is no assurance the Company will be able to realize the tax asset in future periods.

Cumulative Effect of Change in Accounting Principle – During September 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” deferred the implementation of SFAS 133 until the fiscal year ending December 31, 2001. The Company implemented SFAS 133 effective January 1, 2001. In July 2000, the Company entered into a swap agreement with a bank. The term of the swap contract expired July 10, 2001. The cumulative effect of the accounting change as of January 1, 2001, was a charge of $0.3 million, or $0.04 per common share, that was reflected in the first quarter of 2001.

Liquidity and Capital Resources

The Company incurred net losses of $19.1 million in 2000, $14.8 million in 2001 and $9.9 million in 2002 before cumulative effect of change in accounting principle and excluding a $17.3 million gain on early extinguishment of debt. As of December 31, 2002, the Company had a working capital deficit of $1.7 million, an accumulated deficit of $65.5 million and had negative cash flows from operations of $2.3 million for the twelve months ended December 31, 2002. As discussed below, in July 2002, the Company completed a Restructuring of its senior credit facility, Senior Subordinated Notes and Old Notes. The Restructuring extinguished certain debt due by the Company and extended payments due by the Company on more favorable terms. Management believes this is an important step in its plan to maintain the viability of the Company.

In October 2002, the Company undertook additional restructuring activities to improve operating results. Components of this plan included: (i) phasing-out or restructuring dentist compensation guarantees and implementing doctor profit sharing compensation models; (ii) continuing to monitor and close unprofitable and under-performing dental centers; (iii) continuing to upgrade dental office management personnel; (iv) reducing general and administrative expenses, including the reduction of corporate and regional management and administrative staff; (v) decentralizing and or outsourcing certain processes including the call center, marketing, billing, and collections; and (vi) reducing marketing expenses.

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

At December 31, 2002, the Company had a net working capital deficit of $1.7 million. Current assets totaled 12.0 million, consisting of cash and cash equivalents of $1.5 million, billed and unbilled accounts receivable of $9.0 million and prepaid expenses and other current assets of $1.4 million. Current liabilities totaled $13.7 million, consisting of $11.4 million in accounts payable and accrued liabilities and $2.3 million in current maturities of long-term debt.

For the twelve months ended December 31, 2002, cash used in operating activities was $2.3 million. In the twelve months ended December 31, 2001, cash provided by operating activities amounted to $4.4 million. The change is attributable primarily to growth in net accounts receivable resulting from higher patient revenues and a slight increase in average days outstanding. For the twelve months ended December 31, 2002, cash used in investing activities was $0.6 million, consisting of $0.9 million in capital expenditures, offset by $0.3 million in proceeds from the sale of property and equipment. For the twelve months ended December 31, 2001, cash used in investing activities was $0.9 million, consisting primarily of capital expenditures. For the year ended December 31, 2002, cash provided by financing activities totaled $0.5 million representing $1.7 million in proceeds from issuance of notes payable, offset by $0.6 million for repayments of long-term debt and capital lease obligations and $0.7 million in debt and equity issuance costs. For the year ended December 31, 2001, cash used in financing activities totaled $0.5 million, representing repayments of long-term debt and debt issuance costs.

During 2002, the Company’s principal sources of liquidity consisted primarily of cash and cash equivalents and net accounts receivable. From June 2000 until July 2002, the Company was in default under (1) its Old Credit Agreement (2) its Senior Subordinated Notes and (3) its Old Notes. On July 19, 2002, the Company entered into a Restructuring with its Senior Secured Lenders, its Senior Subordinated Lenders and the holders of the Old Notes regarding the debt outstanding under the Old Credit Agreement, the Senior Subordinated Notes and the Old Notes. Pursuant to the Restructuring, the Company:

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

In connection with the Restructuring, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with the Senior Secured Lenders. Pursuant to the terms of the Credit Agreement, the aggregate unpaid principal balance of the Old Credit Agreement amounting to $45.2 million plus accrued and unpaid default interest and other obligations of $2.2 million were converted to a term loan in the amount of $47.4 million. Principal of the Credit Agreement is payable quarterly in installments of $0.5 million beginning March 31, 2003, increasing to $1.0 million March 31, 2004, and $1.6 million March 31, 2005 with a final payment of the remaining principal balance due July 19, 2005. As defined in the Credit

Agreement, the Company is required to make an annual cash flow payment and other mandatory prepayments. Interest, payable monthly, is computed at the bank’s prime rate plus two percent. An administrative fee of $25,000 is payable annually with the first installment paid on July 19, 2002. Fees include (1) a one percent restructuring fee totaling approximately $0.5 million, which is payable in four quarterly installments of $0.1 million plus accrued interest at the bank’s prime rate plus two percent, beginning September 19, 2002 and (2) a four percent financing fee amounting to approximately $1.9 million, which will be payable in full, without interest, on July 19, 2005. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. At December 31, 2002, $47.2 million was outstanding under the Credit Agreement.

The following table summarizes, as of December 31, 2002, our contractual commitments related to debt, leases and other arrangements during the next five years (in thousands):

	Year ended December 31,
	2003	2004	2005	2006	2007	Thereafter
Long-term debt	$2,276	$3,767	$41,987	$60	$1,405	$—
Operating leases	4,372	3,523	2,949	2,255	1,364	1,490

Total	$6,648	$7,290	$44,936	$2,315	$2,769	$1,490

For 2003, management plans to focus on: (i) aggressive cost control and full implementation of the cost reduction program initiated in October 2002; (ii) re-capitalizing the Company’s balance sheet and securing a revolving credit facility; (iii) continuing to monitor and close unprofitable and under performing dental centers; (iv) refurbishing and modernizing existing dental centers within capital expenditure constraints of $1.8 million; (v) upgrading dental office management personnel; and (vi) training of dental office staff personnel to improve patient services and office efficiency.

However, there can be no assurance that the these efforts to improve operating results and cash flows will be sufficient to allow the Company to meet its obligations in a timely manner. Therefore, there is substantial doubt about the Company’s ability to continue in existence.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to net patient revenues, accounts receivable, intangible assets and contingent liabilities. The Company believes that of its significant accounting policies (Note 2 of Notes to Consolidated Financial Statements), the accounting policies described below may involve a higher degree of judgment and complexity.

The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements (“Management Services Agreements”) with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, upon the occurrence of certain events, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost (“nominee arrangements”). At December 31, 2002, all of the affiliated dental practices were owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except from professional corporations located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of net patient revenues; and, (iii) a performance fee equal to the net patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated dental practice and (ii) a management fee in an amount of 30.0% of net patient revenues; plus a bonus equal to 30% of net patient revenues in excess of average monthly net patient revenues over the prior two-year period. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

Net patient revenues include amounts received from capitated managed care contracts that the Company negotiates on behalf of its affiliated dental practices. Under capitated contracts the affiliated dental practice receives a predetermined amount per patient per month in exchange for providing certain necessary covered services to members of the plan. Usually, the capitated plans also provide for supplemental payments and/or co-payments by members for certain higher cost procedures. These contracts typically result in lower average fees for services than the usual and customary fees charged by the Company’s affiliated dental practices and may, in certain instances, expose the Company to losses on contracts where the total revenues received are less than the costs of providing such dental care. The Company generally bears the risk of such loss because it consolidates the financial results of its affiliated dental practices. However, most of these contracts are cancelable by either party on 30 to 90 days written notice thereby reducing the risk of long-term adverse impact on the Company. Fees from capitated contracts totaled $9.1 million, $9.6 million and $9.2 million in 2000, 2001 and 2002, respectively, including supplemental payments and excluding co-payments by members. One managed care contract with a national insurance company accounted for $7.2 million in revenues ($3.3 million in capitation payments and $3.9 million in patient co-payments) in 2002, equal to 7.1% of total net patient revenues. One managed care contract with a national insurance company accounted fro $7.2 million in revenues ($3.6 million in capitation payments and $3.6 million in patient co-payments) in 2001, equal to 7.4% of total net patient revenues. The Company periodically evaluates its capitated managed care contracts by comparing the average reimbursement per procedure plus the total capitation fees per contract to the usual and customary fees charged by the affiliated dental practice. As of December 31, 2002, the Company did not have a loss in the aggregate related to managed care contracts.

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

The Company’s acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the affiliated dental practices. As part of the purchase allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. In connection with each acquisition, the Company enters into a long-term management services agreement with each affiliated dental practice, which cannot be terminated by either party without cause. Prior to January 1, 2002, the cost of the management services agreements were amortized on a straight line basis over their term, or such shorter period as may have been indicated by the facts and circumstances. Amortization periods of the management services agreements acquired through December 31, 2001 were 25 years. Effective January 1, 2002, the Company adopted SFAS No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, and reclassified approximately $54.9 million from management services agreements to goodwill. Under SFAS 142, substantially all of the Company’s goodwill is no longer amortized, and the Company must perform an annual impairment test for goodwill and intangible assets. The Company allocates goodwill to its four reporting units. SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent of that difference. The Company based the fair values of its reporting units on discounted cash flow methodology and other company comparisons. The Company used the services of an outside consultant in preparation of the fair market analysis of the reporting units. Under SFAS No. 142, the Company recorded a transitional goodwill impairment charge of $37.0 million, presented as a cumulative effect of accounting change at the beginning of the fiscal year. This transitional goodwill impairment charge is attributable to market declines in its reporting units in Texas, Florida, California and Tennessee. The Company recorded a $3.0 million impairment charge for the year ended December 31, 2002, as a result of lower than projected earnings in the California and Florida units.

Other assets consist primarily of debt issuance costs and deposits. The costs related to the issuance of debt are capitalized and amortized into interest expense using the straight-line method, which approximates the interest method, over the term of the related debt. Accumulated amortization was $1.2 million and $0.4 million as of December 31, 2001 and 2002, respectively. During 2002 the Company entered into a restructuring of certain debt (Note 2 of Notes to Consolidated Financial Statements) and accordingly wrote-off net loan costs of approximately $0.6 million, consisting of $2.1 million in costs and $1.5 million in accumulated amortization.

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In accordance with the provisions of APB No. 25, stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.

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

Recent Accounting Pronouncements

On August 16, 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligation”. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. These provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. Management believes the application of SFAS 143 will not have a material effect on the Company’s financial position, results of operations or cash flow.

In May 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.” This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS 145 in July 2002 and recognized a gain of approximately $17.3 million on early extinguishment of debt in connection with the Restructuring (Note 2).

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this guidance include termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Certain provisions of this standard would require costs expensed by the Company in 2002 to be recognized as period costs in future periods. The Company has not elected to early adopt this standard. Had the Company elected to adopt this statement early, management believes it would not have had a material effect on the Company’s financial position, results of operations or cash flow.

In October 2002, the FASB issued SFAS No. 147 (“SFAS 147”) “Accounting of Certain Financial Institutions”. The SFAS 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS Standard No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. In addition, this statement amends SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to the impairment and disposal accounting for certain acquired long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002. Management believes the application of SFAS 147 will not have a material effect on the Company’s financial position, results of operations or cash flow.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – an Amendment of FAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS 148 does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, “Accounting for Stock Issued to Employees.” However, those companies that continue to account for awards of stock-based employee compensation under the intrinsic value method of APB 25 are required to disclose certain information using a tabular presentation mandated by SFAS 148. We will continue accounting for stock-based compensation using the intrinsic value method under APB 25 and have presented the disclosures required by SFAS 148 above.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The provisions related to the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The provisions related to recognition and measurement of guarantees are effective for financial statement periods beginning after December 31, 2002, on a prospective basis. Management believes the application of FIN 45 will not have a material effect on the Company’s financial position, results of operations or cash flow.

In January 2003 the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses the consolidation of variable interest entities (VIE’s) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE. The consolidation requirements of FIN 46 apply immediately to VIE’s created after January 31, 2003. For VIE’s created earlier, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. The Company has no interests in VIE’s that will require disclosure or consolidation under FIN 46.

Item 7A.    Quantitative And Qualitative Disclosures About Market Risk

The Company’s financial instruments with market risk exposure are revolving credit borrowings under its Credit Agreement that total $47.2 million at December 31, 2002. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $472,000, or approximately $0.01 per share, on an annual basis. The Credit Agreement was not entered into for trading purposes and carries interest at the bank’s prime interest rate plus two percent.

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this Item 8 are incorporated under Item 14 in Part III of this Annual Report on Form 10-K.

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

Name	Age	Position with the Company	Director Since
James M. Usdan	53	Chief Executive Officer, President and Director	2001
Frank A. Baynham (2)	49	Director	2002
Ira Glazer (1)	51	Director	2002
Paul Kreie (1) (2) Edward L. Kuntz (1) (2)	30 58	Director Director	2002 2002
Joseph P. Keane	39	Senior Vice President, Chief Financial Officer
John M. Slack	55	Senior Vice President, Chief Administrative Officer
Tim S. Tiffin	39	Vice President, Chief Information Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.

Board of Directors

James M. Usdan became President, Chief Executive Officer and a director of the Company in July 2001. From 1998 to 2001, Mr. Usdan was President and CEO of NextCare Hospitals, Inc., a privately owned provider of long-term acute care hospital services. From 1990 to 1998, Mr. Usdan was President, Chief Executive Officer and a director of RehabCare Group, Inc. (NYSE: RHB), a publicly traded provider of temporary healthcare staffing and therapy program management for hospitals and long-term care facilities. Mr. Usdan serves on the Board of Directors of Metro 1 Telecommunications, Inc., and is on the advisory boards of Maryville College and the Harvard University School of Public Health. Mr. Usdan, as the Chief Executive Officer of the Company, is entitled to be appointed as a director pursuant to the Investors Agreement (defined below) and his employment agreement. Mr. Usdan received a Bachelor of Arts degree from Harvard College.

Frank A. Baynham became a director of the Company in October 2002. Mr. Baynham has been in senior management for Luxottica Retail since April 1987 and is currently Executive Vice President, Stores. Luxottica is a multinational distributor of designer eyewear and owns LensCrafters and Sunglass Hut. From 1981 to 1987, Mr. Baynham held management positions with Proctor & Gamble. Mr. Baynham received a B.A. from Murray State University.

Ira Glazer became a director of the Company in August 2002. Mr. Glazer is a Managing Director of Getzler & Co., Inc., a New York-based turnaround specialist, which he joined in February 1999. In his capacity as an employee at Getzler & Co., he served as acting Chief Executive Officer of the Company from February 2001 until June 2001. Mr. Glazer is currently serving as the Chief Restructuring Officer of the Wire

Rope Corporation of America, Inc., a privately owned manufacturer of wire, wire rope and related products that has engaged Getzler & Co. as a management-consulting firm. Mr. Glazer was appointed as the Chief Restructuring Officer of Wire Rope when it filed for bankruptcy protection under Chapter 11 in May 2002. In his capacity as a private consultant, Mr. Glazer served as President of Knitwaves, Inc., a privately owned manufacturer of children’s knitwear, from May 1998 until February 1999. Knitwaves filed bankruptcy in November 1998. From 1986 until September 1997, Mr. Glazer served as Chief Financial Officer and Chief Operating Officer of Maidenform Worldwide, Inc., a private manufacturer of intimate apparel. Maidenform filed bankruptcy in August 1998. Before joining Maidenform, Mr. Glazer spent ten years with Chase Manhattan Bank, where he was a Vice President and Division Executive in middle market lending. Mr. Glazer, as the nominee of Heller, was appointed as a director of the Company pursuant to the Investors Agreement. Mr. Glazer received a B.B.A. from Pace University.

Paul Kreie became a director of the Company in August 2002. Mr. Kreie has served as Vice President of ABN AMRO Mezzanine Management II, Inc., a privately owned provider of junior capital, since August 1999. ABN AMRO Mezzanine Management II, Inc. is the general partner of ABN AMRO Mezzanine Management II, L.P., which is the general partner of Midwest. Mr. Kreie is a special limited partner of ABN AMRO Mezzanine Management II, L.P. From October 1997 until August 1999, Mr. Kreie was an Associate with Heller, a commercial finance company. From June 1997 until Joining Heller, Mr. Kreie was a project Analyst with LaSalle Bank N.V., a financial institution. Mr. Kreie, as the nominee of Midwest, was appointed as a director of the Company pursuant to the Investors Agreement. Mr. Kreie received an MBA from the University of Chicago and a B.S. in finance from Marquette University.

Edward L. Kuntz became a director of the Company in August 2002. Mr. Kuntz has served as the Chairman of the Board and Chief Executive Officer of Kindred Healthcare, Inc., a publicly held provider of long-term healthcare services, since January 1999. Mr. Kuntz served as the Chief Operating Officer and a director of Kindred Healthcare from November 1998 to January 1999. He also served as President of Kindred Healthcare from November 1998 until January 2002. Mr. Kuntz was Chairman and Chief Executive Officer of Living Centers of America, Inc., a publicly held provider of long-term healthcare, from 1992 to 1997. After leaving Living Centers of America, Inc., he served as an advisor and consultant to a number of healthcare services and investment companies and was affiliated with Austin Ventures, a venture capital firm. In addition, Mr. Kuntz served as Associate General Counsel from 1978 until 1985, and as Executive Vice President from 1985 until the formation of Living Centers of America, Inc. in 1992 of ARA Living Centers. Mr. Kuntz received a J.D. and a B.A. from Temple University.

In connection with the Restructuring, the Company and the New Money Lenders entered into an Investors Agreement (the “Investors Agreement”) which provides that the Company’s Board of Directors will consist of five persons and that Heller is entitled to designate two directors, Midwest is entitled to designate one director, and the Chief Executive Officer of the Company will serve as a director. Pursuant to the Investors Agreement, Heller has designated Ira Glazer and Frank A. Baynham and Midwest has designated Paul Kreie to serve on the Company’s Board of Directors. In addition, Mr. Usdan, the Company’s Chief Executive Officer and a current director, and Edward L. Kuntz have been designated to serve on the Company’s Board of Directors pursuant to the Investors Agreement.

Executive Officers

The Board elects executive officers annually at its first meeting following the annual meeting of stockholders. Information concerning the executive officers other than Mr. Usdan is set forth below.

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

Tim S. Tiffin became Vice President and Chief Information Officer (“CIO”) in September 2000. From 1998 to 2000, Mr. Tiffin served as Senior Vice President-Operations and CIO for First National Net, Inc. an international mortgage field services company. From 1995 to 1998 Mr. Tiffin was CIO of Frontier Engineering, Inc. a Department of Defense contractor with global operations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, officers and persons holding more than ten percent of a registered class of the Company’s equity securities to file with the SEC and any stock exchange or automated quotation system on which the Common Stock may then be listed or quoted (i) initial reports of ownership, (ii) reports of changes in ownership and (iii) annual reports of ownership of Common Stock and other equity securities of the Company. Such directors, officers and ten-percent stockholders are also required to furnish the Company with copies of all such filed reports.

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required during 2002, the Company believes that all of the Company’s executive officers and directors complied with Section 16(a) reporting requirements during 2002, except as follows: James M. Usdan and Midwest Mezzanine Fund II, L.P. each filed one Form 4 late following the acquisition of securities in the Restructuring, and Joseph P. Keane filed his initial report of beneficial ownership on Form 3 late.

Item 11.    Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning compensation earned by the Company’s Chief Executive Officer and each of the other executive officers of the Company (the “Named Executive Officers”) whose compensation exceeded $100,000 during the year ended December 31, 2001.

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Number of Options Granted	All Other Compensation ($)(1)
James M. Usdan (2) Chief Executive Officer & President	2002 2001	$272,077 146,447	$33,334 —	—	— —	— 325,000	$1,777 — —

John M. Slack (3) Senior Vice President, Chief Administrative Officer, Secretary	2002 2001 2000	168,654 150,000 150,000	33,334 — —	— — —	— — —	— — —	11,683 9,912 9,912

Joseph P. Keane (4) Senior Vice President, Chief Financial Officer	2002	214,769	82,334	—			—

(1)	Other compensation paid to Mr. Usdan and Mr. Slack in 2002 included Company matching contributions to each executive’s 401(k) account. Other compensation paid to Mr. Slack in 2000, 2001 and 2002 also included automobile allowances.
(2)	Mr. Usdan was appointed as Chief Executive Officer on July 1, 2001.
(3)	Mr. Slack served as Chief Financial Officer in 2000 and 2001.
(4)	Mr. Keane was appointed Chief Financial Officer on January 15, 2002.

Stock Options

There were no stock options granted to executive officers in 2002.

Aggregate Option Exercises in 2002 and Year-End 2002 Option Values

The following table reflects certain information concerning the number of unexercised options held by the Named Executive Officers and the value of such officers’ unexercised options as of December 31, 2002. The Named Executive Officers exercised no options during the year ended December 31, 2002.

	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at December 31, 2002		Value of Unexercised “In-the-Money” Options at December 31, 2002 (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
James M. Usdan	0	$0	56,250	268,750	$0	$0
John M. Slack	0	0	137,500	12,500	0	0

(1)	Options are “in-the-money” if the closing market price of the Company’s Common Stock exceeds the exercise price of the options. The exercise price of the options granted to the Named Executive Officers ranges from $0.21 to $10.00 per share. None of the options granted to the Named Executive Officers were “in-the-money” at December 31, 2002.

Compensation Committee Interlocks and Insider Participation

In 2002, the members of the Compensation Committee were Frank A. Baynham, Paul Kreie and Edward L. Kuntz. Mr. Kreie is a party to certain transactions with the Company. See “Certain Relationships and Related Transactions.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

The following table sets forth information as of April 14, 2003 with respect to beneficial ownership of the Company’s Common Stock, Series A-1 Stock and Series A-2 Stock by: (i) each director, (ii) each Named Executive Officer (defined below), (iii) all executive officers and directors of the Company as a group, and (iv) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its voting securities. Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. The business address of each person named below is 3701 Kirby Drive, Suite 550, Houston, Texas 77098, unless otherwise indicated. The percentage of each class of voting stock owned is based on 6,417,206 shares of Common Stock, 211,282 Shares of Series A-1 Stock and no shares of Series A-2 Stock outstanding on April 14, 2003. On April 14, 2003, warrants to purchase 60,859 shares of Series A-2 shares were outstanding.

	Common Stock			Series A-1 Stock		Series A-2 Stock
Name and Address of Beneficial Owner	Amount	Percent of Class(ª)	Percent Upon Conversion (1)	Amount	Percent of Class	Amount	Percent of Class
James M. Usdan (2)	8,826,118	58.3%	11.4%	—	*	—	*

Ira Glazer (3) 295 Madison Avenue New York, New York 10017	37,500	*	*	—	*	—	*

Paul Kreie 208 South LaSalle, Tenth Floor Chicago, Illinois 60604-1003	—	*	*	—	*	—	*

Edward Kuntz 680 South Fourth Street Louisville, Kentucky 40202-2412	—	*	*	—	*	—	*

Frank A. Baynham 8386 Kugler Mill Road Cincinnati, Ohio 45243	—	*	*	—	*	—	*

Joseph P. Keane	—	*	*	—	*	—	*

John M. Slack (4)	152,000	2.3%	*	—	*	—	*

All directors, appointees and executive officers as a group (9 persons) (5)	9,015,618	58.8%	11.6%	—	*	—	*

Banc of America Strategic Solutions, Inc. (6) 901 Main St., 11th Floor Dallas, Texas 75202-3714	4,596,498	41.7%	6.0%	—	*	25,161	100%

FSC Corp. (7) c/o Banc Boston Capital Inc. 175 Federal Street, 10th Floor Boston, MA 02110	3,009,892	31.9%	3.9%	—	*	16,476	100%

Amsouth Bank (8) 315 Deaderick Street, 8th Floor Nashville, TN 37021	1,504,946	19.0%	2.0%	—	*	8,238	100%

Heller Financial, Inc. (9) 500 West Monroe Chicago, Illinois 60661	30,040,825	82.4%	38.9%	119,520	56.6%	10,984	100%

Midwest Mezzanine Fund II, L.P. (10) 208 South LaSalle, Tenth Floor Chicago, Illinois 60604-1003	17,117,068	72.7%	22.2%	59,760	28.3%	—	*

Jack H. Castle, Jr. (11) (12) 3834 Ella Lee Lane Houston, Texas 77027	1,328,000	20.7%	1.7%	—	*	—	*

Estate of Jack H. Castle, D.D.S. (12)(13) 5100 San Felipe, No. 392E Houston, TX 77056	974,000	15.2%	1.3%	—	*	—	*

Loretta Castle (12) (13) 5100 San Felipe, No. 392E Houston, TX 77056	974,000	15.2%	1.3%	—	*	—	*

Castle Interests, Ltd (12) 5100 San Felipe, No. 392E Houston, TX 77056	514,000	8.0%	*	—	*	—	*

Pecks Management Partners, Ltd. (14) One Rockefeller Plaza, Suite 900 New York, New York 10020	913,243	14.2%	1.2%	—	*	—	*

Knight Securities, L.P. (15) 525 Washington Blvd., 23rd Floor Jersey City, NJ 07310	753,560	11.7%	*	—	*	—	*

	Common Stock			Series A-1 Stock		Series A-2 Stock
Name and Address of Beneficial Owner	Amount	Percent of Class(ª)	Percent Upon Conversion (1)	Amount	Percent of Class	Amount	Percent of Class
John A. Goodman, D.D.S. (16) 997 FM 2288 San Angelo, TX 76901	1,750,473	21.4%	2.3%	9,582	4.5%	—	*

Dental Centers of America, Inc. Dental Administrators, Inc.(17) 27906 Copper Crest San Antonio, Texas 78260	776,405	10.8%	1.0%	4,250	2.0%	—	*

Soheil A. Soleimani, D.D.S. (18) 818 No. Doheny Drive, No. 604 Los Angeles, CA 90069	705,341	9.9%	*	3,861	1.8%	—	*

Elliot Schlang, D.D.S. (18) 240 18th Street Santa Monica, CA 90402	705,341	9.9%	*	3,861	1.8%	—	*

Martin Schechter, D.D.S. (18) 605 North Linden Drive Beverly Hills, CA 90210	705,341	9.9%	*	3,861	1.8%	—	*

Jeffrey D. Schechter, D.D.S. (18) 5517 Paradise Valley Road Hidden Hills, CA 91302	705,341	9.9%	*	3,861	1.8%	—	*

*	Less than 1%.

ª	In accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, each person is deemed to beneficially own shares of Common Stock issuable upon exercise of options or warrants or upon conversion of convertible securities if such exercise or conversion may be effected within 60 days. However, shares of Common Stock issuable upon exercise or conversion of securities held by other persons are not deemed to be outstanding for purposes of determining the percentage of the class of voting securities held by such reporting person. Consequently, because the number of shares of Common Stock issuable upon exercise or conversion of outstanding securities greatly exceeds the number of currently outstanding shares of Common Stock, a large number of the Company’s security holders are shown as holding more than 5% of the shares of Common Stock outstanding.

(1)	Represents the percentage of Common Stock held upon the exercise of all outstanding warrants to purchase Common Stock (17,974,062 shares), the conversion of all outstanding convertible notes into Common Stock (3,105,618 shares), and the conversion into Common Stock of all outstanding shares of Series A-1 Stock (38,597,722 shares) and all shares of Series A-2 Stock issuable upon exercise of outstanding warrants (11,117,931 shares). Each share of Series A-1 Stock and Series A-2 Stock is initially convertible into approximately 182.7 shares of Common Stock.

(2)	Includes options to acquire 56,250 shares of Common Stock issued under the 1996 Plan which are exercisable within 60 days. Excludes options to acquire 268,750 shares of Common Stock issued under the 1996 Castle Dental Centers, Inc. Omnibus Stock and Incentive Plan (the “1996 Plan”), which are not exercisable within 60 days. Includes warrants to purchase 7,401,084 shares of Common Stock exercisable within 60 days. Includes notes convertible into 1,278,784 shares of Common Stock within 60 days.

(3)	Includes options to acquire 37,500 shares of Common Stock issued to Getzler & Co., Inc. which are held for the benefit of Mr. Glazer and are exercisable within 60 days.

(4)	Includes options to acquire 137,500 shares of Common Stock issued under the 1996 Plan which are exercisable within 60 days. Excludes options to acquire 12,500 shares of Common Stock issued under the 1996 Plan that are not exercisable within 60 days.

(5)	Includes options to acquire 231,250 shares of Common Stock, warrants to purchase 7,401,084 shares of Common Stock, and notes convertible into 1,278,784 shares of Common Stock, all of which are exercisable within 60 days.

(6)	Includes warrants to purchase 25,161 shares of Series A-2 Stock that are exercisable within 60 days. Upon exercise, the Series A-2 Stock is convertible into 4,596,498 shares of Common Stock within 60 days.

(7)	Includes warrants to purchase 16,476 shares of Series A-2 Stock which are exercisable within 60 days. Upon exercise, the Series A-2 Stock is convertible into 3,009,892 shares of Common Stock within 60 days.

(8)	Includes warrants to purchase 8,238 shares of Series A-2 Stock which are exercisable within 60 days. Upon exercise, the Series A-2 Stock is convertible into 1,504,946 shares of Common Stock within 60 days.

(9)	Includes warrants to purchase 10,984 shares of Series A-2 Stock which are exercisable within 60 days. Upon exercise, the Series A-2 Stock is convertible into 2,006,595 shares of Common Stock within 60 days. Includes warrants to purchase 5,286,489 shares of Common Stock exercisable within 60 days. Includes notes convertible into 913,417 shares of Common Stock within 60 days. Includes 119,520 shares of Series A-1 Stock convertible into 21,834,324 shares of Common Stock within 60 days.

(10)	Includes warrants to purchase 5,286,489 shares of Common Stock exercisable within 60 days. Includes notes convertible into 913,417 shares of Common Stock within 60 days. Includes 59,760 shares of Series A-1 Stock convertible into 10,917,162 shares of Common Stock within 60 days.

(11)	Based on a Schedule 13G filed with the SEC on March 4, 1998 by Jack H. Castle, Jr., the Estate of Jack H. Castle, D.D.S., Loretta Castle, and Castle Interests, Ltd. (the “Castle 13G”). Includes 714,000 shares held by the Castle 1995 Gift Trust f/b/o Jack H. Castle, Jr., of which Mr. Castle is Trustee.

(12)	Based on the Castle 13G. Includes 514,000 shares of Common Stock owned of record by Castle Interest, Ltd., a Texas limited partnership of which the Estate of Jack H. Castle, D.D.S., Loretta Castle and Jack H. Castle, Jr. are the three general partners. Jack H. Castle, Jr., the Estate of Jack H. Castle, D.D.S. and Loretta Castle all have shared voting and investment power, and Castle Interests, Ltd. has sole voting and investment power, with respect to the 514,000 shares of Common Stock held by Castle Interests, Ltd. The general partners of Castle Interests, Ltd. cannot act to vote or dispose of shares of Common Stock held by Castle Interests, Ltd. without the unanimous vote of all of the general partners. Loretta Castle is the widow of Jack H. Castle, D.D.S. and the mother of Jack H. Castle, Jr.

(13)	Based on the Castle 13G. The Estate of Jack H. Castle, D.D.S. and Loretta Castle have shared voting and investment power with respect to these shares. Includes 103,000 shares of Common Stock held jointly by the Estate of Jack H. Castle, D.D.S. and Loretta Castle.

(14)	Based on a Schedule 13G filed with the SEC on February 16, 1999. Includes 615,033, 121,708, and 176,502 shares of Common Stock owned of record by Delaware State Employees’ Retirement Fund, Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc. and Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc., respectively (the “Pecks Investors”). Pecks, as investment manager for the Pecks Investors, has sole investment and voting power with respect to such shares. Pecks disclaims beneficial ownership of such shares.

(15)	Based on a Schedule 13G filed with the SEC on November 8, 2002.

(16)	Includes 9,582 shares of Series A-1 Stock convertible into 1,750,473 shares of Common Stock within 60 days.

(17)	Includes 2,698 and 1,552 shares of Series A-1 Stock held by Dental Centers of America, Inc. and Dental Administrators, Inc., respectively, convertible into 776,405 shares of Common Stock within 60 days.

(18)	Includes 3,861 shares of Series A-1 Stock convertible into 705,341 shares of Common Stock within 60 days.

Equity Compensation Plan Information

The following table provides information as of December 31, 2002 regarding the number of shares of Common Stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	679,900	$2.71	15,287,218
Equity compensation plans not approved by security holders	—	—	—

Total	679,900	$2.71	15,287,218

The Company currently maintains three Common Stock-based incentive plans for employees: the 1996 Castle Dental Centers, Inc. Omnibus Stock and Incentive Plan, the 1996 Castle Dental Centers, Inc. Non-Employee Directors’ Plan, and the Castle Dental Centers, Inc. 2002 Stock Option Plan. The Compensation Committee of the Board of Directors administers all three plans and the stockholders of the Company have approved all three plans.

1996 Plan.    Under the 1996 Plan, the Company is authorized to issue 1,050,000 shares of Common Stock. The Company had options to purchase 679,900 shares of Common Stock outstanding under the 1996 Plan on December 31, 2002. No further options will be granted under the 1996 Plan.

Directors’ Plan.    The Directors’ Plan provided for the automatic grant to each non-employee director of an option to purchase 25,000 nonqualified stock options upon such person’s initial election as a director. The aggregate amount of Common Stock with respect to which grants under the Directors’ Plan may be made may not exceed 150,000 shares. The Company had no options to purchase Common Stock outstanding under the Directors’ Plan on December 31, 2002. No further options will be granted under the Directors’ Plan.

2002 Plan.    The 2002 Plan was adopted on July 17, 2002 by the Board of Directors of the Company and approved by the stockholders of the Company on January 28, 2003. Pursuant to the 2002 Plan, 15,287,218 shares of Common Stock have been reserved for issuance. No awards were issued under the 2002 Plan during 2002.

Item 13.    Certain Relationships and Related Transactions

In July 2002, Heller, Midwest, and James M. Usdan, the Company’s Chief Executive Officer, entered into transactions with the Company in connection with the Restructuring. Pursuant to the Restructuring, Heller received 119,520 shares of Series A-1 Stock in exchange for $11,952,000 in aggregate principal and interest of Senior Subordinated Notes and Midwest received 59,760 shares of Series A-1 Stock in exchange for $5,976,000 in aggregate principal and interest of Senior Subordinated Notes. In addition, Heller loaned $500,000 to the Company in exchange for $500,000 in aggregate principal amount of notes convertible into 913,417 shares of Common Stock and warrants to purchase 5,286,489 shares of Common Stock. Midwest also loaned $500,000 to the Company in exchange for $500,000 in aggregate principal amount of notes convertible into 913,417 shares of Common Stock and warrants to purchase 5,286,489 shares of Common Stock. Mr. Usdan, loaned $700,000 to the Company in exchange for $700,000 in aggregate principal amount of notes (the “Usdan Note”) convertible into 1,278,784 shares of Common Stock and a warrant (the “Usdan Warrant”) to purchase 7,401,084 shares of Common Stock.

Mr. Kreie, a nominee of Midwest, is a special limited partner of ABN AMRO Mezzanine Management II, L.P., which is the general partner of Midwest. As a result of this partnership interest, Mr. Kreie is entitled to a nominal and contingent interest in Midwest’s returns on its investments.

Mr. Cresci, a former director of the Company, is a Managing Director of Pecks Management Partners Ltd., the investment advisor to the Pecks Investors, which beneficially own 948,243 shares of Common Stock. Mr. Cresci was nominated as a director of the Company pursuant to the provisions of a Stockholders Agreement between the Company, Pecks Management Partners Ltd. and certain members of Jack H. Castle, Jr.’s family. This Stockholders Agreement was terminated in connection with the Restructuring.

The Company has entered into settlement agreements (“Settlement Agreements”) with Jack H. Castle, Jr. and the estate of Jack H. Castle, D.D.S. Mr. Castle served as the Company’s Chief Executive Officer until February 2001 and continued as the Company’s Chairman of the Board until July 1, 2001. Dr. Castle owned all of the capital stock of Castle Dental Associates of Texas, P.C. (formerly Jack H. Castle, D.D.S., P.C.), the professional corporation that employs all of the affiliated dentists in the State of Texas (the “Texas PC”), until his death in May 2002.

In December 1995, the Company acquired all of the stock of Jack H. Castle, D.D.S., Inc., a professional corporation of which Dr. Castle, was the sole owner. In connection with that transaction, the Company paid Dr. Castle $6.0 million in cash and entered into a Deferred Compensation Agreement with Dr. Castle pursuant to which the Company agreed to pay Dr. Castle $2.6 million in 20 quarterly installments of $131,500 beginning March 1996 and ending in December 2000. Prior to entering into the Settlement Agreements, the Company owed Dr. Castle one additional payment of $131,500. Pursuant to the Settlement Agreements, Dr. Castle’s estate waived the right to receive the $131,500 payment due under the deferred compensation agreement.

In connection with the purchase of the stock of Jack H. Castle, D.D.S., Inc., the Company also entered into a management services agreement with the Texas PC. Pursuant to the management services agreement, the Texas PC received an annual payment of $100,000 for services performed in connection therewith. The Company provides the Texas PC with, among other things, equipment, supplies, support services, non-dental personnel, office space, management, administration, financial record keeping and reporting services. The Texas PC is required to pay the company a management fee for these services pursuant to the management services agreement. Upon the death of Dr. Castle, the Company exercised its right to designate the licensed dentist who owns the Texas PC’s capital stock and amended the management services agreement to eliminate the $100,000 annual payment.

In March 2002, the Company terminated a lease (the “Lease”) of a property held by Goforth, Inc., which is owned by Mr. Castle. The Lease required payments of approximately $16,000 per month and had a remaining term of approximately five years. Goforth also submitted a claim to the Company for reimbursement of $228,594 in build-out expenses relating to the property underlying the Lease. In connection with the Settlement Agreements, Mr. Castle, on behalf of his affiliates, including Goforth, released the Company from any and all claims, including obligations under the Lease, and the Company agreed to pay all rent on the Lease through June 30, 2002.

In addition to the provisions discussed above, the Settlement Agreements provide for the following:

•	Dr. Castle’s estate and Mr. Castle both agreed that the trademarks “Castle Dental Centers”, “Castle Dental” and “Jack H. Castle, D.D.S., P.C.” belong to the Company;

•	Mr. Castle was paid severance of $21,147.50 per month from July 1, 2001 through June 30, 2002;

•	Mr. Castle was reimbursed for medical insurance through June 30, 2002;

•	Mr. Castle’s $45,000 debt to the Company was forgiven;

•	Mr. Castle was reimbursed for certain out-of-pocket expenses and transferred his home computer;

•	Companies owned by Mr. Castle acquired two offices located in Corpus Christi and one office located in Beaumont;

•	Upon the transfer of the Corpus/Beaumont assets, Mr. Castle was paid an additional severance payment of $24,000;

•	Upon the transfer of the Corpus/Beaumont assets, Mr. Castle was paid $30,000 to cover the costs of hiring a replacement dentist in Beaumont;

•	Mr. Castle agreed not to compete with the Company through September 30, 2002; and

•	Mr. Castle agreed not to solicit the Company’s employees for three years.

In February 2001, the Company engaged Getzler & Co., Inc. as a management consultant to assist in the restructuring of the Company. In connection with this consulting agreement, Ira Glazer, a Managing Director of Getzler & Co., served as acting Chief Executive Officer of the Company from February 2001 until June 2001. The Company paid Getzler & Co. $777,000 in fees, $400,000 of which were for the services of Mr. Glazer, for its consulting services. In addition, the Company granted options to purchase 75,000 shares of Common Stock to Getzler & Co. Mr. Glazer is entitled to 50% of such options.

Item 14.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. As part of the Company’s preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the Company is continuing to review its internal control structure and may potentially make improvements to its internal control procedures based on this review.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)    Financial Statements

The following financial statements and the Report of Independent Accountants are filed as a part of this report on the pages indicated:

(a) (2)    Financial Statement Schedules

The following Financial Statement Schedule and the Report of Independent Accountants on Financial Statement Schedule are included in this report on the pages indicated:

Page
Report of Independent Accountants on Financial Statement Schedule.	S-1
Financial Statement Schedule II — Valuation and Qualifying Accounts.	S-2

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

(b)    Reports on Form 8-K

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on April 15, 2003.

CASTLE DENTAL CENTERS, INC.

By:	/s/ JAMES M. USDAN
James M. Usdan Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned, directors and officers of Castle Dental Centers, Inc. (“Company”), do hereby severally constitute and appoint James M. Usdan and Joseph P. Keane and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the securities exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES M. USDAN James M. Usdan	President, Chief Executive Officer, Director	April 15, 2003

/s/ JOSEPH P. KEANE Joseph P. Keane	Senior Vice-President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2003

/s/ FRANK A. BAYNHAM Frank A. Baynham	Director	April 15, 2003

/s/ IRA GLAZER Ira Glazer	Director	April 15, 2003

/s/ PAUL KREIE Paul Kreie	Director	April 15, 2003

/s/ EDWARD L. KUNTZ Edward L. Kuntz	Director	April 15, 2003

CERTIFICATIONS

I, James M. Usdan, certify that:

1.    I have reviewed this annual report on Form 10-K of Castle Dental Centers, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

By: /s/ James M. Usdan

James M. Usdan, President and Chief Executive Officer

(Principal Executive Officer)

CERTIFICATIONS

I, Joseph P. Keane, certify that:

1.    I have reviewed this annual report on Form 10-K of Castle Dental Centers, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

By: /s/ Joseph P. Keane

Joseph P. Keane, Senior Vice President

and Chief Financial Officer

(Principal Financial Officer)

CASTLE DENTAL CENTERS, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Stockholders of Castle Dental Centers, Inc.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Castle Dental Centers, Inc. and its subsidiaries (collectively the “Company”) at December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital. Management’s plans concerning these matters are also discussed in Note 1. The uncertainties associated with these matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, the Company changed the method by which it accounts for goodwill and other intangible assets upon the adoption of the provisions of Statement of Financial Accounting Standard No. 142.

PricewaterhouseCoopers LLP

April 4, 2003

CASTLE DENTAL CENTERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$3,979	$1,522
Patient receivables, net of allowance for uncollectible accounts of $13,555 and $16,946 in 2001 and 2002, respectively	4,810	6,362
Unbilled patient receivables, net of allowance for uncollectible accounts of $717 and $703 in 2001 and 2002, respectively	2,869	2,650
Prepaid expenses and other current assets	1,373	1,438

Total current assets	13,031	11,972

Property and equipment, net	14,746	11,273
Intangibles, net	54,994	14,900
Other assets	1,311	2,811

Total assets	$84,082	$40,956

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$63,759	$2,276
Accounts payable and accrued liabilities	16,983	11,436
Deferred compensation payable, related party	132	—

Total current liabilities	80,874	13,712

Long-term debt, net of current portion	16	47,219
Other long-term liabilities	—	1,935
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value, 1,000,000 shares authorized, 211,282 shares Series A-1 issued and outstanding at December 31, 2002	—	—
Common stock, $.001 par value, 19,000,000 shares authorized, 6,417,206 shares issued and outstanding	6	6
Additional paid-in capital	42,086	46,575
Accumulated deficit	(38,900)	(68,491)

Total stockholders’ equity (deficit)	3,192	(21,910)

Total liabilities and stockholders’ equity (deficit)	$84,082	$40,956

The accompanying notes are an integral part of the consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2000	2001	2002
Net patient revenues	$106,023	$97,924	$100,866
Expenses:
Dentist salaries and other professional costs	28,384	27,091	29,376
Clinical salaries	20,795	19,956	21,698
Dental supplies and laboratory fees	11,730	11,760	11,607
Rental and lease expense	7,608	6,433	5,969
Advertising and marketing	3,847	3,283	2,625
Depreciation and amortization	6,796	6,593	3,614
Other operating expenses	7,344	8,016	7,889
Bad debt expense	15,325	4,948	4,751
General and administrative	13,128	11,291	10,217
Restructuring costs and other charges	—	2,329	4,256
Asset impairment	3,567	2,929	3,356

Total expenses	118,524	104,629	105,358

Operating loss	(12,501)	(6,705)	(4,492)
Litigation settlement	1,495	—	—
Interest expense	7,751	7,960	5,627
Other income	(28)	(68)	(33)
Gain on early extinguishment of debt	—	—	(17,334)

Income (loss) before benefit for income taxes and cumulative effect of change in accounting principle	(21,719)	(14,597)	7,248
Benefit for income taxes	(2,595)	—	(161)

Income (loss) before cumulative effect of change in accounting principle	(19,124)	(14,597)	7,409
Cumulative effect of change in accounting principle, net of tax	—	(250)	(37,000)

Net loss	$(19,124)	$(14,847)	$(29,591)

Income (loss) per common share, basic and diluted:
Income (loss) before cumulative effect of change in accounting principle	$(2.96)	$(2.27)	0.20
Cumulative effect of change in accounting principle	—	(0.04)	(0.99)

Net loss	$(2.96)	$(2.31)	(0.79)

Weighted average number of common and common equivalent shares outstanding
Basic	6,451	6,417	37,202

Diluted	6,451	6,417	37,202

The accompanying notes are an integral part of the consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2000	—	$—	6,417,206	$6	$42,086	$(4,929)	$37,163
Net loss	—	—	—	—	—	(19,124)	(19,124)

Balance, December 31, 2000	—	—	6,417,206	6	42,086	(24,053)	18,039
Net loss	—	—	—	—	—	(14,847)	(14,847)

Balance, December 31, 2001	—	—	6,417,206	6	42,086	(38,900)	3,192
Issuance of preferred stock	211,282	—	—	—	3,840	—	3,840
Issuance of warrants	—	—	—	—	649	—	649
Net loss	—	—	—	—	—	(29,591)	(29,591)

Balance, December 31, 2002	211,282	$—	6,417,206	$6	$46,575	$(68,491)	$(21,910)

The accompanying notes are an integral part of the consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net loss	$(19,124)	$(14,847)	$(29,591)
Adjustments:
Provisions for bad debts	15,325	4,948	4,751
Depreciation and amortization	6,796	6,593	3,614
Amortization of loan cost	412	567	745
Accretion of debt discount	—	—	62
Deferred income taxes	(3,133)	—	—
Asset Impairment	3,567	2,929	3,356
Cumulative effect of change in accounting principle	—	250	37,000
Gain on early extinguishment of debt	—	—	(17,334)
Changes in operating assets and liabilities:
Patient receivables	(5,141)	(867)	(6,317)
Unbilled patient receivables	(453)	104	165
Prepaid expenses and other current assets	1,971	521	(65)
Other assets	(315)	614	31
Accounts payable and accrued liabilities	3,970	3,626	1,258
Deferred compensation payments, related party	(394)	—	—

Net cash provided by (used in) operating activities	3,481	4,438	(2,325)

Cash flows used in investing activities:
Capital expenditures	(3,304)	(910)	(873)
Proceeds from sale of property and equipment	—	—	296
Acquisition of affiliated dental practices, net of cash acquired …	(5,038)	—	—

Net cash used in investing activities	(8,342)	(910)	(577)

Cash flows from financing activities:
Proceeds from debt	16,870	—	1,700
Repayment of debt	(9,066)	(358)	(565)
Bank overdraft	(818)	—	—
Debt issuance costs	(1,283)	(92)	(690)

Net cash provided by (used in) financing activities	5,703	(450)	445

Net change in cash and cash equivalents	842	3,078	(2,457)
Cash and cash equivalents, beginning of period	59	901	3,979

Cash and cash equivalents, end of period	$901	$3,979	$1,522

The accompanying notes are an integral part of the consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Going Concern Basis

The accompanying consolidated financial statements of Castle Dental Centers, Inc. and subsidiaries (the “Company”) have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $19.1 million in 2000, $14.8 million in 2001 and $9.9 million for 2002 before cumulative effect of change in accounting principle and, excluding a $17.3 million gain on early extinguishment of debt. As of December 31, 2002, the Company had a working capital deficit of $1.7 million, an accumulated deficit of $68.5 million and had negative cash flows from operations of $2.3 million for the year ended December 31, 2002. As discussed below (Note 2), in July 2002, the Company completed a restructuring of certain indebtedness, which included extinguishing certain subordinated debt due by the Company and extending payments due under the Company’s senior bank credit facility to more favorable terms. Management believes this is an important step in its plan to maintain the viability of the Company.

In October 2002, the Company undertook additional restructuring activities to improve operating results. Components of this plan included: (i) phasing-out doctor compensation guarantees and implementing doctor profit sharing compensation models; (ii) continuing to monitor and close unprofitable and under-performing dental centers; (iii) continuing to upgrade dental office management personnel; (iv) reducing general and administrative expenses, including the reduction of corporate and regional management and administrative staff; (v) decentralizing and or outsourcing certain processes including the call center, marketing, billing, and collections; and (vi) reducing marketing expenses For 2003, management plans to focus on: (i) aggressive cost control and full implementation of the cost reduction program initiated in October 2002; (ii) re-capitalizing the Company’s balance sheet and securing a revolving credit facility; (iii) continuing to monitor and close unprofitable and under performing dental centers; (iv) refurbishing and modernizing existing dental centers within capital expenditure constraints of $1.8 million; (v) upgrading dental office management personnel; and (vi) training of dental office staff personnel to improve patient services and office efficiency.

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

Corporate Organization and Basis of Presentation

The Company provides administrative and management services, non-healthcare personnel, facilities and equipment to certain professional corporations in Texas, Florida, California and Tennessee (“affiliated dental practices”) under long-term management services agreements.

The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements (“Management Services Agreements”) with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, upon the occurrence of certain events, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost (“nominee arrangements”). At December 31, 2002, all of the affiliated dental practices were owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five years. The management fee charged by

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except from professional corporations located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of net patient revenues; and, (iii) a performance fee equal to the net patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated dental practice and (ii) a management fee in an amount of 30.0% of net patient revenues; plus a bonus equal to 30% of net patient revenues in excess of average monthly net patient revenues over the prior two-year period. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

Net patient revenues include amounts received from capitated managed care contracts that the Company negotiates on behalf of its affiliated dental practices. Under capitated contracts the affiliated dental practice receives a predetermined amount per patient per month in exchange for providing certain necessary covered services to members of the plan. Usually, the capitated plans also provide for supplemental payments and/or co-payments by members for certain higher cost procedures. These contracts typically result in lower average fees for services than the usual and customary fees charged by the Company’s affiliated dental practices and may, in certain instances, expose the Company to losses on contracts where the total revenues received are less than the costs of providing such dental care. The Company generally bears the risk of such loss because it consolidates the financial results of its affiliated dental practices. However, most of these contracts are cancelable by either party on 30 to 90 days written notice thereby reducing the risk of long-term adverse impact on the Company. Fees from capitated contracts totaled $9.1 million, $9.6 million and $9.2 million in 2000, 2001 and 2002, respectively, including supplemental payments and excluding co-payments by members. One managed care contract with a national insurance company accounted for $7.2 million in revenues ($3.3 million in capitation payments and $3.9 million in patient co-payments) in 2002, equal to 7.1% of total net patient revenues. One managed care contract with a national insurance company accounted for $7.2 million in revenues ($3.6 million in capitation payments and $3.6 million in patient co-payments) in 2001, equal to 7.4% of total net patient revenues. The Company periodically evaluates its capitated managed care contracts by

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comparing the average reimbursement per procedure plus the total capitation fees per contract to the usual and customary fees charged by the affiliated dental practice. As of December 31, 2002, the Company did not have a loss in the aggregate related to managed care contracts.

Accounts receivable consist primarily of receivables from patients, insurers, government programs and contracts between the affiliated dental practices and third-party payors for dental services provided by dentists. The Company does not believe that a change in the reimbursement arrangements for its affiliated dental practice contracts with third-party payors would have a material impact on revenues. An allowance for doubtful accounts is recorded by the Company based on historical experience and collection rates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents.

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

Useful lives for property and equipment are as follows:

Equipment	3 – 7 years
Leasehold improvements	5 – 10 years
Furniture and fixtures	5 –7 years
Vehicles	3 – 5 years

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. Management reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or group of assets may not be recoverable in accordance with the provisions of SFAS No. 144. SFAS No. 144 requires that long-lived assets to be held and used be reported at the lower of their carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of their carrying amount or fair value less estimated cost to sell. The Company’s adoption of SFAS No. 144 on January 1, 2002, did not have a material impact on the Company’s financial position and results of operations. As of December 31, 2002, management of the Company believes that its long-lived assets are realizable and that no impairment allowance is necessary.

Intangible Assets

The Company’s acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the affiliated dental practices. As part of the purchase allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. In connection with each acquisition, the Company enters into a long-term management services agreement with each affiliated dental practice, which cannot be terminated by either party without cause. Prior to January 1, 2002, the cost of the management services agreements were amortized on a straight line basis over their term, or such shorter period as may have been indicated by the facts and circumstances. Amortization periods of the management services agreements acquired through December 31, 2001 were 25 years. Effective January 1, 2002, the Company adopted SFAS No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, and reclassified approximately $54.9 million from management services agreements to goodwill. Under SFAS 142, substantially all of the Company’s goodwill is no longer amortized, and the

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company must perform an annual impairment test for goodwill and intangible assets. The Company allocates goodwill to its four reporting units. SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent of that difference. The Company based the fair values of its reporting units on discounted cash flow methodology and other company comparisons. The Company used the services of an outside consultant in preparation of the fair market analysis of the reporting units. Under SFAS No. 142, the Company recorded a transitional goodwill impairment charge of $37.0 million, presented as a cumulative effect of accounting change at the beginning of the fiscal year. This transitional goodwill impairment charge is attributable to market declines in its reporting units in Texas, Florida, California and Tennessee. The Company recorded a $3.0 million impairment charge for the year ended December 31, 2002, as a result of lower than projected earnings in the California and Florida units.

The following unaudited pro forma information presents the income (loss) and income (loss) per common share adjusted for SFAS No. 142 (in thousands):

	For the Year Ended December 31,
	2000	2001	2002
Income (loss):
Reported income (loss) before cumulative effect of change in accounting principle	$(19,124)	$(14,597)	$7,409
Add back: goodwill amortization, net of tax	2,772	2,731	—
Adjusted income (loss) before cumulative effect of change in accounting principle	(16,352)	(11,866)	7,409
Cumulative effect of change in accounting principle	—	(250)	(37,000)

Adjusted net loss	$(16,352)	$(12,116)	$(29,591)

Income (loss) per common share, basic and diluted:
Reported income (loss) before cumulative effect of change in accounting principle	$(2.96)	$(2.27)	$0.20
Add back: goodwill amortization, net of tax	0.43	0.43	—

Adjusted income (loss) before cumulative effect of change in accounting principle	(2.53)	(1.84)	0.20
Cumulative effect of change in accounting principle	—	(0.04)	(0.99)

Adjusted net loss	$(2.53)	$(1.88)	$(0.79)

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

	Texas	Florida	Tennessee	California	Total
Balance at December 31, 2001	$29,225	$4,733	$4,323	$16,557	$54,838
Cumulative effect of change in accounting principle	(22,600)	(2,900)	(1,900)	(9,600)	(37,000)
Impairment charge	—	(900)	—	(2,100)	(3,000)

Balance at December 31, 2002	$6,625	$933	$2,423	$4,857	$14,838

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets

Other assets consist primarily of debt issuance costs and deposits. The costs related to the issuance of debt are capitalized and amortized into interest expense using the straight-line method, which approximates the interest method, over the term of the related debt. Accumulated amortization was $1.2 million and $0.4 million as of December 31, 2001 and 2002s, respectively. During 2002 the Company entered into a restructuring of certain debt (Note 2) and accordingly wrote-off net loan costs of approximately $0.6 million, consisting of $2.1 million in costs and $1.5 million in accumulated amortization.

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

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In accordance with the provisions of APB No. 25, stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates in accordance with SFAS No. 148 the effect of net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,
	2000	2001	2002
Net loss, as reported	$(19,124)	$(14,847)	$(26,591)
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(402)	(154)	—

Pro forma net loss	$(19,526)	$(15,001)	$(26,591)

Basic and diluted loss per share:
Net loss, as reported	$(2.96)	$(2.31)	$(0.71)

Pro forma net loss	$(3.03)	$(2.34)	$(0.71)

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

On August 16, 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligation”. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. These provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. Management believes the application of SFAS 143 will not have a material effect on the Company’s financial position, results of operations or cash flow.

In May 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.” This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS 145 in July 2002 and recognized a gain of approximately $17.3 million on early extinguishment of debt in connection with the Restructuring (Note 2).

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this guidance include termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Certain provisions of this standard would require costs expensed by the Company in 2002 to be recognized as period costs in future periods. The Company has not elected to early adopt this standard. Had the Company elected to adopt this statement early, management believes it would not have had a material effect on the Company’s financial position, results of operations or cash flow.

In October 2002, the FASB issued SFAS No. 147 (“SFAS 147”) “Accounting of Certain Financial Institutions”. The SFAS 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS Standard No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. In addition, this statement amends SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to the impairment and disposal accounting for certain acquired long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002. Management believes the application of SFAS 147 will not have a material effect on the Company’s financial position, results of operations or cash flows.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – an Amendment of FAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS 148 does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, “Accounting for Stock Issued to Employees.” However, those companies that continue to account for awards of stock-based employee compensation under the intrinsic value method of APB 25 are required to disclose certain information using a tabular presentation mandated by SFAS 148. We will continue accounting for

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock-based compensation using the intrinsic value method under APB 25 and have presented the disclosures required by SFAS 148 above.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The provisions related to the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The provisions related to recognition and measurement of guarantees are effective for financial statement periods beginning after December 31, 2002, on a prospective basis. Management believes the application of FIN 45 will not have a material effect on the Company’s financial position, results of operations or cash flow.

In January 2003 the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses the consolidation of variable interest entities (VIE’s) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE. The consolidation requirements of FIN 46 apply immediately to VIE’s created after January 31, 2003. For VIE’s created earlier, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. The Company has no interests in VIE’s that will require disclosure or consolidation under FIN 46.

2.    RESTRUCTURING

From June 2000 until July 2002, the Company was in default under (1) a bank credit agreement of $45.2 million (the “Old Credit Agreement”) with its senior secured lenders (the “Senior Secured Lenders”); (2) senior subordinated notes and subordinated convertible notes of $15.0 million (the “Senior Subordinated Notes”) issued to Heller Financial, Inc. and Midwest Mezzanine Fund II, L.P. (collectively, the “Senior Subordinated Lenders”); and (3) subordinated notes and other subordinated indebtedness of $3.2 million issued to various sellers of dental practices to the Company (collectively, the “Old Notes”).

On July 19, 2002, the Company entered into a restructuring (the “Restructuring”) with its Senior Secured Lenders, its Senior Subordinated Lenders and the holders of the Old Notes regarding the debt outstanding under the Old Credit Agreement, the Senior Subordinated Notes and the Old Notes. Pursuant to the Restructuring, the Company:

•	exchanged 32,002 shares of Convertible Preferred Stock, Series A-1 (Note 7), par value $.001 per share (“Series A-1 Stock”), for approximately $3.5 million in aggregate principal and interest of its Old Notes;

•	exchanged 179,280 shares of Series A-1 Stock for approximately $18.1 million in aggregate principal and interest of the Senior Subordinated Notes;

•	amended and restated the Old Credit Agreement (Note 5);

•	issued warrants to purchase 60,859 shares of Convertible Preferred Stock, Series A-2 (Note 7), par value $.001 per share (“Series A-2 Stock”), for a nominal price to the Senior Secured Lenders;

•	borrowed $1.7 million from the Senior Subordinated Lenders and James M. Usdan, the Company’s Chief Executive Officer (collectively with the Senior Subordinated Lenders, the “New Money Lenders”) and issued convertible notes with an aggregate principal amount of $1.7 million, which notes are initially convertible into 3,105,618 shares of Common Stock; and issued warrants to purchase 17,974,062 shares of the Common Stock for a nominal price to the New Money Lenders.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Settlement Agreements provided for mutual releases of any claims that either party may have had, as well as the following terms: (i) Dr. Castle’s estate waived the right to receive the final payment of $0.1 million due under a deferred compensation agreement; (ii) the Company paid Mr. Castle severance through June 30, 2002 of approximately $0.3 million, reimbursed him for medical insurance and forgave $45,000 of debt that Mr. Castle owed to the Company; (iii) in August 2002, Mr. Castle acquired two offices located in Corpus Christi and one office located in Beaumont and the Company paid Mr. Castle an additional $54,000 of related expenses; and (iv) effective June 30, 2002, the Company terminated a lease of a property held by Goforth, Inc., which is owned by Mr. Castle, that required payments of approximately $16,000 per month and had a remaining term of approximately five years.

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

3.    SELECTED BALANCE SHEET INFORMATION:

The details of certain balance accounts were as follows.

	December 31,
	2001	2002
	(in thousands)
Property and equipment:
Equipment	$16,666	$16,464
Leasehold improvements	10,271	9,995
Furniture and fixtures	2,571	2,572
Vehicles	161	177

Total property and equipment	29,669	29,208
Less accumulated depreciation	14,923	17,935

Property and equipment, net	$14,746	$11,273

Depreciation expense was approximately $4.0 million, $3.8 million and $3.5 million for the years ended December 31, 2000, 2001 and 2002, respectively. Fully depreciated assets in use as of December 31, 2001 and 2002 were approximately $4.5 million and $5.2 million, respectively.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2001	2002
	(in thousands)
Intangibles:
Goodwill	$—	$14,838
Management services agreements	65,379	—
Other	355	355

Total intangibles	65,734	15,193
Less accumulated amortization	10,740	293

Intangibles, net	$54,994	$14,900

Amortization expense was approximately $2.8 million, $2.8 million and $0.1 million for the years ended December 31, 2000, 2001 and 2002, respectively. As discussed in Note 1 under “Intangible Assets”, effective January 1, 2002, the Company adopted SFAS 142 and has reclassified approximately $54.9 million from intangible assets to goodwill. See Note 1 for further discussion.

	December 31,
	2001	2002
	(in thousands)
Accounts payable and accrued liabilities:
Trade	3,113	2,937
Due to patients	3,666	3,767
Salaries, wages and payroll taxes	2,641	3,441
Interest	5,552	310
Legal	1,243	—
Other	768	981

Total accounts payable and accrued liabilities	$16,983	$11,436

4.    ACQUISITIONS:

The Company did not make any acquisitions during the years ended December 31, 2001 and 2002. In January 2000, the Company entered into a settlement agreement with Dental Consulting Services, LLC (“DCS”), a 20% shareholder in Castle Dental Centers of California, LLC. Pursuant to the terms of the settlement agreement, the Company acquired the 20% minority interest and a conversion right held by DCS. Total consideration paid by the Company was $5.3 million of which $300,000 was paid in November 1999 as a deposit.

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

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of assets acquired and liabilities assumed are summarized as follows:

December 31, 2000
(in thousands)
Prepaid expenses and other current assets	(334)
Property and equipment, net	15
Other assets	(305)
Management services agreements	274
Accounts payable and accrued liabilities	(100)
Deferred taxes	1,275
Minority interest	4,354

5,179
Less: issuance of notes payable	141

Cash purchase price, net of cash acquired	$5,038

5.    LONG-TERM DEBT:

Long-term debt consisted of the following:

	December 31,
	2001	2002
	(in thousands)
Credit Agreement	$—	$47,228
Old Credit Agreement	45,230	—
New Money Lenders, net of discount of $357	—	1,405
Senior Subordinated Notes	15,000	—
Old Notes	3,425	—
Litigation settlement (Note 6)	—	846
Other notes payable	120	16

Total debt	63,775	49,495
Less current portion	63,759	2,276

Long-term debt	$16	$47,219

As discussed in Note 2, prior to July 2002 the Company maintained the Old Credit Agreement with its Senior Secured Lenders that provided for borrowings up to $55.0 million. In connection with the Restructuring, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with the Senior Secured Lenders. Pursuant to the terms of the Credit Agreement, the aggregate unpaid principal balance of the Old Credit agreement amounting to $45.2 million plus accrued and unpaid default interest and other obligations of $2.2 million have been converted to a term loan in the amount of $47.4 million. Principal of the Credit Agreement is payable quarterly in installments of $0.5 million beginning March 31, 2003, increasing to $1.0 million March 31, 2004, and $1.6 million March 31, 2005 with a final payment of the remaining principal balance due July 19, 2005. As defined in the Credit Agreement, the Company is required to make an annual cash flow payment and other mandatory prepayments. Interest, payable monthly, is computed at the bank’s prime rate plus two percent. An administrative fee of $25,000 is payable annually with the first installment paid on July 19, 2002. Fees include (1) a one percent restructuring fee totaling approximately $0.5 million, which is payable in four quarterly installments of $0.1 million plus accrued interest at the bank’s prime rate plus two percent, beginning September 19, 2002 and (2) a four percent

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financing fee amounting to approximately $1.9 million, which is payable in full, without interest, on July 19, 2005. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. In addition, the Company cannot receive a going concern opinion from its independent accountants. At December 31, 2002, $47.2 million was outstanding under the Credit Agreement. On July 19, 2002, the Company issued warrants to purchase 60,859 shares of Series A-2 Stock to the Senior Secured Lenders in connection with the execution of the Credit Agreement.

On July 19, 2002 the Company issued convertible notes with an aggregate principal amount of $1.7 million, less a discount of $0.4 million to reflect the value of warrants issued, evidencing the amount borrowed from the New Money Lenders. The notes are initially convertible into 3,105,618 shares of the Company’s common stock, par value $.001 per share. Interest of 15% per annum, is accrued monthly and deferred until permitted to be paid by the Senior Secured Lenders. Principal is due June 30, 2007. The New Money Lenders received warrants to purchase 17,974,062 shares of common stock for a nominal exercise price. These warrants were valued at $0.4 million.

Prior to the Restructuring, the Company maintained Senior Subordinated Notes of $15.0 million. On July 19, 2002 the Company issued 179,280 shares of Series A-1 Stock to the holders of the Senior Subordinated Notes in exchange for the Senior Subordinated Notes plus outstanding interest of approximately $3.0 million at that date.

The Company had issued various Old Notes in connection with certain acquisitions. On July 19, 2002, the Old Notes were exchanged for 32,002 shares of Series A-1 Stock.

At December 31, 2001, approximately $0.9 million (net of accumulated amortization of approximately $1.2 million) of debt issuance costs had been capitalized in connection with the issuance of the Debt Agreements.

The aggregate maturities of long-term debt for each of the next five years subsequent to December 31, 2002, were as follows (in thousands):

2003	$2,276
2004	3,767
2005	41,987
2006	60
2007	1,405

$49,495

6.    COMMITMENTS AND CONTINGENCIES:

Lease Commitments

Future minimum lease payments under non-cancelable operating leases with remaining terms of one or more years consisted of the following at December 31, 2002 (in thousands):

2003	$4,372
2004	3,523
2005	2,949
2006	2,255
2007	1,364
Thereafter	1,490

Total minimum lease obligation	$15,953

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into operating leases for various types of office equipment and for its building facilities. Certain building facility leases include rent escalation clauses. Most leases contain purchase and renewal options at fair market rental values.

Litigation

On May 30, 2002, litigation was filed in the Circuit Court for Putnam County, Tennessee against the Company and one of its subsidiaries by the spouse and children of a patient of an affiliated dental practice alleging that the defendants were negligent and vicariously liable in the care and treatment of the patient, resulting in his death. The lawsuit seeks damages in the amount of $10 million, in excess of the policy limits of $1.0 million per occurrence carried by the Company. The Company has filed a response to the litigation denying liability in this matter and intends to vigorously defend itself. The matter has been set for trial on July 28, 2003, and discovery has commenced. In April 2003, the medical examiner for Davidson County, Tennessee released an autopsy report indicating that the cause of death was congestive heart failure caused by arteriosclerotic heart disease (hardening of the arteries). Based on these findings, the Company cannot determine what liability, if any, may be assessed against it and therefore has not recorded any liability in this matter. However, a judgment against the Company in excess of the insurance policy limits could have a material adverse effect on the Company.

In June 2000, the Company recorded litigation expenses of $1.5 million resulting from an arbitration award against two subsidiaries of the Company in an arbitration proceeding in Los Angeles, California. The arbitrator found that the subsidiaries had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $1.1 million, plus interest at 10 percent from the date that the judgment was filed. In connection with the July 2002 Restructuring, the Company entered into a forbearance agreement with the plaintiffs regarding this judgment. The Company agreed to make the following payments in exchange for forbearance in enforcing the judgment (1) $100,000 interest payment paid in July 2002, (2) twenty-three monthly installments of $30,000 each beginning August 2002 and (3) then $25,000 monthly installments until paid in full. Approximately $0.8 million is outstanding under the agreement at December 31, 2002 and is included in long-term debt.

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

7.    PREFERRED STOCK

The Company has authorized 1,000,000 shares of preferred stock, of which no shares were outstanding prior to the Restructuring. In connection with Restructuring (Note 2), the Company issued 211,282 shares of Series A-1 Stock, which is recorded at a fair value of $4.0 million, and issued warrants to purchase 60,859 shares of Series A-2 Stock. The Series A-1 Stock is convertible into an aggregate of 38,597,724 shares of common stock. The Series A-1 Stock has customary anti-dilution protection with regard to such events as stock splits and stock dividends. Upon liquidation, a holder of a share of Series A-1 Stock is entitled to a preferential distribution in liquidation equal to $100 per share. The Series A-2 Stock issuable to the Senior Secured Lenders upon exercise of their warrants issued in connection with the Restructured Credit Agreement have a liquidation preference equal of $47.341 per share, for an aggregate liquidation preference of $2.9 million.

Each share of Series A-1 Stock and Series A-2 Stock is currently convertible into approximately 182.7 shares of Common Stock and, once issued, votes on an “as converted” basis on all matters submitted to the

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

holders of Common Stock of the Company. Holders of Series A-1 Stock, are entitled to elect a majority of the directors of the Company.

As of December 31, 2002, the Company did not have enough shares of common stock authorized for the conversion rights issued in connection with the Restructuring. The number of authorized shares was increased to 101.0 million common shares at its stockholders meeting held in January 2003.

8.    INCOME TAXES

Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2001	2002
	(in thousands)
Deferred tax assets:
Intangibles	$—	$11,924
Net operating loss carryforward	12,524	6,912
Allowance for bad debts	4,743	6,050
Property and equipment	—	250
Litigation settlement	421	322
Other	281	477

Total deferred assets	17,969	25,935
Less valuation allowance	(14,138)	(24,640)

	3,831	1,295

Deferred tax liabilities:
Unbilled receivables	(1,090)	(1,007)
Management services agreement	(2,088)	—
Property and equipment	(397)	—
Other	(256)	(288)

	(3,831)	(1,295)

Net deferred tax assets (liabilities)	—	—

Significant components of the provision for income taxes on continuing operations were as follows:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Current tax provision (benefit):
Federal	$481	$—	$(161)
State	57	—	—

Total current	538	—	(161)

Deferred tax provision (benefit):
Federal	(2,803)	—	—

State	(330)	—	—

Total deferred	(3,133)	—	—

Benefit for income taxes	$(2,595)	$—	$(161)

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between the statutory federal tax rate and the Company’s effective tax rate on continuing operations were as follows:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Tax at U.S. statutory rate (34%)	$(7,385)	$(5,048)	$(10,061)
State income taxes, net of federal tax	(869)	(594)	(1,184)
Nondeductible expenses and other	65	47	32
Change in estimate of net operating loss carryforward	380	(3,329)	711
Valuation allowance	5,214	8,924	10,502
Federal income tax carryback refund	—	—	(161)

Provision (benefit) for income taxes	$(2,595)	$—	$(161)

At December 31, 2002, the Company had net operating loss carryforwards available to reduce future taxable income of approximately $19.4 million, expiring in years from 2016 through 2020. Changes in ownership resulting from the Restructuring will result in significant limitations in the Company’s ability to utilize these net operating loss carryforwards and other deferred tax assets to offset future taxable income.

9.    STOCK OPTION PLANS:

The Company grants stock options under the Castle Dental Centers, Inc. Omnibus Stock and Incentive Plan, a stock-based incentive compensation plan (the “Employees’ Plan”), the Non-employee Directors’ Stock Option Plan (the “Directors’ Plan”, together the “Plans”) and the 2002 Stock Option Plan (the “2002 Plan”, and together with the “Employees’ Plan and the Directors’ Plan the “Plans”) which are described below. The Company recognizes stock-based compensation issued to employees at the intrinsic value between the exercise price of options granted and the fair value of stock for which the options may be exercised. However, pro forma disclosures as if the Company recognized stock-based compensation at the fair-value of the options themselves are presented in Note 1.

Under the Employees’ Plan, the Company was authorized to issue 1,050,000 shares of Common Stock pursuant to “Awards” granted to officers and key employees in the form of stock options and restricted stock. Under the Directors’ Plan, the Company was authorized to issue 150,000 shares of Common Stock to non-employee directors of the Company. Under the 2002 Plan, the Company is authorized to issue 15,287,218 shares of Common Stock pursuant to “Awards” granted to officers and key employees in the form of stock options. Following adoption of the 2002 Plan, no further awards will be granted under the Employees’ Plan or the Directors’ Plan.

There are 679,900 options granted under the Employees’ Plan at December 31, 2002. No stock options were granted under the Directors’ Plan or the 2002 Plan at December 31, 2002. The Compensation Committee administers the Plans. These stock options have contractual terms of 10 years and have an exercise price no less than the fair market value of the stock at grant date. The options vest at varying rates over a four or five-year period, beginning on the first anniversary of the date of grant. Following is a summary of the status of the Company’s stock options as of December 31, 2002 and the changes during the three-year period then ended.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares of Underlying Options	Weighted Average Exercise Price
Granted	62,500	$2.91
Exercised	—	—
Forfeited	(34,267)	6.33
Expired	(27,933)	4.70

Outstanding at December 31, 2000	1,030,400	$7.01

Exercisable at December 31, 2000	490,150	$8.24

Granted	400,000	$0.21
Exercised	—	—
Forfeited	(238,725)	6.97
Expired	(302,775)	7.24

Outstanding at December 31, 2001	888,900	$4.22

Exercisable at December 31, 2001	407,839	$7.77

Granted	—	$—
Exercised	—	—
Forfeited	(172,350)	8.47
Expired	(36,650)	3.83

Outstanding at December 31, 2002	679,900	$2.72

Exercisable at December 31, 2002	382,300	$4.47

Weighted-average fair value of options granted during the year:
2000	$1.98
2001	0.17
2002	—

For purposes of the pro forma disclosures in Note 1, under “Accounting For Stock-Based Compensation”, the fair value of each stock option granted by the Company was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0% for each year; expected volatility of 79.1% for 2000, 83.9% for 2001, and 63.5% for 2002; risk-free interest rates are 6.6% for 2000, 5.4% for 2001, and 3.8% for 2002; and the expected lives of the options average five years for 2000 and eight years for 2001 and seven years for 2002.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Weighted Number Outstanding at 12/31/02	Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$0.00 to $1.99	400,000	8.50	$0.21	131,250	$0.21
$2.00 to $7.99	165,900	6.51	$3.75	137,050	$3.96
$8.00 to $10.00	114,000	4.56	$10.00	114,000	$10.00

	679,900	7.35	$2.71	382,300	$4.47

10.    EARNINGS PER SHARE:

A reconciliation of the denominators of the basic and diluted shares for the computation of net income follows.

	December 31,
	2000	2001	2002
	(in thousands)
Shares
Shares - common (1)	6,451	6,417	6,417
Series A-1 convertible preferred stock	—	—	17,554
Warrants	—	—	13,231
Options and warrants	—	—	—

Shares - basic and diluted	6,451	6,417	37,202

(1) 2000 includes the weighted average of 34,000 shares of common stock issuable upon the exercise of a conversion right. This conversion right was terminated in January 2000 when the Company acquired the minority interest in its California subsidiary.

Options to purchase an aggregate 1,030,400 shares of common stock at exercise prices of $2.31 to $13.00 per share were excluded from the calculation of diluted loss per share for 2000 because their effect would have been antidilutive. Options to purchase an aggregate 888,900 shares of common stock at exercise prices of $0.21 to $13.00 per share were excluded from the calculation of diluted loss per share for 2001 because their effect would have been antidilutive. Options to purchase an aggregate 679,900 shares of common stock at exercise prices of $0.21 to $13.00 per share were excluded from the calculation of diluted loss per share for 2002 because their effect would have been antidilutive.

A warrant to purchase 56,579 shares of common stock at $11.00 per share was excluded from the calculation of diluted earnings per share for 2000 because its effect would have been antidilutive. The warrant expired in December 2000.

11.    DEFINED CONTRIBUTION PLANS:

In August 1996, the Company adopted a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). All permanent employees of the Company are eligible to

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participate in the 401(k) Plan upon the completion of three months of service. The Company may match contributions made by participants under the Plan each year in an amount determined by the Company on a year-to-year basis. The Company did not make any contributions to the Plan in 2000 or 2001. Company contributions for the year ended December 31, 2002 were approximately $0.1 million.

12.    SUPPLEMENTAL CASH FLOW INFORMATION:

	December 31,
	2000	2001	2002
	(in thousands)
Cash paid during the period for:
Interest	$5,068	$4,909	$4,065
Income taxes	294	—	—
Supplemental disclosure of noncash investing and financing activities:
Issuance of long-term obligation for debt issuance cost	—	—	1,897
Issuance of warrants in exchange for long-term debt obligations	—	—	680
Forgiveness of long-term debt obligations plus accrued interest	—	—	22,004
Write-off of debt issuance cost	—	—	(422)
Issuance of preferred stock in exchange for long-term debt obligations	—	—	4,000
Reclassification of accrued certain litigation and interest expense to long-term debt obligations in connection with the Restructuring	—	—	3,306
Acquisition of property and equipment with note payable	—	25	—

13.    CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

Credit Risk

The Company grants customers credit in the normal course of business. The Company does not require collateral on the extension of credit. Procedures are in effect to monitor the creditworthiness of customers and appropriate allowances are made to reduce accounts to their net realizable values.

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation. The Company’s accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Financial Instruments

The following estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, and the accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying amounts of the Company’s long-term borrowings as of December 31, 2001 and 2002, respectively, approximate their fair value based on the Company’s current incremental borrowing rates for similar type of borrowing arrangements.

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

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

14.    RELATED PARTY TRANSACTIONS:

Pursuant to the Restructuring, Heller Financial, Inc. received 119,520 shares of Series A-1 Stock in exchange for $12.0 million in aggregate principal and interest of Senior Subordinated Notes and Midwest Mezzanine Fund, LP (“Midwest”) received 59,760 shares of Series A-1 Stock in exchange for $6.0 million in aggregate principal and interest of Senior Subordinated Notes. Accordingly, Heller and Midwest became the majority stockholders of the Company. In addition, Heller and Midwest each loaned $0.5 million to the Company in exchange for $0.5 million in aggregate principal amount of notes convertible into 913,417 shares of Common Stock and warrants to purchase 5,286,489 shares of Common Stock. Mr. James Usdan, the Company’s President and Chief Executive Officer, loaned $0.7 million to the Company in exchange for $0.7 million in aggregate principal amount of notes convertible into 1,278,784 shares of Common Stock and a warrant to purchase 7,401,084 shares of Common Stock.

Mr. Kreie, a nominee of Midwest, is a special limited partner of ABN AMRO Mezzanine Management II, L.P., which is the general partner of Midwest. As a result of this partnership interest, Mr. Kreie is entitled to a nominal and contingent interest in Midwest’s returns on its investments.

Mr. Cresci, a former director of the Company, is a Managing Director of Pecks Management Partners Ltd., the investment advisor to the Pecks Investors, which beneficially own 948,243 shares of Common Stock. Mr. Cresci was nominated as a director of the Company pursuant to the provisions of a Stockholders Agreement between the Company, Pecks Management Partners Ltd. and certain members of Jack H. Castle, Jr.’s family. This Stockholders Agreement was terminated in connection with the Restructuring.

The Company has entered into a Settlement Agreement with Jack H. Castle, Jr. and the estate of Jack H. Castle, D.D.S. Mr. Castle served as the Company’s Chief Executive Officer until February 2001 and continued as the Company’s Chairman of the Board until July 1, 2001. Dr. Castle owned all of the capital stock of Castle Dental Associates of Texas, P.C. (formerly Jack H. Castle, D.D.S., P.C.), the professional corporation that employs all of the affiliated dentists in the State of Texas (the “Texas PC”), until his death in May 2002.

In December 1995, the Company acquired all of the stock of Jack H. Castle, D.D.S., Inc., a professional corporation of which Dr. Castle, was the sole owner. In connection with that transaction, the Company paid Dr. Castle $6.0 million in cash and entered into a Deferred Compensation Agreement with Dr. Castle pursuant to which the Company agreed to pay Dr. Castle $2.6 million in 20 quarterly installments of $131,500 beginning March 1996 and ending in December 2000. Prior to entering into the Settlement Agreements, the Company owed Dr. Castle one additional payment of $131,500, which is included in deferred compensation payable, related party at December 31, 2001. Pursuant to the Settlement Agreements, Dr. Castle’s estate waived the right to receive the $131,500 payment due under the deferred compensation agreement.

In connection with the purchase of the stock of Jack H. Castle, D.D.S., Inc., the Company also entered into a Management Services Agreement with the Texas PC. Pursuant to the Management Services Agreement, Dr.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Castle, as sole shareholder of the Texas PC, received an annual payment of $100,000 for services performed in connection therewith. Upon the death of Dr. Castle, the Company exercised its right to designate the licensed dentist who owns the Texas PC’s capital stock and amended the management services agreement to eliminate the $100,000 annual payment.

In March 2002, the Company terminated a lease (the “Lease”) of a property held by Goforth, Inc., which is owned by Mr. Castle. The Lease required payments of approximately $16,000 per month and had a remaining term of approximately five years. Goforth also submitted a claim to the Company for reimbursement of $228,594 in build-out expenses relating to the property underlying the Lease. In connection with the Settlement Agreement, Mr. Castle, on behalf of his affiliates, including Goforth, released the Company from any and all claims, including obligations under the Lease, and the Company agreed to pay all rent on the Lease through June 30, 2002. The Company paid $174,000, $197,000 and $33,000 under the terms of the lease agreement during 2000, 2001 and 2002, respectively.

In addition to the provisions discussed above, the Settlement Agreements provide for the following:

•	Dr. Castle’s estate and Mr. Castle both agreed that the trademarks “Castle Dental Centers”, “Castle Dental” and “Jack H. Castle, D.D.S., P.C.” belong to the Company;

•	Mr. Castle was paid severance of $21,147 per month from July 1, 2001 through June 30, 2002;

•	Mr. Castle was reimbursed for medical insurance through June 30, 2002;

•	Mr. Castle’s $45,000 debt to the Company was forgiven;

•	Mr. Castle was reimbursed for certain out-of-pocket expenses and transferred his home computer;

•	Companies owned by Mr. Castle acquired two offices located in Corpus Christi and one office located in Beaumont;

•	Upon the transfer of the Corpus/Beaumont assets, Mr. Castle was paid an additional severance payment of $24,000;

•	Upon the transfer of the Corpus/Beaumont assets, Mr. Castle was paid $30,000 to cover the costs of hiring a replacement dentist in Beaumont;

•	Mr. Castle agreed not to compete with the Company through September 30, 2002; and

•	Mr. Castle agreed not to solicit the Company’s employees for three years.

In February 2001, the Company engaged Getzler & Co., Inc. as a management consultant to assist in the restructuring of the Company. In connection with this consulting agreement, Ira Glazer, a Managing Director of Getzler & Co., served as acting Chief Executive Officer of the Company from February 2001 until June 2001. The Company paid Getzler & Co. $777,000 in fees, $400,000 of which were for the services of Mr. Glazer, for its consulting services. In addition, the Company granted options to purchase 75,000 shares of Common Stock to Getzler & Co. Mr. Glazer is entitled to 50% of such options. Mr. Glazer is a member of the Company’s board of directors.

In 2000, the Company recognized compensation expense and forgave $265,000 in loans to a former president and chief operating officer.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    ASSET IMPAIRMENT AND RESTRUCTURING CHARGES AND OTHER CHARGES:

As discussed in Note 2, from June 2000 until July 19, 2002 the Company was in default under its Old Credit Agreement. In January 2001 the Company announced plans to restructure the Old Credit Agreement, which was completed in July 2002. The Company recorded the following costs in 2000, 2001 and 2002 related to the Restructuring. The Company has recognized and accounted for these costs in accordance with the provisions of Emerging Issues Task Force Consensus No. 94-3 “Accounting for Restructuring Costs”.

	Restructuring and Other Costs in 2000	Payments to Settle Obligations	Asset Write-down	Balance at December 31, 2000
Asset impairment	3,567	—	3,567	—

Total	3,567	—	3,567	—

	Restructuring and Other Costs in 2001	Payments to Settle Obligations	Asset Write-down	Balance at December 31, 2001
Asset impairment	$2,929	$—	$2,929	$—
Legal and professional services	1,495	1,279	—	216
Severance costs	450	279	—	171
Dental center closures	384	11	—	373

Total	$5,258	$1,569	$2,929	$760

	Restructuring and Other Costs in 2002	Payments to Settle Obligations	Asset Write-down	Balance at December 31, 2002
Asset impairment	$356	$—	$356	$—
Legal and professional services	2,868	2,943		141
Severance costs	992	568	—	595
Dental center closures	396	271	—	498

Total	$4,612	$3,782	$356	$1,234

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    QUARTERLY FINANCIAL DATA (UNAUDITED):

	First	Second	Third	Fourth
	(in thousands, except per share data)
2001
Net patient revenues	$27,723	$24,504	$23,152	$22,545
Operating income (loss)	1,899	(1,545)	(1,130)	(5,929)
Net loss before cumulative effect of change in accounting principle	(291)	(3,686)	(2,891)	(7,729)
Cumulative effect of change in accounting principle	(250)	—	—	—
Net loss	(541)	(3,686)	(2,891)	(7,729)
Basic and diluted earnings per share (1)
Net loss before cumulative effect of change in accounting principle	$(0.05)	$(0.57)	$(0.45)	$(1.20)
Cumulative effect of change in accounting principle	(0.04)	—	—	—

Net loss	$(0.09)	$(0.57)	$(0.45)	$(1.20)

2002
Net patient revenues	$25,488	$25,146	$25,934	$24,298
Operating income (loss)	173	66	(2,709)	(2,022)
Net loss before cumulative effect of change in accounting principle	(1,442)	(1,399)	13,420	(3,170)
Cumulative effect of change in accounting principle	—	(37,000)	—	—
Net loss	(1,442)	(38,399)	13,420	(3,170)
Basic and diluted earnings per share (1)
Net loss before cumulative effect of change in accounting principle	$(0.22)	$(0.22)	$0.22	$—
Cumulative effect of change in accounting principle	—	(5.77)	—	—

Net loss	$(0.22)	$(5.99)	$0.22	$—

(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not necessarily equal the total computed for the year due to stock transactions that occurred.

17.    OPERATING SEGMENTS:

Financial information is provided below for each of the Company’s operating regions. The Company measures the performance of its regional operations primarily based on net patient revenues and operating income. There are no inter-regional revenues. The Company’s primary measures of profit by which it formulates decisions and communicates to investors and analysts are net income and earnings per share. Financial information internally reported for the Company for the years ended December 31, 2000, 2001 and 2002 is as follows:

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Net patient revenues:
Texas	$70,948	$66,201	$66,322
Florida	11,348	11,092	11,631
Tennessee	12,592	11,017	11,686
California	11,135	9,614	11,227

Total net patient revenues	$106,023	$97,924	$100,866

Operating expenses:
Texas	$74,462	$62,088	$61,252
Florida	13,271	13,034	11,605
Tennessee	12,563	10,372	10,069
California	10,346	8,915	11,019
Corporate, general and administrative expenses	7,882	7,891	7,157
Restructuring costs and other charges	—	2,329	4,256

Total operating expenses	$118,524	$104,629	$105,358

Operating income (loss):
Texas	(3,514)	4,113	5,070
Florida	(1,923)	(1,942)	26
Tennessee	29	645	1,617
California	789	699	208
Corporate, general and administrative expenses	(7,882)	(7,891)	(7,157)
Restructuring costs and other charges	—	(2,329)	(4,256)

Total operating income (loss)	(12,501)	(6,705)	(4,492)
Litigation settlement	1,495	—	—
Interest expense	7,751	7,960	5,627
Other (income) expense	(28)	(68)	(33)
Gain on early extinguishment of debt	—	—	(17,334)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	$(21,719)	$(14,597)	$7,248

		Year Ended December 31,
Assets:		2001	2002
Texas		$49,097	$21,992
Florida		6,700	2,824
Tennessee		6,900	5,088
California		19,193	8,462

Total assets for reportable segments		81,890	38,366
Unallocated amounts		2,192	2,590

Total assets		$84,082	$40,956

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

Castle Dental Centers, Inc.:

Our audits of the consolidated financial statements referred to in our report dated April 4, 2003 appearing in this 2002  Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Houston, Texas

April 4, 2003

S-1

CASTLE DENTAL CENTERS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Patient Receivables:	Balance Beginning Of Year	Charged To Expenses	Deductions	Other		Balance At End Of Year
Year ended December 31, 2000:
Allowance for uncollectible accounts - patient receivables	$13,588	$13,157	$15,033	$329	(1)	$12,041

Year ended December 31, 2001:
Allowance for uncollectible accounts - patient receivables	$12,041	$4,897	$3,290	$(93	)(1)	$13,555

Year ended December 31, 2002:
Allowance for uncollectible accounts - patient receivables	$13,555	$4,792	$1,173	$(228	)(1)	$16,946

Unbilled Patient Receivables:	Balance Beginning Of Year	Charged To Expenses	Deductions	Other		Balance At End Of Year
Year ended December 31, 2000:
Allowance for uncollectible accounts - unbilled patient receivables	$904	$2,168	$2,334	$—		$738

Year ended December 31, 2001:
Allowance for uncollectible accounts - unbilled patient receivables	$738	$51	$—	$(72)		$717

Year ended December 31, 2002:
Allowance for uncollectible accounts - unbilled patient receivables	$717	$(14)	$—	$—		$703

(1)	Adjustments to patient accounts that are charged to the allowance for doubtful accounts.

S-2

(a) (3) Exhibits

Exhibit Number	Description of Exhibit
2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.*
3.	Articles of Incorporation and By-laws

3.1        Amended and Restated Certificate of Incorporation of Castle Dental Centers, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2001, File No. 001-13263)

3.2 Amendment to Certificate of Incorporation (to be filed by amendment)
3.3 Amended and Restated Bylaws (to be filed by amendment)

3.4        Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock of Castle Dental Centers, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

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

9.	Voting Trust Agreement*
10.	Material Contracts

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

10.14 Employment Agreement by and between Joe Keane and the Company (to be filed by amendment)
10.15 Employment Agreement by and between John M. Slack and the Company (to be filed by amendment)

10.16 Amended and Restated Management Services Agreement effective December 18, 1995 by and between Castle Dental Centers of Texas, Inc. and Castle Dental Associates of Texas, P.C.
10.17 Amended and Restated Management Services Agreement dated January 1, 2000 by and between Castle Dental Centers of Florida, Inc. and Castle 1st Dental Care, P.A.
10.18 Management Services Agreement dated February 27, 2001 by and between Castle Dental Centers of California, L.L.C. and Schlang Dental Corporation.

10.19    Management Services Agreement effective May 31, 1996, by and between Castle Dental Centers of Tennessee, Inc. and Castle Mid-South Dental Center, P.C. (incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 3, 1996, Reg. No. 333-1335)

10.20    Amendment to Management Services Agreement between Castle Dental Centers of Tennessee, Inc. and Castle Mid-South Dental Center, P.C., dated as of August 16, 1996 (incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 3, 1996, Reg. No. 333-1335)

10.21    1996 Castle Dental Centers, Inc. Omnibus Stock and Incentive Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 3, 1996, Reg. No. 333-1335)

10.22    1996 Castle Dental Centers, Inc. Non-Employee Directors’ Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 3, 1996, Reg. No. 333-1335)

11	.	Statement re computation of per share earnings*

12	.	Statement re computation of ratios*

13	.	Annual Report to security holders, Form 10-Q and Form 10-QSB or quarterly report to security holders*

16	.	Letter re change in certified accountant*

18	.	Letter re change in accounting principles*

21	.	Subsidiaries of the Registrant

22	.	Published report regarding matters submitted to vote of security holders*

23	.	Consents of experts and counsel

23.1		Consents of Independent Accounts

24	.	Power of attorney (included on the Signature Page hereof)

26	.	Financial Data Schedule

99	.	Additional exhibits

99.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Inapplicable to this filing