Form 10-Q
period 2003-03-31
CASTLE DENTAL CENTERS INC
filed 2003-05-15
CIK 1018152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒                                No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                No ☒

The number of shares of Common Stock issued and outstanding, par value, $0.001 per share, as of May 12, 2003 was 6,417,206.

CASTLE DENTAL CENTERS, INC.

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

CASTLE DENTAL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	December 31, 2002	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,522	$2,640
Patient receivables, net	6,362	6,497
Unbilled patient receivables, net	2,650	2,587
Prepaid expenses and other current assets	1,438	1,167

Total current assets	11,972	12,891

Property and equipment, net	11,273	10,517
Intangibles, net	14,900	14,882
Other assets	2,811	2,580

Total assets	$40,956	$40,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,276	$3,970
Accounts payable and accrued liabilities	11,436	11,353

Total current liabilities	13,712	15,323

Long-term debt, net of current portion	47,219	45,069
Other long-term liability	1,935	1,926
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.000001 par value, 1,000,000 shares authorized, 211,282 shares Series A-1 issued and outstanding	—	—
Common stock, $.000001 par value (.001 for December 31, 2002), 101,000,000 shares authorized, 6,417,206 shares issued and outstanding	6	—
Additional paid-in capital	46,575	46,581
Accumulated deficit	(68,491)	(68,029)

Total stockholders’ equity	(21,910)	(21,448)

Total liabilities and stockholders’ equity	$40,956	$40,870

The accompanying notes are an integral part of the consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2002	2003
Net patient revenues	$25,488	$24,474
Expenses:
Dentist salaries and other professional costs	7,249	7,033
Clinical salaries	5,655	4,509
Dental supplies and laboratory fees	3,001	2,584
Rental and lease expense	1,522	1,442
Advertising and marketing	840	677
Depreciation and amortization	915	864
Other operating expenses	1,955	1,726
Bad debt expense	777	1,329
Restructuring costs and other charges	526	151
General and administrative	2,771	2,311
Asset impairment	104	2

Total expenses	25,315	22,628

Operating income	173	1,846
Interest expense	1,628	1,094
Other (income) expense	(13)	7

Income (loss) before income taxes and cumulative effect of change in accounting principle	(1,442)	745
Income taxes	—	283

Income (loss) before cumulative effect of change in accounting principle	(1,442)	462
Cumulative effect of change in accounting principle	(37,000)	—

Net income (loss)	$(38,442)	$462

Income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$(0.22)	$0.01
Cumulative effect of change in accounting principle	(5.77)	—

Net income (loss)	$(5.99)	$0.01

Weighted average number of common and common equivalent shares outstanding
Basic	6,417	74,107

Diluted	6,417	74,613

The accompanying notes are an integral part of the consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Three Months Ended March 31,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$(38,442)	$462
Adjustments:
Provisions for bad debts	777	1,329
Depreciation and amortization	915	864
Amortization of loan cost	183	242
Accretion of debt discount	—	35
Asset impairment	104	—
Other	—	(6)
Cumulative effect of change in accounting principle	37,000	—
Changes in operating assets and liabilities:
Patient receivables	(1,726)	(1,480)
Unbilled patient receivables	51	58
Prepaid expenses and other current assets	(335)	271
Other assets	(5)	(11)
Accounts payable and accrued liabilities	1,078	32

Net cash provided by (used in) operating activities	(400)	1,796

Cash flows used in investing activities:
Capital expenditures	(320)	(110)

Net cash used in investing activities	(320)	(110)

Cash flows from financing activities:
Payments of long-term debt	(50)	(568)

Net cash used in financing activities	(50)	(568)

Net change in cash and cash equivalents	(770)	1,118
Cash and cash equivalents, beginning of period	3,979	1,522

Cash and cash equivalents, end of period	$3,209	$2,640

The accompanying notes are an integral part of the consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

Corporate Organization and Basis of Presentation

The accompanying consolidated financial statements of Castle Dental Centers, Inc. and subsidiaries (the “Company”) have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2003, the Company had a working capital deficit of $2.4 million, and an accumulated deficit of $68.0 million. Although the Company had net income of approximately $0.5 million for the three months ended March 31, 2003, the Company incurred net losses of $19.1 million, $14.8 million and $9.9 million before cumulative effect of change in accounting principle and, excluding a $17.3 million gain on early extinguishment of debt for the years ended December 31, 2000, 2001 and 2002, respectively.

For 2003, management is focusing on: (i) aggressive cost control and full implementation of a cost reduction program initiated in 2002; (ii) re-capitalizing the Company’s balance sheet and securing a revolving credit facility; (iii) continuing to monitor and close unprofitable and under performing dental centers; (iv) refurbishing and modernizing existing dental centers within capital expenditure constraints of $1.8 million; (v) upgrading dental office management personnel; and (vi) training dental office staff personnel to improve patient services and office efficiency. (See Note 4)

However, there can be no assurance that these efforts to improve operating results and cash flows will be sufficient to allow the Company to meet its obligations in a timely manner. Therefore, there is substantial doubt about the Company’s ability to continue in existence. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The consolidated financial statements include the accounts of the Company and all wholly owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements (“Management Services Agreements”) with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, upon the occurrence of certain events, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost (“nominee arrangements”). At March 31, 2003, all of the affiliated dental practices were owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except from professional corporations located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of net patient revenues; and, (iii) a performance fee equal to the net patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated dental practice and (ii) a management fee in an amount equal to 30.0% of net patient revenues. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

Through the Management Services Agreements and the nominee arrangements, the Company has a significant long-term controlling financial interest in the affiliated dental practices and, therefore, according to Emerging Issues Task Force Issue No. 97-2, “Application Statement of Financial Accounting Standard

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, and Accounting Principles Board Opinion (“APB”) No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements,” consolidates the results of the affiliated practices with those of the Company. Net patient revenues are presented in the accompanying statement of operations because the Company must present consolidated financial statements. All significant intercompany accounts and transactions, including management fees, have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2003, and for the three months ended March 31, 2002 and 2003 include the accounts of the Company and its management company subsidiaries and the affiliated dental practices. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the Company’s annual financial statements included in the Company’s Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission and should be read in conjunction therewith. In management’s opinion, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In accordance with the provisions of APB No. 25, stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with SFAS No. 148, the effect of net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	For the three months ended March 31,
	2002	2003
	(in thousands)
Net income (loss), as reported	$(38,442)	$462
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(27)	(25)

Pro forma net income (loss)	$(38,469)	$437

Basic and diluted income (loss) per share:
Net income (loss), as reported	(5.99)	0.01

Pro forma net income (loss)	(5.99)	0.01

Recent Accounting Pronouncements

On August 16, 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligation”. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. These provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 effective January 1, 2003. The adoption of SFAS 143 did not have a material effect on the Company’s financial position, results of operations or cash flow.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this guidance include termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 did not have a material effect on the Company’s financial position, results of operations or cash flow.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The provisions related to the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The provisions related to recognition and measurement of guarantees are effective for financial statement periods beginning after December 31, 2002, on a prospective basis. The Company adopted FIN 45 effective January 1, 2003. The adoption of FIN 45 did not have a material effect on the Company’s financial position, results of operations or cash flow.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of FAS 149, relating to Statement 133 implementation issues that have been effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company does not expect the impact of adoption of FAS 149 to have a material effect on the Company’s financial position, results of operations or cash flows.

2.    Long-term Debt:

The Company maintains a credit agreement with a bank group (“Credit Agreement”). Principal of the Credit Agreement is payable quarterly in installments of $0.5 million, which began March 31, 2003, increasing to $1.0 million March 31, 2004, and $1.6 million March 31, 2005 with a final payment of the remaining principal balance due July 19, 2005. As defined in the Credit Agreement, the Company is required to make an annual cash flow payment and other mandatory prepayments. For the twelve-month period ended March 31, 2003, the cash flow payment due amounts to approximately $1.2 million and became payable on April 30, 2003, to the extent the Company’s cash balance exceeds $3.0 million at March 31, 2003. The Company may defer the payment each month to the following month if its cash balance is less than $3.0 million. The April 30, 2003, payment was deferred as the Company’s March 31, 2003, cash balance was less than $3.0 million. The payment amount due has been included in current portion of long-term debt at March 31, 2003. Interest, payable monthly, is computed at the bank’s prime rate plus two percent. An administrative fee of $25,000 is payable annually with the first installment paid on July 19, 2002. Fees include (1) a one percent restructuring fee totaling approximately $0.5 million, which is payable in four quarterly installments of approximately $0.1 million plus accrued interest at the bank’s prime rate plus two percent, beginning September 19, 2002 and (2) a four percent financing fee amounting to approximately $1.9 million, which is payable in full, without interest, on July 19, 2005. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. At March 31, 2003, $46.7 million was outstanding under the Credit Agreement.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Commitments and Contingencies:

On May 30, 2002, litigation was filed in the Circuit Court for Putnam County, Tennessee against the Company and one of its subsidiaries by the spouse and children of a patient of an affiliated dental practice alleging that the defendants were negligent and vicariously liable in the care and treatment of the patient, resulting in his death. The lawsuit seeks damages in the amount of $10.0 million, in excess of the policy limits of $1.0 million per occurrence carried by the Company. The Company has filed a response to the litigation denying liability in this matter and intends to continue to vigorously defend itself. In addition, the Company filed a third-party complaint against the dentist involved in the treatment of the patient asserting the enforceability of the indemnity and insurance provisions of the dentist’s employment agreement. The matter has been set for trial on July 28, 2003, and discovery has commenced. In April 2003, the medical examiner for Davidson County, Tennessee released an autopsy report indicating that the cause of death was congestive heart failure caused by arteriosclerotic heart disease (hardening of the arteries). Based on these findings, the Company cannot determine what liability, if any, may be assessed against it and therefore has not recorded any liability in this matter. However, a judgment against the Company in excess of the insurance policy limits could have a material adverse effect on the Company.

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

4.    Restructuring Costs and Other Charges

In July 2002, the Company restructured its Credit Agreement and other subordinated debt outstanding at that date. On March 27, 2003, the Company announced that it had entered into a series of preliminary agreements to restructure its debt and re-capitalize the Company. Key elements of these agreements include the refinancing of the Company’s current senior credit facility, the entry into a new five-year $16 million senior credit facility with GE Healthcare Financial Services, and the sale of $13 million in preferred stock and subordinated notes to a new equity investor. The consummation of these transactions, which is subject to completion of definitive documentation and satisfaction of certain other conditions, would result in the new equity investor owning a majority of the common equity and voting rights in the Company. There can be no assurance, however, that this restructuring will be consummated since the closing is subject to conditions beyond the Company’s control, including, the negotiation, execution and delivery of definitive documentation for the restructuring by all required parties, including the Company’s Senior Secured Lenders and GE Healthcare Financial Services, the satisfaction of certain other conditions and the absence of any material adverse change affecting the Company’s business. Restructuring costs and other charges related to these restructurings are (in thousands):

	Restructuring and Other Costs in 2002	Payments to Settle Obligations	Asset Write-down	Balance at December 31, 2002
Asset impairment	$3,356	$—	$3,356	$—
Legal and professional services	2,868	2,943		141
Severance costs	992	568	—	595
Dental center closures	396	510	—	259

Total	$7,612	$4,021	$3,356	$995

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Restructuring and Other Costs in 2003	Payments to Settle Obligations	Asset Write-down	Balance at March 31, 2003
Asset impairment	$2	$—	$2	$—
Legal and professional services	151	85		207
Severance costs	—	192	—	403
Dental center closures	—	56	—	203

Total	$153	$333	$2	$813

5.    Earnings Per Share:

A reconciliation of the denominators of the basic and diluted shares for the computation of net income (loss) follows:

	March 31,
	2002	2003
	(in thousands)
Shares:
Common stock	6,417	6,417
Series A-1 preferred stock	—	38,598
Warrants	—	29,092

Shares—basic	6,417	74,107
Options (common stock equivalents)	—	506

Shares—diluted	6,417	74,613

Options to purchase 668,650 shares of common stock at a price range of $0.21 to $13.00 per share were outstanding during the first quarter of 2003, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. Options to purchase an aggregate 888,900 shares of common stock at exercise prices of $0.21 to $13.00 per share were excluded from the calculation of diluted loss per share for the first quarter of 2002 because their effect would have been antidilutive.

6.    Income Tax

The ownership of the Company changed significantly in July 2002 as part of a restructuring of the Company’s subordinated debt. The Company has significant net operating loss carryforwards that will be limited in future periods because of the ownership change. The Company continues to record a valuation allowance against the entire amount of the deferred tax asset resulting from these net operating losses.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Segment Information

The following table sets forth the financial information with respect to the Company and its reportable segments:

	Three Months Ended March 31,
	2002	2003
	(in thousands)
Net patient revenues:
Texas	$16,377	$15,816
Florida	2,951	2,983
Tennessee	3,182	2,849
California	2,978	2,826

Total net patient revenues	25,488	24,474

Operating expenses:
Texas	15,350	13,760
Florida	2,799	2,514
Tennessee	2,607	2,311
California	2,331	2,212
Corporate, general and administrative expenses	1,702	1,680
Restructuring costs and other charges	526	151

Total operating expenses	25,315	22,628

Operating income:
Texas	1,027	2,056
Florida	152	469
Tennessee	575	538
California	647	614
Corporate, general and administrative expenses	(1,702)	(1,680)
Restructuring costs and other charges	(526)	(151)

Total operating income	173	1,846
Interest expense	1,628	1,094
Other (income) expense	(13)	7

Income (loss) before benefit for income taxes and cumulative change in accounting principle	$(1,442)	$745

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, the changing environment for dental health care, the reimbursement rates for dental services, and other risk factors detailed in the Company’s Securities and Exchange Commission filings, including the Company’s Form 10-K for the year ended December 31, 2002, as filed with the U.S. Securities and Exchange Commission.

Overview

The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, California and Tennessee. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At March 31, 2003, the Company managed 77 dental centers with approximately 170 affiliated dentists, orthodontists and specialists.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to net patient revenues, accounts receivable, intangible assets and contingent liabilities. The Company believes that of its significant accounting policies, the accounting policies described below may involve a higher degree of judgment and complexity.

The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements (“Management Services Agreements”) with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, upon the occurrence of certain events, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost (“nominee arrangements”). At March 31, 2003, all of the affiliated dental practices were owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except from professional corporations located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of net patient revenues; and, (iii) a performance fee equal to the net patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated dental practice and (ii) a management fee in an amount of 30.0% of net patient revenues; plus a bonus equal to 30% of net patient revenues in excess of average monthly net patient revenues over the prior two-year period. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

Results of Operations

The following table sets forth the percentages of net patient revenues represented by certain items reflected in the Company’s Statement of Operations. The information that follows should be read in conjunction with the Annual audited Financial Statements and notes thereto of the Company included in the Company’s Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission, as well as the Unaudited Consolidated Financial Information, included in this Form 10-Q.

	Three Months Ended March 31,
	2002	2003
Net patient revenues	100.0%	100.0%
Expenses:
Dentist salaries and other professional costs	28.4%	28.7%
Clinical salaries	22.2%	18.4%
Dental supplies and laboratory fees	11.8%	10.6%
Rental and lease expense	6.0%	5.9%
Advertising and marketing	3.3%	2.8%
Depreciation and amortization	3.6%	3.5%
Other operating expenses	7.7%	7.1%
Bad debt expense	3.0%	5.4%
Restructuring costs and other charges	2.1%	0.6%
General and administrative	10.9%	9.4%
Asset impairment	0.4%	0.0%

Total expenses	99.3%	92.5%

Operating income	0.7%	7.5%
Interest expense	6.4%	4.5%
Other income	-0.1%	0.0%

Income (loss) before income taxes and cumulative effect of change in accounting principle	-5.7%	3.0%
Income taxes	0.0%	1.2%

Income (loss) before cumulative effect of change in accounting principle	-5.7%	1.9%
Cumulative effect of change in accounting principle	-145.2%	—

Net income (loss)	-150.8%	1.9%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net Patient Revenues—Net patient revenues decreased from $25.5 million for the three months ended March 31, 2002, to $24.5 million for the same period of 2003, a decrease of $1.0 million or 4.0%. The closing of eight dental centers between April 1, 2002 and March 31, 2003, accounted for $1.4 million, or 5.6%, of the decrease in net patient revenues, offset by an increase of $0.4 million, or 1.6%, in net patient revenues from dental centers opened for more than one year.

Dentist Salaries and Other Professional Costs—Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the three months ended March 31, 2003, dentist salaries and other professional costs were $7.0 million, $0.2 million, or 3.0% lower than dentist salaries and other professional costs of $7.2 million for the three months ended March 31, 2002. The decrease is attributable to the closing of eight dental centers since April 1, 2002, and a reduction in the number of dentists, orthodontists and hygienists employed as part of a restructuring plan the Company adopted in October 2002 to reduce costs. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased slightly from 28.4% for the three months ended March 31, 2002 to 28.7% for the three months ended March 31, 2003.

Clinical Salaries—Clinical salaries decreased from $5.7 million for the three months ended March 31, 2002 to $4.5 million for the three months ended March 31, 2003, a decrease of $1.1 million or 20.3%. The decrease is attributable to the closing of eight dental centers since April 1, 2002, and a reduction in dental center staff in connection with a restructuring plan the Company adopted in October 2002. Expressed as a percentage of net patient revenues, clinical salaries decreased from 22.2% for the three months ended March 31, 2002 to 18.4% for the comparable 2003 period.

Dental Supplies and Laboratory Fees—Dental supplies and laboratory fees decreased, from $3.0 million for the three months ended March 31, 2002 to $2.6 million for the three months ended March 31, 2003, a decrease of 13.9%. Improved cost controls associated with the purchasing of dental supplies and the closing of eight dental centers over the past year attributed to the decrease in dental supplies and lab fees. Expressed as a percentage of patient revenues, dental supplies and laboratory fees decreased from 11.8% for the three months ended March 31, 2002 to 10.6% for the three months ended March 31, 2003.

Rent and Lease Expense—Rent and lease expense decreased slightly from $1.5 million in the first quarter of 2002 to $1.4 million in the same period of 2003. The closing of eight dental centers over the past year accounted for the decrease, which was offset partially by an increase in common area maintenance adjustments on the remaining locations. Expressed as a percentage of net patient revenues, rent and lease expense decreased from 6.0% for the three months ended March 31, 2002 to 5.9% for the three-month period ended March 31, 2003.

Advertising and Marketing—Advertising and marketing expenses decreased from $0.8 million for the first quarter of 2002 to $0.7 million for the same period of 2003, a decrease of $0.1 million, or 19.4%. The decrease is attributable primarily to a reduction in television advertising during the first quarter of 2003. Expressed as a percentage of net patient revenues, advertising and marketing expenses decreased from 3.3% in the prior year period to 2.8% for the three months ended March 31, 2003.

Depreciation and Amortization—Depreciation and amortization of $0.9 million in the first quarter of 2003 was relatively unchanged from the same period of 2002. Although the Company closed eight dental centers over the past year, there was little impact on depreciation expense as most of the dental and office equipment and furniture were utilized in other locations. Expressed as a percentage of net patient revenues, depreciation and amortization decreased from 3.6% in the prior year period to 3.5% for the three months ended March 31, 2003.

Other Operating Expenses—Other operating expenses decreased from $2.0 million for the three months ended March 31, 2002, to $1.7 million for the three months ended March 31, 2003, a decrease of $0.3 million or 11.7%. Other operating expenses represent expenses related to the operation of the Company’s dental centers. The decrease is attributable primarily to the closing of eight dental centers over the past year and better cost controls implemented as part of the Company’s restructuring plan adopted in October 2002. Expressed as a percentage of net patient revenues, other operating expenses decreased from 7.7% for the three months ended March 31, 2002 to 7.1% for the comparable 2003 period.

Bad Debt Expense—Bad debt expense of $1.3 million for the three months ended March 31, 2003 increased by $0.6 million, or 71.0%. The increase resulted primarily from a slow down in the collection of insurance receivables. The Company has added additional personnel in its collection department in an effort to improve the collection of these receivables. Expressed as a percentage of net patient revenues, bad debt expense increased from 3.0% for the three months ended March 31, 2002 to 5.4% for the same period of 2003.

Restructuring Costs and Other Charges—In March 2003, the Company entered into a series of preliminary agreements to restructure its existing Credit Agreement and re-capitalize the Company. For the three months ended March 31, 2003 the Company recorded restructuring costs and other charges of $0.2 million representing legal and professional fees related to such agreements. For the three months ended March 31, 2002, the Company recorded restructuring costs and other charges of $0.5 million including remaining lease obligations on closed offices and legal and professional fees related to the restructuring of the Company’s senior credit facility entered into in July 2002.

General & Administrative Expense—General and administrative expenses of $2.3 million for the three months ended March 31, 2003, decreased by 16.6% from general and administrative expenses of $2.8 million in the first quarter of 2002. Expressed as a percentage of net patient revenues, general and administrative expense decreased from 10.9% for the three months ended March 31, 2002, to 9.4% for the comparable period of 2003. This decrease in general and administrative expenses is attributable to reductions in corporate and regional staff and other overhead expenses related to a restructuring plan adopted by the Company in October 2002.

Interest Expense—Interest expense decreased from $1.6 million for the three months ended March 31, 2002 to $1.1 million for the three months ended March 31, 2003, a decrease of $0.5 million or 32.8%. In July 2002, the Company entered into agreements with its senior secured and subordinated debt lenders to restructure its debt. In connection with these restructuring agreements approximately $21.6 million in debt and accrued interest was forgiven, accounting for the decrease in interest expense.

Cumulative Effect of Change in Accounting Principle—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. In connection with the Company’s adoption of SFAS 142, the Company recorded a $37.0 million transitional goodwill impairment charge at the beginning of the fiscal year.

Liquidity and Capital Resources

As of March 31, 2003, the Company had a working capital deficit of $2.4 million, and an accumulated deficit of $68.0 million. Although the Company had net income of approximately $0.5 million for the three months ended March 31, 2003, the Company incurred net losses of $19.1 million, $14.8 million and $9.9 million before cumulative effect of change in accounting principle and, excluding a $17.3 million gain on early extinguishment of debt for the years ended December 31, 2000, 2001 and 2002, respectively.

In order to improve operating results in 2003, management is focusing on: (i) aggressive cost control and full implementation of a cost reduction program initiated in 2002; (ii) re-capitalizing the Company’s balance sheet and securing a revolving credit facility; (iii) continuing to monitor and close unprofitable and under performing dental centers; (iv) refurbishing and modernizing existing dental centers within capital expenditure constraints of $1.8 million; (v) upgrading dental office management personnel; and (vi) training of dental office staff personnel to improve patient services and office efficiency. (See Note 4 of Notes to Condensed Consolidated Financial Statements).

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

At March 31, 2003, the Company had a net working capital deficit of $2.4 million. Current assets totaled $12.9 million, consisting of cash and cash equivalents of $2.6 million, billed and unbilled accounts receivable of $9.1 million and prepaid expenses and other current assets of $1.2 million. Current liabilities totaled $15.3 million, consisting of $11.3 million in accounts payable and accrued liabilities and $4.0 million in current maturities of long-term debt.

For the three months ended March 31, 2003, cash provided by operating activities was $1.8 million. In the three months ended March 31, 2002, cash used in operating activities amounted to $0.4 million. The improvement is primarily the result of the Company’s increase in net earnings, which increased from a net loss of approximately $1.4 million for the three months ended March 31, 2002, excluding a $37.0 million cumulative effect of change in accounting principle, to net income of approximately $0.5 million for the three months ended March 31, 2003. For the three months ended March 31, 2003 and 2002, cash used in investing activities was $0.1 million and $0.3 million, respectively, consisting of capital expenditures. For the three months ended March 31, 2003 and 2002, cash used in financing activities totaled $0.6 million and $0.1 million, respectively, primarily representing repayments of long-term debt and capital lease obligations. The Company has budgeted $1.7 million in capital commitments for the remainder of 2003, which it expects to fund through internally generated funds.

The following table summarizes, as of March 31, 2003, our contractual commitments related to debt, leases and other arrangements during the next five years (in thousands):

	Twelve Months Ended March 31,
	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$3,970	$4,867	$38,692	$1,508	$2	$—	$49,039
Operating lease obligations	4,338	3,314	2,858	2,003	1,162	1,259	$14,934

On March 27, 2003, the Company announced that it had entered into a series of preliminary agreements to restructure its debt and re-capitalize the Company. Key elements of these agreements include the refinancing of the Company’s current senior credit facility, the entry into a new five-year $16 million senior credit facility with GE Healthcare Financial Services, and the sale of $13 million in preferred stock and subordinated notes to a new equity investor. The consummation of these transactions, which is subject to completion of definitive documentation and satisfaction of certain other conditions, would result in the new equity investor owning a majority of the common equity and voting rights in the Company. There can be no assurance, however, that this restructuring will be consummated since the closing is subject to conditions beyond the Company’s control, including, the negotiation, execution and delivery of definitive documentation for the restructuring by all required parties, including the Company’s Senior Secured Lenders and GE Healthcare Financial Services, the satisfaction of certain other conditions and the absence of any material adverse change affecting the Company’s business.

Recent Accounting Pronouncements

On August 16, 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligation”. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. These provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 effective January 1, 2003. The adoption of SFAS 143 did not have a material effect on the Company’s financial position, results of operations or cash flow.

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this guidance include termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 did not have a material effect on the Company’s financial position, results of operations or cash flow.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The provisions related to the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The provisions related to recognition and measurement of guarantees are effective for financial statement periods beginning after December 31, 2002, on a prospective basis. The Company adopted FIN 45 effective January 1, 2003. The adoption of FIN 45 did not have a material effect on the Company’s financial position, results of operations or cash flow.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of

FAS 149, relating to Statement 133 implementation issues that have been effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company does not expect the impact of adoption of FAS 149 to have a material effect on the Company’s financial position, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

The Company’s financial instruments with market risk exposure are borrowings under the Credit Agreement which amounted to $46.7 million at March 31, 2003. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $0.5 million, or $0.01 per share, on an annual basis. The Credit Agreement was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from the prime interest rate.

Item 4.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, some of the information used for internal and external reporting by the Company and management is derived from data input by decentralized employees at the dental centers. The decentralization of input and system controls may affect the accuracy of this data. Management is aware of this risk and is taking steps to reduce this risk.

(b)	Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

On May 30, 2002, litigation was filed in the Circuit Court for Putnam County, Tennessee against the Company and one of its subsidiaries by the spouse and children of a patient of an affiliated dental practice alleging that the defendants were negligent and vicariously liable in the care and treatment of the patient, resulting in his death. The lawsuit seeks damages in the amount of $10.0 million, in excess of the policy limits of $1.0 million per occurrence carried by the Company. The Company has filed a response to the litigation denying liability in this matter and intends to continue to vigorously defend itself. In addition, the Company filed a third-party complaint against the dentist involved in the treatment of the patient asserting the enforceability of the indemnity and insurance provisions of the dentist’s employment agreement. The matter has been set for trial on July 28, 2003, and discovery has commenced. In April 2003, the medical examiner for Davidson County, Tennessee released an autopsy report indicating that the cause of death was congestive heart failure caused by arteriosclerotic heart disease (hardening of the arteries). Based on these findings, the Company cannot determine what liability, if any, may be assessed against it and therefore has not recorded any liability in this matter. However, a judgment against the Company in excess of the insurance policy limits could have a material adverse effect on the Company.

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

None

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

	3.2	Amendment to Certificate of Incorporation

	3.3	Amended and Restated Bylaws

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

	4.6	Form of Warrant Agreement among the Company and the Lenders (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

	4.7	Form of Warrant Agreement among the Company and the New Money Lenders (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

	4.8	Form of Convertible Note among the Company and the New Money Lenders (incorporated by reference from Exhibit 10.5 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

	9.	Voting Trust Agreement*

10.	Material Contracts

	10.1	Employment Agreement by and between Joe Keane and the Company

	10.2	Employment Agreement by and between John M. Slack and the Company

11.	Statement re computation of per share earnings*

14.	Code of Ethics*

15.	Letter re Unaudited Interim Financial Information*

16.	Letter re change in certified accountant*

18.	Letter re change in accounting principles*

19.	Report furnished to security holders*

22.	Published report regarding matters submitted to vote of security holders*

23.	Consents of experts and counsel*

24.	Power of attorney*

99.	Additional exhibits

	99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Inapplicable to this filing

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTLE DENTAL CENTERS, INC.

Date: May 14, 2003	/s/ JAMES M. USDAN
James M. Usdan Chief Executive Officer

Date: May 14, 2003	/s/ JOSEPH P. KEANE
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

Date: May 14, 2003

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

Date: May 14, 2003

By: /s/ Joseph P. Keane
Joseph P. Keane, Senior Vice President and Chief Financial Officer (Principal Financial Officer)