Form 10-Q
period 2003-06-30
CASTLE DENTAL CENTERS INC
filed 2003-08-14
CIK 1018152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2003

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

The number of shares of Common Stock issued and outstanding, par value, $0.000001 per share, as of August 12, 2003 was 6,327,206.

CASTLE DENTAL CENTERS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CASTLE DENTAL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	December 31, 2002	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,522	$1,172
Patient receivables, net	6,362	5,849
Unbilled patient receivables, net	2,650	2,503
Prepaid expenses and other current assets	1,438	1,219

Total current assets	11,972	10,743

Property and equipment, net	11,273	9,918
Intangibles, net	14,900	14,864
Other assets	2,811	1,935

Total assets	$40,956	$37,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$287
Current portion of long-term debt	2,276	1,372
Accounts payable trade	2,937	2,674
Accrued liabilities	8,499	8,491

Total current liabilities	13,712	12,824

Long-term debt, net of current portion	47,219	18,504
Other long-term liability	1,935	19
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.000001 par value, 1,000,000 shares authorized, 211,282 shares Series A-1 issued and outstanding at December 31, 2002 and June 30, 2003, and 76,310 shares Series B issued and outstanding at June 30, 2003	—	—
Common stock, $.000001 par value (.001 for December 31, 2002), 250,000,000 shares authorized, 6,327,206 shares issued and outstanding	6	—
Additional paid-in capital	46,575	52,615
Accumulated deficit	(68,491)	(46,502)

Total stockholders’ equity	(21,910)	6,113

Total liabilities and stockholders’ equity	$40,956	$37,460

The accompanying notes are an integral part of the consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net patient revenues	$25,146	$24,065	$50,634	$48,539
Expenses:
Dentist salaries and other professional costs	7,327	7,059	14,576	14,092
Clinical salaries	5,512	4,653	11,167	9,162
Dental supplies and laboratory fees	2,960	2,575	5,961	5,159
Rental and lease expense	1,540	1,450	3,062	2,892
Advertising and marketing	460	751	1,300	1,428
Depreciation and amortization	903	766	1,818	1,630
Other operating expenses	2,029	1,723	3,984	3,449
Bad debt expense	1,106	1,276	1,883	2,605
General and administrative	2,585	2,806	5,356	5,117
Restructuring costs and other charges	658	684	1,184	835
Asset impairment	—	—	104	—

Total expenses	25,080	23,743	50,395	46,369

Operating income	66	322	239	2,170
Interest expense	1,645	829	3,273	1,923
Other (income) expense	(180)	36	(193)	45
Gain on early extinguishment of debt	—	(21,787)	—	(21,787)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(1,399)	21,244	(2,841)	21,989
Income taxes	—	(283)	—	—

Income (loss) before cumulative effect of change in accounting principle	(1,399)	21,527	(2,841)	21,989
Cumulative effect of change in accounting principle	—	—	(37,000)	—

Net income (loss)	$(1,399)	$21,527	$(39,841)	$21,989

Income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$(0.22)	$0.15	$(0.44)	$0.20
Cumulative effect of change in accounting principle	—	—	(5.77)	—

Net income (loss)	$(0.22)	$0.15	$(6.21)	$0.20

Weighted average number of common and common equivalent shares outstanding
Basic	6,417	143,023	6,417	110,599

Diluted	6,417	145,460	6,417	111,765

The accompanying notes are an integral part of the consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Six Months Ended June 30,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$(39,841)	$21,989
Adjustments:
Provisions for bad debts	1,883	2,605
Depreciation and amortization	1,818	1,630
Amortization of loan cost	367	385
Accretion of debt discount	—	55
Gain on sale of property and equipment	(173)	—
Asset impairment	104	—
Gain on early extinguishment of debt	—	(21,787)
Other	—	—
Cumulative effect of change in accounting principle	37,000	—
Changes in operating assets and liabilities:
Patient receivables	(2,797)	(2,123)
Unbilled patient receivables	98	166
Prepaid expenses and other current assets	(551)	219
Other assets	(6)	14
Accounts payable	(1)	(338)
Accrued liabilities	1,062	(60)

Net cash provided by (used in) operating activities	(1,037)	2,755

Cash flows used in investing activities:
Capital expenditures	(597)	(259)

Net cash used in investing activities	(597)	(259)

Cash flows from financing activities:
Proceeds from issuance of long-term debt and revolving line of credit	—	12,017
Payments of long-term debt and revolving line of credit	(99)	(18,110)
Proceeds from issuance of series B preferred stock	—	5,712
Repurchase warrants issued to acquire series A preferred stock	—	(550)
Purchase of common stock	—	(12)
Debt and equity issuance costs	(242)	(1,903)

Net cash used in financing activities	(341)	(2,846)

Net change in cash and cash equivalents	(1,975)	(350)
Cash and cash equivalents, beginning of period	3,979	1,522

Cash and cash equivalents, end of period	$2,004	$1,172

The accompanying notes are an integral part of the consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

Corporate Organization and Basis of Presentation

The consolidated financial statements include the accounts of the Company and all wholly owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements (“Management Services Agreements”) with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, upon the occurrence of certain events, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost (“nominee arrangements”). At June 30, 2003, all of the affiliated dental practices were owned by dentists with whom the Company had a nominee arrangement. The Management Services Agreements have initial terms of twenty-five years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except from professional corporations located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of net patient revenues; and, (iii) a performance fee equal to the net patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated dental practice and (ii) a management fee in an amount equal to 30.0% of net patient revenues. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

Through the Management Services Agreements and the nominee arrangements, the Company has a significant long-term controlling financial interest in the affiliated dental practices and, therefore, according to Emerging Issues Task Force Issue No. 97-2, “Application Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, and Accounting Principles Board Opinion (“APB”) No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements,” consolidates the results of the affiliated practices with those of the Company. Net patient revenues are presented in the accompanying statement of operations because the Company must present consolidated financial statements. All significant intercompany accounts and transactions, including management fees, have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2003, and for the three and six months ended June 30, 2002 and 2003 include the accounts of the Company and its management company subsidiaries and the affiliated dental practices. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the Company’s annual financial statements included in the Company’s Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission and should be read in conjunction therewith. In management’s opinion, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	For the three months ended June 30,		For the six months ended June 30,
	2002	2003	2002	2003
	(in thousands)		(in thousands)
Net income (loss), as reported	$(1,399)	$21,527	$(39,841)	$21,989
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(27)	(54)	(29)	(48)

Pro forma net income (loss)	$(1,426)	$21,473	$(39,870)	$21,941

Basic and diluted income (loss) per share:
Net income (loss), as reported	(0.22)	0.15	(6.21)	0.20

Pro forma net income (loss)	(0.22)	0.15	(6.21)	0.20

Recent Accounting Pronouncements

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

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no initial impact on our financial position, results of operations or cash flows as of and for the three and six months ended June 30, 2003.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 01-8 “Determining Whether an Arrangement Contains a Lease.” EITF 01-8 provides guidance for determining whether an arrangement contains a lease that is within the scope of SFAS 13 and is effective for arrangements initiated after the beginning of the first interim period beginning after May 28, 2003. The Company adopted the provisions of EITF 01-8 as of July 1, 2003 and is currently determining the impact of EITF 01-8 on the Company’s condensed consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Restructuring Costs and Other Charges

On May 15, 2003, the Company entered into a series of agreements to restructure certain of its outstanding debt and equity (“Restructuring”). Prior to May 15, 2003, the Company maintained a credit agreement (“Old Credit Agreement”) with a bank group that included, among other banks, Bank of America Strategic Solutions, Inc. (“BofA”) and GE Capital Corporation (“GECC”). As of May 14, 2003, the Company had $46.7 million outstanding under the Old Credit Agreement, of which $38.3 million was due the lenders excluding GECC. In addition, the Company maintained 15% senior subordinated convertible promissory notes (“Senior Notes”) due Heller Financial, Inc. (“Heller”), Midwest Mezzanine Fund II, L.P. (“Midwest”) and James M. Usdan, its Chief Executive Officer at that time. The Restructuring transaction consisted of the following:

•	The lenders under the Old Credit Agreement, excluding GECC, accepted a payment of approximately $16.4 million in full satisfaction of $38.3 million in principal and $2.0 million in fees that the Company owed under its July 2002 restructuring transaction. The Company recorded a gain on extinguishment of debt of approximately $21.8 million in the second quarter of 2003.

•	The Company entered into a credit agreement with GECC, as agent, (“Credit Agreement”), which includes a $12.5 million term loan and a $3.5 million revolving line of credit (Note 3).

•	The Company entered into a Preferred Stock and Subordinated Note Purchase Agreement (“Purchase Agreement”) with Sentinel Capital Partners II, L.P. (“Sentinel”), GECC (as successor to Heller), Midwest and others. Pursuant to this agreement the Company issued 76,310 shares of Series B Convertible Preferred Stock, par value $0.000001 per share, (“Series B Preferred Stock”) for $5.7 million in cash and the surrender of $1.9 million in principal and accrued interest due under the Senior Notes, less a discount of $0.3 million related to warrants previously issued, and the surrender of the warrants to issue approximately 17,974,062 shares of Common Stock. In addition, the Company issued $6.7 million 20% Subordinated Promissory Notes (“Subordinated Notes”) (Note 3). Pursuant to the Purchase Agreement, Sentinel agreed to purchase, on or before September 30, 2003, an additional 2,880 shares of Series B Preferred Stock and $336,000 in principal amount of Subordinated Notes on the same terms it acquired Series B Preferred Stock and Subordinated Notes on May 15, 2003. After this second sale of securities under the Purchase Agreement, the Company will have sold for cash 60,000 shares of Series B Preferred Stock for $6.0 million and issued $7.0 million in Subordinated Notes, and will have issued 19,190 shares of Series B Preferred Stock in exchange for Senior Notes and warrants.

•	The Company entered into a Warrant Purchase Agreement to acquire 49,875 warrants that had been issued in connection with the Old Credit Agreement to purchase shares of Series A-2 Convertible Preferred Stock for an aggregate purchase price of approximately $0.6 million.

In connection with the Restructuring, the Company entered into a management agreement with Sentinel (“Sentinel Management Agreement”), whereby Sentinel is to provide various strategic financial planning, advisory and consulting services to the Company. In consideration of the services provided by Sentinel, an annual consulting fee of $275,000 is payable quarterly in advance on the last business day of each February, May, August and November beginning May 30, 2003. The consulting fee increases to $300,000 annually after the date that the Company’s EBITDA (as defined in the Credit Agreement) exceeds $10.0 million for the preceding twelve months. Unless earlier terminated by the parties, the Sentinel Management Agreement will remain in effect as long as Sentinel owns Common Stock of the Company. If, during the term of the Sentinel Management Agreement, Sentinel holds less than 50% of the shares of Company Common Stock held by Sentinel on a fully diluted basis as of May 15, 2003, the fees payable to Sentinel will be prorated based on the number of fully diluted shares of Company Common Stock held by Sentinel on such date. Pursuant to the terms of the Sentinel Management Agreement, the Company paid Sentinel approximately $0.5 million for consulting services related to the Restructuring.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2002, the Company restructured its Old Credit Agreement. Restructuring costs and other charges related to these restructurings are (in thousands):

	Restructuring and Other Costs in 2002	Payments to Settle Obligations	Asset Write-down	Balance at December 31, 2002
Asset impairment	$3,356	$—	$3,356	$—
Legal and professional services	2,868	2,943		141
Severance costs	992	568	—	595
Dental center closures	396	510	—	259

Total	$7,612	$4,021	$3,356	$995

	Restructuring and Other Costs in 2003	Payments to Settle Obligations	Asset Write-down	Balance at June 30, 2003
Asset impairment	$—	$—	$—	$—
Legal and professional services	835	507		469
Severance costs	—	454	—	141
Dental center closures	—	120	—	139

Total	$835	$1,081	$—	$749

3. Long-term Debt:

As discussed in Note 2, the Company entered into a Credit Agreement dated May 15, 2003, that consists of a $12.5 million term loan and $3.5 million revolving line of credit. The term loan includes $8.4 million that was owed to GECC under the Old Credit Agreement, which was rolled into the Credit Agreement. Principal of the term loan is payable quarterly in installments of approximately $0.3 million on December 31, 2003, $0.4 million per quarter in 2004, $0.6 million per quarter in 2005, $0.8 million per quarter in 2006 through September 30, 2007, with a final payment of the remaining principal balance due November 15, 2007. The Company may be required to make additional principal payments, including an annual cash flow payment based on achieving certain financial targets, and other mandatory prepayments as set forth in the Credit Agreement. Interest is payable monthly or quarterly depending on whether the Company chooses to pay interest based upon the prime rate as quoted in The Wall Street Journal (“Base Rate”) or LIBOR. Interest is equal to the Base Rate plus 3.25% per annum or LIBOR plus 4.5% per annum. A closing fee of $0.1 million was payable upon initial funding under the Credit Agreement and an administrative fee of $25,000 is payable annually beginning May 15, 2004. As defined in the Credit Agreement, fees are payable for the issuance of letters of credit and for unused availability under the revolving credit facility. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. The Credit Agreement is secured by all of the assets of the Company and its subsidiaries.

As discussed in Note 2, on May 15, 2003, the Company issued Subordinated Notes with an aggregate principal amount of $6.7 million. Interest accrues at 20% per annum as follows: (a) 10% per annum is payable quarterly on each May 15, August 15, November 15 and February 15 (each, an “Interest Payment Date”); and (b) 10% per annum (“PIK Interest”) quarterly on each Interest Payment Date, by adding an amount equal to the aggregate accrued but unpaid PIK Interest as of such Interest Payment Date to the principal amount of the Note. Principal is due May 15, 2008.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Commitments and Contingencies:

On May 30, 2002, litigation was filed in the Circuit Court for Putnam County, Tennessee against the Company and one of its subsidiaries by the spouse and children of a patient of an affiliated dental practice alleging that the defendants were negligent and vicariously liable in the care and treatment of the patient, resulting in his death. The lawsuit seeks damages in the amount of $10.0 million, in excess of the policy limits of $1.0 million per occurrence carried by the Company. The Company has filed a response to the litigation denying liability in this matter and intends to continue to vigorously defend itself. In addition, the Company filed a third-party complaint against the dentist involved in the treatment of the patient asserting the enforceability of the indemnity and insurance provisions of the dentist’s employment agreement. The matter has been set for trial in December 2003, and discovery has commenced. Based on these findings, the Company cannot determine what liability, if any, may be assessed against it and therefore has not recorded any liability in this matter. However, a judgment against the Company in excess of the insurance policy limits could have a material adverse effect on the Company.

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

5. Stockholders’ Equity:

In June 2003, the Company amended its certificate of incorporation to increase the number of authorized shares of Company Common Stock from 100,000,000 shares to 250,000,000 shares.

Series B Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock. As further discussed in Note 2, the Company issued 76,310 shares of Series B Preferred Stock in connection with the Restructuring. Each share of the Series B Preferred Stock is convertible into 2,083.89 shares of Common Stock and votes with the Common Stock and Series A-1 Preferred Stock on an as-converted basis. Holders of the Series B Preferred Stock have the right to elect a majority of the board of directors of the Company. Upon liquidation, a holder of a share of Series B Preferred Stock is entitled to a preferential distribution in liquidation equal to $100 per share plus 15% per annum from the date of issue.

6. Earnings Per Share:

A reconciliation of the denominators of the basic and diluted shares for the computation of net income (loss) follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(in thousands)		(in thousands)
Shares:
Common stock	6,417	6,417	6,417	6,417
Preferred stock	—	120,730	—	80,769
Warrants	—	15,875	—	23,413

Shares—basic	6,417	143,022	6,417	110,599
Options (common stock equivalents)	—	2,438	—	1,166

Shares—diluted	6,417	145,460	6,417	111,765

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 668,650 shares of Common Stock at a price range of $0.21 to $13.00 per share were outstanding for the three and six month periods ended June 30, 2003, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The Company excluded 717,000 stock options at exercise prices of $0.21 to $13.00 per share and 442,800 shares related to convertible debt for the three and six month period ended June 30, 2002, because the effect would have been antidilutive since the Company incurred a net loss in both periods.

7. Income Tax

The Company’s effective tax rate for the six months ended June 30, 2003 was zero percent. This rate differs from the federal statutory tax rate of 34% primarily as a result of provisions of the federal income tax code which provide for the exclusion from taxation of the $21.8 million gain recognized upon forgiveness of indebtedness as the Company met insolvency conditions established by the tax code at the time of the forgiveness. The tax code additionally requires that the Company reduce tax attributes to the extent that they have forgiveness of indebtedness that met the insolvency conditions. Accordingly, the Company reduced net operating loss carryforwards, fixed asset tax basis and goodwill tax basis. These tax attributes had been fully reserved prior to the debt forgiveness resulting in the Company additionally recording a corresponding increase in the related deferred tax asset valuation allowance. The Company’s management expects that the effective tax rate for periods subsequent to June 30, 2003 will approximate between 30% and 40%, reflecting the federal and state income taxes to be incurred by the Company prospectively as the Company no longer meets insolvency conditions as defined by tax regulations and because changes in ownership that have occurred have substantially limited the Company’s ability to use remaining deferred tax assets. The remaining net deferred tax asset is fully reserved.

8. Segment Information

The following table sets forth the financial information with respect to the Company and its reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(in thousands)
Net patient revenues:
Texas	$16,534	$15,372	$32,911	$31,189
Florida	2,919	2,975	5,870	5,958
Tennessee	2,931	2,803	6,113	5,652
California	2,762	2,914	5,740	5,740

Total net patient revenues	25,146	24,064	50,634	48,539

Operating expenses:
Texas	15,294	13,760	30,641	27,519
Florida	2,615	2,617	5,416	5,131
Tennessee	2,520	2,410	5,128	4,721
California	2,491	2,318	4,822	4,530
Corporate, general and administrative expenses	1,502	1,953	3,204	3,633
Restructuring costs and other charges	658	684	1,184	835

Total operating expenses	25,080	23,742	50,395	46,369

Operating income:
Texas	1,240	1,612	2,270	3,670
Florida	304	358	454	827
Tennessee	411	393	985	931
California	271	596	918	1,210
Corporate, general and administrative expenses	(1,502)	(1,953)	(3,204)	(3,633)
Restructuring costs and other charges	(658)	(684)	(1,184)	(835)

Total operating income	66	322	239	2,170
Interest expense	1,645	829	3,273	1,923
Other (income) expense	(180)	36	(193)	45
Gain on early extinguishment of debt	—	(21,787)	—	(21,787)

Income (loss) before benefit for income taxes and cumulative change in accounting principle	$(1,399)	$21,244	$(2,841)	$21,989

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Supplemental Cash Flow Information

Supplemental disclosure on noncash investing and financing activities for the six months ended June 30, 2003:

Forgiveness of long-term debt obligations and accrued fees	23,861
Write-off of debt issuance costs	2,074
Issuance of Series B Preferred Stock in exchange for long-term debt obligations	1,615
Reclassification of certain accrued interest expense to long-term debt obligations	134
Unpaid debt issuance costs	350

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

Overview

The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, California and Tennessee. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At June 30, 2003, the Company managed 75 dental centers with approximately 159 affiliated dentists, orthodontists and specialists.

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

The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements (“Management Services Agreements”) with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, upon the occurrence of certain events, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost (“nominee arrangements”). At June 30, 2003, all of the affiliated dental practices were owned by dentists with whom the Company had a nominee arrangement. The Management Services Agreements have initial terms of twenty-five years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except from professional corporations located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of net patient revenues; and, (iii) a performance fee equal to the net patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated dental practice and (ii) a management fee in an amount of 30.0% of net patient revenues. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

The Company’s acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the affiliated dental practices. As part of the purchase allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. In connection with each acquisition, the Company enters into a long-term management services agreement with each affiliated dental practice, which cannot be terminated by either party without cause. Prior to January 1, 2002, the cost of the management services agreements were amortized on a straight line basis over their term, or such shorter period as may have been indicated by the facts and circumstances. Effective January 1, 2002, the Company adopted SFAS No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, and reclassified approximately $54.9 million from management services agreements to goodwill. Under SFAS 142, substantially all of the Company’s goodwill is no longer amortized, and the Company must perform an annual impairment test for goodwill and intangible assets. The Company allocates goodwill to its four reporting units. SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent of that difference. The Company based the fair values of its reporting units on discounted cash flow methodology and other company comparisons. The Company used the services of an outside consultant in preparation of the fair market analysis of the reporting units. Under SFAS No. 142, the Company recorded a transitional goodwill impairment charge of $37.0 million, presented as a cumulative effect of accounting change at the beginning of 2002. This transitional goodwill impairment charge is attributable to market declines in its reporting units in Texas, Florida, California and Tennessee.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net patient revenues	100.0%	100.0%	100.0%	100.0%
Expenses:
Dentist salaries and other professional costs	29.1%	29.3%	28.8%	29.0%
Clinical salaries	21.9%	19.3%	22.1%	18.9%
Dental supplies and laboratory fees	11.8%	10.7%	11.8%	10.6%
Rental and lease expense	6.1%	6.0%	6.0%	6.0%
Advertising and marketing	1.8%	3.1%	2.6%	2.9%
Depreciation and amortization	3.6%	3.2%	3.6%	3.4%
Other operating expenses	8.1%	7.2%	7.9%	7.1%
Bad debt expense	4.4%	5.3%	3.7%	5.4%
General and administrative	10.3%	11.7%	10.6%	10.5%
Restructuring costs and other charges	2.6%	2.8%	2.3%	1.7%
Asset impairment	0.0%	0.0%	0.2%	0.0%

Total expenses	99.7%	98.7%	99.5%	95.5%

Operating income	0.3%	1.3%	0.5%	4.5%
Interest expense	6.5%	3.4%	6.5%	4.0%
Other income	-0.7%	0.1%	-0.4%	0.1%
Gain on early extinguishment of debt	0.0%	-90.5%	0.0%	-44.9%

Income (loss) before income taxes and cumulative effect of change in accounting principle	-5.6%	88.3%	-5.6%	45.3%
Income taxes	0.0%	-1.2%	0.0%	0.0%

Income (loss) before cumulative effect of change in accounting principle	-5.6%	89.5%	-5.6%	45.3%
Cumulative effect of change in accounting principle	0.0%	0.0%	-73.1%	0.0%

Net income (loss)	-5.6%	89.5%	-78.7%	45.3%

Three Months Ended June 30, 2003 Compared to Three Months June 30, 2002

Net Patient Revenues—Net patient revenues decreased from $25.1 million for the three months ended June 30, 2002, to $24.1 million for the same period of 2003, a decrease of $1.1 million or 4.3%. The closing of eight dental centers between July 1, 2002 and June 30, 2003, accounted for the decrease in net patient revenues. For the second quarter of 2003, net patient revenues from dental centers opened for more than one year was unchanged from the prior year quarter.

Dentist Salaries and Other Professional Costs—Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the three months ended June 30, 2003, dentist salaries and other professional costs were $7.1 million, $0.3 million, or 3.7% lower than dentist salaries and other professional costs of $7.3 million for the three months ended June 30, 2002. The decrease is attributable to the closing of eight dental centers since July 1, 2002, and a reduction in the number of dentists, orthodontists and hygienists employed as part of a restructuring plan the Company adopted in October 2002 to reduce costs. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased slightly from 29.1% for the three months ended June 30, 2002 to 29.3% for the three months ended June 30, 2003.

Clinical Salaries—Clinical salaries decreased from $5.5 million for the three months ended June 30, 2002 to $4.7 million for the three months ended June 30, 2003, a decrease of $0.8 million or 15.6%. The decrease is attributable to the closing of eight dental centers since July 1, 2002, and a reduction in dental center staff in connection with a restructuring plan the Company adopted in October 2002. Expressed as a percentage of net patient revenues, clinical salaries decreased from 21.9% for the three months ended June 30, 2002 to 19.3% for the comparable 2003 period.

Dental Supplies and Laboratory Fees—Dental supplies and laboratory fees decreased, from $3.0 million for the three months ended June 30, 2002 to $2.6 million for the three months ended June 30, 2003, a decrease of 13.9%. Improved cost controls associated with the purchasing of dental supplies and the closing of eight dental centers over the past year attributed to the decrease in dental supplies and lab fees. Expressed as a percentage of patient revenues, dental supplies and laboratory fees decreased from 11.8% for the three months ended June 30, 2002 to 10.7% for the three months ended June 30, 2003.

Rent and Lease Expense—Rent and lease expense of $1.5 million in the second quarter of 2003 was relatively unchanged from the same period of 2002. The decrease resulting from the closing of eight dental centers over the past year was offset by an increase in common area maintenance adjustments on the remaining locations. Expressed as a percentage of net patient revenues, rent and lease expense decreased slightly from 6.1% for the three months ended June 30, 2002 to 6.0% for the three-month period ended June 30, 2003.

Advertising and Marketing—Advertising and marketing expenses increased from $0.5 million for the second quarter of 2002 to $0.8 million for the same period of 2003, an increase of $0.3 million, or 63.3%. Higher television advertising in the second quarter of 2003 accounted for the increase. Expressed as a percentage of net patient revenues, advertising and marketing expenses increased from 1.8% in the prior year period to 3.1% for the three months ended June 30, 2003.

Depreciation and Amortization—Depreciation and amortization decreased from $0.9 million for the three months ended June 30, 2002 to $0.8 million for the same period of 2003, a decrease of $0.1 million, or 15.2%. Although the Company closed eight dental centers over the past year, there was little impact on depreciation expense as most of the dental and office equipment and furniture were utilized in other locations. Expressed as a percentage of net patient revenues, depreciation and amortization decreased from 3.6% in the prior year period to 3.2% for the three months ended June 30, 2003.

Other Operating Expenses—Other operating expenses decreased from $2.0 million for the three months ended June 30, 2002, to $1.7 million for the three months ended June 30, 2003, a decrease of $0.3 million or 15.1%. Other operating expenses represent expenses related to the operation of the Company’s dental centers. The decrease is attributable primarily to the closing of eight dental centers over the past year and a cost reduction plan implemented as part of the Company’s restructuring plan adopted in October 2002 (see discussion of plan in Liquidity and Capital Resources section). Expressed as a percentage of net patient revenues, other operating expenses decreased from 8.1% for the three months ended June 30, 2002 to 7.2% for the comparable 2003 period.

Bad Debt Expense—Bad debt expense of $1.3 million for the three months ended June 30, 2003 increased by $0.2 million, or 15.4%. The increase in bad debt expense results from a slow down in the collections of insurance receivables. During the second quarter of 2003, the Company added personnel to its collection department in an effort to improve the collection of these receivables. Expressed as a percentage of net patient revenues, bad debt expense increased from 4.4% for the three months ended June 30, 2002 to 5.3% for the same period of 2003.

Restructuring Costs and Other Charges—On May 15, 2003, the Company entered into a series of agreements to restructure certain of its outstanding debt and equity (see Note 2 of Notes to Condensed Consolidated Financial Statements). For the three months ended June 30, 2003 the Company recorded restructuring costs and other charges of $0.7 million representing legal and professional fees related to such agreements. For the three months ended June 30, 2002, the Company recorded restructuring costs and other charges of $0.7 million including remaining lease obligations on closed offices and legal and professional fees related to the restructuring of the Company’s senior credit facility entered into in July 2002.

General & Administrative Expense—General and administrative expenses of $2.8 million for the three months ended June 30, 2003, increased by 8.5% from general and administrative expenses of $2.6 million in the second quarter of 2002. Expressed as a percentage of net patient revenues, general and administrative expense increased from 10.3% for the three months ended June 30, 2002, to 11.7% for the comparable period of 2003. On June 13, 2003, James M. Usdan, President, Chief Executive Officer, and a member of the board of directors, resigned from all of his positions as an officer and director of the Company. Approximately $0.4 million of severance and other related costs were expensed in the second quarter of 2003 resulting in the increase in general and administrative expenses.

Gain on Early Extinguishment of Debt—In connection with the Restructuring the Company recognized a gain of approximately $21.8 million on extinguishment of the debt in the second quarter of 2003. (See Note 2 of Notes to Condensed Consolidated Financial Statements).

Interest Expense—Interest expense decreased from $1.6 million for the three months ended June 30, 2002 to $0.8 million for the three months ended June 30, 2003, a decrease of $0.8 million or 49.6%. In May 2003 and July 2002 the Company entered into various agreements with its lenders to restructure its outstanding debt (see note 2 to Notes to Condensed Consolidated Financial Statements). Pursuant to these restructurings, approximately $35.3 million in outstanding debt was forgiven and $16.4 million was paid. In addition, the Company’s interest rate on its remaining debt was reduced. The reduction in outstanding debt and lower interest rates accounted for the decrease in interest expense.

Income Taxes—The Company’s effective tax rate benefit for the three months ended June 30, 2003 was 1.3%. During the second quarter of 2003 it was determined that the Company’s effective tax rate for the six months ended June 30, 2003, was zero percent. This rate differs from the federal statutory tax rate of 34% primarily as a result of provisions of the federal income tax code which provide for the exclusion from taxation of the $21.8 million gain recognized upon forgiveness of indebtedness as the Company met insolvency conditions established by the tax code at the time of the forgiveness. The tax code additionally requires that the Company reduce tax attributes to the extent that they have forgiveness of indebtedness that met the insolvency conditions. Accordingly, the Company reduced net operating loss carryforwards, fixed asset tax basis and goodwill tax basis. These tax attributes had been fully reserved prior to the debt forgiveness resulting in the Company additionally recording a corresponding increase in the related deferred tax asset valuation allowance. The Company’s management expects that the effective tax rate for periods subsequent to June 30, 2003 will approximate between 30% and 40%, reflecting the federal and state income taxes to be incurred by the Company prospectively as the Company no longer meets insolvency conditions as defined by tax regulations and because changes in ownership that have occurred have substantially limited the Company’s ability to use remaining deferred tax assets. The remaining net deferred tax asset is fully reserved.

Six Months Ended June 30, 2003 Compared to Six Months June 30, 2002

Net Patient Revenues—Net patient revenues decreased from $50.6 million for the six months ended June 30, 2002, to $48.5 million for the six months ended June 30, 2003, a decrease of $2.1 million or 4.1%. The closing of eight dental centers between July 1, 2002 and June 30, 2003, accounted for $1.5 million, or 4.9%, of the decrease in net patient revenues, offset by an increase of $0.4 million, or 0.7%, in net patient revenues from dental centers opened for more than one year.

Dentist Salaries and Other Professional Costs—For the six months ended June 30, 2003, dentist salaries and other professional costs were $14.1 million, $0.5 million, or 3.3% lower than dentist salaries and other professional costs of $14.6 million for the six months ended June 30, 2002. The decrease is attributable to the closing of eight dental centers since July 1, 2002, and a reduction in the number of dentists, orthodontists and hygienists employed as part of a restructuring plan the Company adopted in October 2002 to reduce costs. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased slightly from 28.8% for the six months ended June 30, 2002 to 29.0% for the six months ended June 30, 2003.

Clinical Salaries—Clinical salaries decreased from $11.2 million for the six months ended June 30, 2002 to $9.2 million for the six months ended June 30, 2003, a decrease of $2.0 million or 18.0%. The decrease is attributable to the closing of eight dental centers since July 1, 2002, and a reduction in dental center staff in connection with a restructuring plan the Company adopted in October 2002. Expressed as a percentage of net patient revenues, clinical salaries decreased from 22.1% for the six months ended June 30, 2002 to 18.9% for the comparable 2003 period.

Dental Supplies and Laboratory Fees—Dental supplies and laboratory fees decreased, from $5.9 million for the six months ended June 30, 2002 to $5.2 million for the six months ended June 30, 2003, a decrease of 13.5%. Improved cost controls associated with the purchasing of dental supplies and the closing of eight dental centers over the past year attributed to the decrease in dental supplies and lab fees. Expressed as a percentage of patient revenues, dental supplies and laboratory fees decreased from 11.8% for the six months ended June 30, 2002 to 10.6% for the six months ended June 30, 2003.

Rent and Lease Expense—Rent and lease expense decreased from $3.1 million for the six months ended June 30, 2002, to $2.9 million for the same period of 2003, a decrease of $0.2 million, or 5.6%. The decrease results from the closing of eight dental centers over the past year, which was offset by an increase in common area maintenance adjustments on the remaining locations. Expressed as a percentage of net patient revenues, rent and lease expense was 6.0% for the six months ended June 30, 2003 and 2002.

Advertising and Marketing—Advertising and marketing expenses increased slightly from $1.3 million for the six months ended June 30, 2002 to $1.4 million for the same period of 2003, an increase of $0.1 million, or 9.8%. The increase is attributable primarily to an increase in television advertising during the 2003 period. Expressed as a percentage of net patient revenues, advertising and marketing expenses increased from 2.6% in the prior year period to 2.9% for the six months ended June 30, 2003.

Depreciation and Amortization—Depreciation and amortization decreased from $1.8 million for the six months ended June 30, 2002 to $1.6 million for the same period of 2003, a decrease of $0.2 million, or 10.3%. Although the Company closed eight dental centers over the past year, there was little impact on depreciation expense as most of the dental and office equipment and furniture were utilized in other locations. Expressed as a percentage of net patient revenues, depreciation and amortization decreased from 3.6% in the prior year period to 3.4% for the six months ended June 30, 2003.

Other Operating Expenses—Other operating expenses decreased from $4.0 million for the six months ended June 30, 2002, to $3.4 million for the six months ended June 30, 2003, a decrease of $0.6 million or 13.4%. Other operating expenses represent expenses related to the operation of the Company’s dental centers. The decrease is attributable primarily to the closing of eight dental centers over the past year and a cost reduction plan implemented as part of the Company’s restructuring plan adopted in October 2002 (see discussion of plan in Liquidity and Capital Resources section). Expressed as a percentage of net patient revenues, other operating expenses decreased from 7.9% for the six months ended June 30, 2002 to 7.1% for the comparable 2003 period.

Bad Debt Expense—Bad debt expense of $1.9 million for the six months ended June 30, 2003 increased by $0.7 million, or 38.3%. The increase in bad debt expense results from a slow down in the collections of insurance receivables during the first quarter of 2003. During the second quarter of 2003 the Company added personnel to its collection department in an effort to improve the collection of these receivables. Expressed as a percentage of net patient revenues, bad debt expense increased from 3.7% for the six months ended June 30, 2002 to 5.4% for the same period of 2003.

Restructuring Costs and Other Charges—On May 15, 2003, the Company entered into a series of agreements to restructure certain of its outstanding debt and equity (see Note 2 of Notes to Condensed Consolidated Financial Statements). For the six months ended June 30, 2003 the Company recorded restructuring costs and other charges of $0.8 million representing legal and professional fees related to such agreements. For the six months ended June 30, 2002, the Company recorded restructuring costs and other charges of $1.2 million including remaining lease obligations on closed offices and legal and professional fees related to the restructuring of the Company’s senior credit facility entered into in July 2002.

General & Administrative Expense—General and administrative expenses of $5.1 million for the six months ended June 30, 2003, decreased by 4.5% from general and administrative expenses of $5.4 million in 2002. Expressed as a percentage of net patient revenues, general and administrative expense decreased from 10.6% for the six months ended June 30, 2002, to 10.5% for the comparable period of 2003. This decrease in general and administrative expenses is attributable to reductions in corporate and regional staff and other overhead expenses related to a restructuring plan adopted by the Company in October 2002. On June 13, 2003, James M. Usdan, President, Chief Executive Officer, and a member of the board of directors, resigned from all of his positions as an officer and director of the Company. The decrease was offset by approximately $0.4 million of severance and other related costs for Mr. Usdan that were expensed in the second quarter of 2003.

Gain on Early Extinguishment of Debt—In connection with the Restructuring the Company recognized a gain of approximately $21.8 million on extinguishment of the debt in the second quarter of 2003. (See Note 2 of Notes to Condensed Consolidated Financial Statements).

Interest Expense—Interest expense decreased from $3.3 million for the six months ended June 30, 2002 to $1.9 million for the six months ended June 30, 2003, a decrease of $1.4 million or 41.2%. In May 2003 and July 2002 the Company entered into various agreements with its lenders to restructure its outstanding debt (see note 2 to Notes to Condensed Consolidated Financial Statements). Pursuant to these restructurings, a total of approximately $35.3 million in outstanding debt was forgiven and $16.4 million in debt was paid. In addition, the Company’s interest rate on its remaining debt was reduced. The reduction in outstanding debt and lower interest rates accounted for the decrease in interest expense.

Income Taxes—The Company’s effective tax rate for the six months ended June 30, 2003 was zero percent. This rate differs from the federal statutory tax rate of 34% primarily as a result of provisions of the federal income tax code which provide for the exclusion from taxation of the $21.8 million gain recognized upon forgiveness of indebtedness as the Company met insolvency conditions established by the tax code at the time of the forgiveness. The tax code additionally requires that the Company reduce tax attributes to the extent that they have forgiveness of indebtedness that met the insolvency conditions. Accordingly, the Company reduced net operating loss carryforwards, fixed asset tax basis and goodwill tax basis. These tax attributes had been fully reserved prior to the debt forgiveness resulting in the Company additionally recording a corresponding increase in the related deferred tax asset valuation allowance. The Company’s management expects that the effective tax rate for periods subsequent to June 30, 2003 will approximate between 30% and 40%, reflecting the federal and state income taxes to be incurred by the Company prospectively as the Company no longer meets insolvency conditions as defined by tax regulations and because changes in ownership that have occurred have substantially limited the Company’s ability to use remaining deferred tax assets. The remaining net deferred tax asset is fully reserved.

Cumulative Effect of Change in Accounting Principle—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”.

In connection with the Company’s adoption of SFAS 142, the Company recorded a $37.0 million transitional goodwill impairment charge at the beginning of the fiscal year.

Liquidity and Capital Resources

In July 2002, the Company completed a restructuring of certain indebtedness, which included extinguishing certain subordinated debt due by the Company and extending payments due under the Company’s Old Credit Agreement. In October 2002, the Company undertook additional restructuring activities to improve operating results. Components of this plan included: (i) phasing-out doctor compensation guarantees and restructuring staff bonus incentive programs; (ii) continuing to monitor and close unprofitable and under-performing dental centers; (iii) continuing to upgrade dental office management personnel; (iv) reducing general and administrative expenses, including the reduction of corporate and regional management and administrative staff; (v) decentralizing and or outsourcing certain processes including the call center, marketing, billing, and collections; and (vi) reducing marketing expenses.

In May 2003, the Company completed the Restructuring (see below and Note 2 of Notes to Condensed Consolidated Financial Statements). Management believes this is an important step in its operational plan as it provides financial flexibility and the ability to invest in upgrading of equipment and facilities. For 2003, management plans to focus on: (i) aggressive cost control and full implementation of the cost reduction program initiated in October 2002; (ii) refurbishing and modernizing existing dental centers within capital expenditure constraints of $1.8 million for the year; (iii) upgrading dental office management personnel; and (iv) training of dental office staff personnel to improve patient services, office efficiency and effectiveness, and implementing improvements to the practice management system.

At June 30, 2003, the Company had a net working capital deficit of $2.1 million. Current assets totaled $10.7 million, consisting of cash and cash equivalents of $1.2 million, billed and unbilled accounts receivable of $8.4 million and prepaid expenses and other current assets of $1.2 million. Current liabilities totaled $12.8 million, consisting of $2.7 million in accounts payable, $8.5 million in accrued liabilities and $1.7 million in current maturities of long-term debt.

For the six months ended June 30, 2003, cash provided by operating activities was $2.8 million. In the six months ended June 30, 2002, cash used in operating activities amounted to $1.0 million. The improvement is primarily the result of the Company’s increase in net earnings, which increased from a net loss of approximately $2.9 million for the six months ended June 30, 2002, excluding a $37.0 million cumulative effect of change in accounting principle, to net income of approximately $0.2 million for the six months ended June 30, 2003, excluding a $21.8 million gain on extinguishment of debt. For the six months ended June 30, 2003 and 2002, cash used in investing activities was $0.3 million and $0.6 million, respectively, consisting of capital expenditures. For the six months ended June 30, 2003, cash used in financing activities totaled $3.0 million, representing $18.1 million in repayments of long-term debt and capital lease obligations, $0.6 million to repurchase outstanding warrants to purchase Series A preferred stock, and $1.9 million in debt and equity issuance costs, offset by $12.0 million in proceeds from the issuance of long-term debt and $5.7 million in proceeds from the issuance of Series B Preferred Stock. For the six months ended June 30, 2002, cash used in financing activities totaled $0.3 million, resulting from $0.1 million in repayments of long-term debt and capital lease obligations and $0.2 million in debt and equity issuance costs. The Company has budgeted $1.5 million in capital expenditures for the remainder of 2003, which it expects to fund through internally generated funds.

On May 15, 2003, the Company entered into a series of agreements to restructure certain of its outstanding debt and equity. Prior to May 15, 2003, the Company maintained the Old Credit Agreement with a bank group that included, among other banks, BofA and GECC. As of May 14, 2003, the Company had $46.7 million outstanding under the Old Credit Agreement, of which $38.3 million was due the lenders excluding GECC. In addition, the Company maintained Senior Notes due Heller, Midwest and James M. Usdan, its Chief Executive Officer at that time. The Restructuring transaction consisted of the following:

•	The lenders under the Old Credit Agreement, excluding GECC, accepted a payment of approximately $16.4 million in full satisfaction of $38.3 million in principal and $2.0 million in fees that the Company owed under its July 2002 restructuring transaction. The Company recorded a gain on extinguishment of debt of approximately $21.8 million in the second quarter of 2003.

•	The Company entered into a Credit Agreement with GECC, as agent, which includes a $12.5 million term loan and a $3.5 million revolving line of credit (see Note 3 of Notes to Condensed Consolidated Financial Statements). At June 30, 2003, the Company has approximately $3.2 million available under the revolving line of credit.

•	The Company entered into a Preferred Stock and Subordinated Note Purchase Agreement with Sentinel, GECC, Midwest and others. Pursuant to this agreement the Company issued 76,310 shares of Series B Preferred Stock, for $5.7 million in cash and the surrender of $1.9 million in principal and accrued interest due under the Senior Notes, less a discount of $0.3 million to reflect the value of warrants issued, and the surrender of the warrants to issue approximately 17,974,062 shares of Common Stock. In addition, the Company issued $6.7 million 20% Subordinated Notes (See Note 3 of Notes to Condensed Consolidated Financial Statements).

•	The Company entered into a Warrant Purchase Agreement to acquire 49,875 warrants that had been issued to purchase shares of Series A-2 Convertible Preferred Stock for an aggregate purchase price of approximately $0.6 million.

Management believes that cash flow from operations and borrowings available under the revolving line of credit should be sufficient to meet its anticipated capital expenditures, debt service obligations and other operating requirements for the next twelve months.

On June 13, 2003, James M. Usdan, the Company’s President and Chief Executive Officer and a member of the Board of Directors, resigned from all of his positions with the Company. Pursuant to the terms of Mr. Usdan’s severance agreement, the Company; (i) purchased 90,000 shares of Company Common Stock owned by Mr. Usdan for $11,780 the fair market value at that date, (ii) will pay one-year salary, plus salary that had been deferred, totaling approximately $0.4 million. As of August 14, 2003, the Company is conducting an executive search to find a new Chief Executive Officer. John M. Slack, previously Senior Vice President of Administration, is acting as the interim Chief Executive Officer.

The following table summarizes, as of June 30, 2003, our contractual commitments related to debt, leases and other arrangements during the next five years (in thousands):

	Twelve Months Ended March 31,
	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$1,659	$2,335	$2,752	$3,002	$10,415	$—	$20,163
Operating lease obligations	4,303	3,105	2,767	1,751	960	1,031	13,917

Recent Accounting Pronouncements

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

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no initial impact on our financial position, results of operations or cash flows as of and for the three and six months ended June 30, 2003.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 01-8 “Determining Whether an Arrangement Contains a Lease.” EITF 01-8 provides guidance for determining whether an arrangement contains a lease that is within the scope of SFAS 13 and is effective for arrangements initiated after the beginning of the first interim period beginning after May 28, 2003. The Company adopted the provisions of EITF 01-8 as of July 1, 2003 and is currently determining the impact of EITF 01-8 on the Company’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company’s financial instruments with market risk exposure are borrowings under the Credit Agreement which amounted to $12.8 million at June 30, 2003. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $0.1 million, or $0.00 per share, on an annual basis. The Credit Agreement was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from the prime interest rate.

Item 4. Controls and Procedures

(a)	(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, some of the information used for internal and external reporting by the Company and management is derived from data input by decentralized employees at the dental centers. The decentralization of input and system controls may affect the accuracy of this data. Management is aware of this risk and is taking steps to reduce this risk by improving the Company’s dental practice management system. However, such improvement may require a new practice management system, which management is presently evaluating but may take several years to implement and could present additional risk associated with systems conversions.

(b)	Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On May 30, 2002, litigation was filed in the Circuit Court for Putnam County, Tennessee against the Company and one of its subsidiaries by the spouse and children of a patient of an affiliated dental practice alleging that the defendants were negligent and vicariously liable in the care and treatment of the patient, resulting in his death. The lawsuit seeks damages in the amount of $10.0 million, in excess of the policy limits of $1.0 million per occurrence carried by the Company. The Company has filed a response to the litigation denying liability in this matter and intends to continue to vigorously defend itself. In addition, the Company filed a third-party complaint against the dentist involved in the treatment of the patient asserting the enforceability of the indemnity and insurance provisions of the dentist’s employment agreement. The matter has been set for trial in December 2003, and discovery has commenced. Based on these findings, the

Company cannot determine what liability, if any, may be assessed against it and therefore has not recorded any liability in this matter. However, a judgment against the Company in excess of the insurance policy limits could have a material adverse effect on the Company.

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

Item 2. Changes in Securities and Use of Proceeds.

In connection with the Restructuring, Heller and Midwest (the “Consenting Stockholders”) who own shares of Series A-1 Preferred Stock representing more than a majority of the voting power of the Company and more than 75% of the voting power of the Series A-1 Preferred Stock at the close of business on May 14, 2003 (the “Record Date”) executed a written consent adopting and approving an amendment to the Company’s certificate of incorporation and an amendment to the Company’s Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock (“Series A Designation”). The holders of all of the Series A-2 Warrants outstanding on the Record Date also executed the written consent because their consent was necessary to amend the terms of the Series A Designation.

The amendment to the certificate of incorporation (the “Authorized Share Amendment”) will increase the number of authorized shares of Common Stock from 100,000,000 to a total of 250,000,000. The amendment to the Series A Designation (the “Series A Amendment”) is summarized as follows:

•	Section 2(a) has been amended to add definitions that are needed to support the other changes made;

•	Section 2(b) has been amended to add a provision making conversion of the Series A-1 Preferred Stock and Series A-2 Preferred Stock (collectively “Preferred Shares”) into Common Stock mandatory if all of the Series B Preferred Stock is converted into Common Stock;

•	Section 2(c) has been amended to support the addition of anti-dilution rights;

•	Section 2(d) has been amended to add conforming provisions necessary to support the mandatory conversion provisions of Section 2(b);

•	Sections 2(f),(g),(h),(i) and (j) have been amended or added to provide anti-dilution rights that mirror those granted to holders of Series B Preferred Stock;

•	Section 5(b), which granted the holders of the Series A-1 Preferred Stock the right to elect a majority of the Company’s board of directors, has been deleted;

•	Section 6 has been amended to provide that a Change of Control shall be deemed to be a Liquidation if the holders of a majority of the shares of Series B Preferred Stock treat a “Change of Control” as a “Liquidation Event” according to the Certificate of Designations establishing the Series B Preferred Stock (the “Series B Terms”);

•	Section 7 has been amended to provide that the Series B Preferred Stock will constitute “Senior Securities” with respect to the Preferred Shares; and

•	Section 9 has been amended so that it would not require the consent of the holders of the Preferred Shares to pay a dividend on Senior Securities.

Following the Restructuring, the holders of the Series B Preferred Stock have the right to elect a majority of the Company’s board of directors. Since the holders of the Series A-1 Stock previously had such right, that right had to be deleted. In addition, Sentinel required that all of the Preferred Shares be required to convert into Common Stock in the event that all of the shares of Series B Preferred Stock convert into Common Stock. The conversion price of the Preferred Shares is approximately $0.547 per share while the conversion price of the Series B Preferred Stock is approximately $0.048 per share. Consequently, it will be economically advantageous to the holders of Series B Preferred Stock to convert into Common Stock at times when the holders of the Preferred Shares would not otherwise convert. The mandatory conversion provision adopted will allow the holders of the Series B Preferred Stock to force a conversion of the Preferred Shares at times when the holders of the Preferred Shares otherwise would not have agreed to convert.

In connection with negotiating the terms of the Purchase Agreement, GECC and Midwest requested that the holders of the Preferred Shares, who currently do not have anti-dilution protection, be granted anti-dilution protection to the same extent that the holders of Series B Preferred Stock were granted anti-dilution protection. This was agreed to among all the parties to the Purchase Agreement and, in the future, if securities are issued that trigger the anti-dilution provisions of the Series B Terms, there will be a proportional change to the conversion price of the Preferred Shares.

Under the Series B Terms, the holders of a majority of the Series B Preferred Stock can treat a “Change of Control” (as defined in the Series B Terms) as a liquidation event requiring the liquidation of the Company and the payment thereafter to the stockholders in accordance with their relative preferences provided in the Company’s Certificate of Incorporation. The Series A Amendment changes the Series A Designation to mirror this provision.

The Series B Preferred Stock has superior rights with respect to dividends and upon liquidation to the Preferred Shares and the Series A Amendment reflects this fact. The Series A Designation previously required the consent of the holders of the Preferred Shares to declare a dividend upon any securities of the Company. This provision has been amended to ensure that it does not apply to dividends, if any, declared on the Series B Preferred Stock. Dividends do not accrue on the Preferred Shares and, consequently, there are no dividends payable in arrears with respect thereto.

Pursuant to the Purchase Agreement, the Company issued 76,310 shares of Series B Preferred Stock for an aggregate consideration of $5,712,000 in cash, the surrender of $1,919,063 in principal and accrued interest of the Company’s 15% senior subordinated convertible promissory notes (“Senior Notes”), and the surrender of warrants (“Common Warrants”) to purchase 17,974,062 shares of Common Stock. Pursuant to the Purchase Agreement, the Company also issued $6,664,000 in principal amount of 20% Subordinated Promissory Notes (the “Subordinated Notes”). Amounts received under the Purchase Agreement were used to partially fund the repayment of amounts owed to Former Lenders under the Old Credit Agreement.

The Series B Preferred Stock and the Subordinated Notes were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933.

Each share of Series B Preferred Stock is currently convertible into approximately 2,083.89 shares of Common Stock and votes with the Common Stock and Series A Preferred Stock on an as-converted basis. Each share of Series B Preferred Stock is entitled to a number of votes equal to the whole number of shares of Common Stock into which such share of Series B Preferred Stock is convertible. The Series B Preferred Stock also has all voting rights required by law. For so long as a majority of the shares of Series B Preferred Stock initially issued remain outstanding, the holders of the Series B Preferred Stock, voting separately as a single class to the exclusion of all other classes of the Company’s capital stock and with each Share entitled to one vote, are entitled to elect a majority of the board of directors. So long as any shares of Series B Preferred Stock remain outstanding the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock shall be necessary to: (i) alter or change the preferences, rights or powers of the Series B Preferred Stock, (ii) create, authorize or issue any capital stock that ranks prior (whether with respect to dividends, redemption or upon liquidation, dissolution, winding up or otherwise) to or pari passu with the Series B Preferred Stock, or (iii) increase the authorized number of shares of Series B Preferred Stock.

The following table lists each purchaser who acquired Series B Preferred Stock and Subordinated Notes on May 15, 2003 pursuant to the Purchase Agreement and the consideration paid by each such purchaser therefor.

Purchaser	Securities Acquired	Amount of Securities	Consideration
			Cash		Senior Notes	Common Warrants
Sentinel Capital Partners II, L.P.	Series B Preferred Stock Subordinated Notes	$55,386 6,461,700	$ $	5,538,600 6,461,700	— —	— —
Thomas P. Fitzpatrick	Series B Preferred Stock Subordinated Notes	$1,152 134,400	$ $	115,200 134,400	— —	— —
John M. Slack	Series B Preferred Stock Subordinated Notes	$462 53,900	$ $	46,200 53,900	— —	— —
James M. Usdan	Series B Preferred Stock Subordinated Notes	$8,022 14,000	$ $	12,000 14,000	$790,203 —	7,401,084 —
General Electric Capital Corporation	Series B Preferred Stock	5,644		—	$564,430	5,286,489
Midwest Mezzanine Fund II, L.P.	Series B Preferred Stock	5,644		—	$564,430	5,286,489

Total				$12,376,000	$1,919,063	17,974,062

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On May 14, 2003, the holders of a majority of the Company’s voting securities executed a written consent of majority stockholders. This written consent was described in the Company’s Information Statement on Schedule 14C filed with the Securities and Exchange Commission on June 5, 2003.

Section 2(b) of the Company’s Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock provides that the Company may not repurchase any shares of Common Stock without the prior written consent of the holders of a majority of the shares of Series B Preferred Stock then outstanding. On June 16, 2003, Sentinel, the holder of a majority of the Series B Preferred Stock then outstanding, executed a written consent authorizing the repurchase by the Company of 90,000 of Common Stock from James M. Usdan for $11,780 in cash.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

The following exhibits are filed with this report:

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.*

3.	Articles of Incorporation and By-laws

3.1	Amended and Restated Certificate of Incorporation of Castle Dental Centers, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2001, File No. 001-13263)

3.2	Amendment to Certificate of Incorporation dated January 28, 2003 (incorporated by reference from Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, File No. 001-13263)

3.3	Amendment to Certificate of Incorporation dated July 1, 2003

3.4	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, File No. 001-13263)

3.5	Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock of Castle Dental Centers, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

3.6	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock of Castle Dental Centers, Inc. (incorporated by reference from Exhibit A of the Company’s Information Statement on Schedule 14C Filed with the SEC on June 5, 2003, File No. 001-13263)

3.7	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Castle Dental Centers, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

4.	Instruments defining the rights of security holders, including indentures.

4.1	Form of Certificate representing the Common Stock, par value $.001 per share, of Castle Dental Centers, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, filed September 3, 1996, Reg. No. 333-1335)

4.2	Registration Rights Agreement dated December 18, 1995, among Castle Dental Centers, Inc. and Delaware State Employees’ Retirement Fund, Declaration of Trust for Defined Benefit Plan of ICI American Holdings, Inc., Declaration of Trust for Defined Benefit Plan of Zeneca Holdings, Inc. and certain stockholders and investors in the Company (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed September 3, 1996, Reg. No. 333-1335)

4.3	Form of Warrant Agreement among the Company and the Lenders (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

4.4	Preferred Stock and Subordinated Note Purchase Agreement dated as of May 15, 2003 between Castle Dental Centers, Inc. (the “Company”), Sentinel Capital Partners II, L.P. (“Sentinel”), General Electric Capital Corporation (“GECC”), Midwest Mezzanine Fund II, L.P. (“Midwest”), Thomas P. Fitzpatrick (“Fitzpatrick”), John M. Slack (“Slack”), and James M. Usdan, an individual (“Usdan” and, together with Slack, Fitzpatrick, Midwest, GECC, and Sentinel, the “Purchasers”) (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

4.5	Registration Rights Agreement dated as of May 15, 2003, by and among the Company and the Purchasers (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

4.6	Stockholders Agreement dated as of May 15, 2003, by and among the Company, and the Purchasers (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

4.7	Form of subordinated promissory note (incorporated by reference from Exhibit 10.5 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

9.	Voting Trust Agreement*

10.	Material Contracts

10.1	Credit Agreement dated as of May 15, 2003 among the Castle Dental Centers, Inc., Castle Dental Centers of Florida, Inc., Castle Dental Centers of Tennessee, Inc., Castle Texas Holdings, Inc., Castle Dental Centers of Texas, Inc., CDC of California, Inc., the lenders party thereto, and General Electric Capital Corporation, as agent for the Lenders (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

10.2	Sentinel Management Agreement dated as of May 15, 2003 by and among the Company and Sentinel (incorporated by reference from Exhibit 10.6 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

10.3	Termination and Amendment of the Registration Rights Agreement, dated as of July 19, 2002, by and among the Company, Heller Financial, Inc. (“Heller”), Midwest, Usdan and certain other stockholders of the Company (incorporated by reference from Exhibit 10.7 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

10.4	Termination of the Stockholders Agreement, dated as of July 19, 2002, by and among the Company, Heller, Midwest, Usdan and certain other stockholders of the Company (incorporated by reference from Exhibit 10.8 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

10.5	Termination of the Investor Agreement, dated as of July 19, 2002, by and among the Company, Usdan, Heller and Midwest (incorporated by reference from Exhibit 10.9 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

10.6	Amendment to Forbearance Agreement dated as of May 15, 2003, by and between Leon D. Roisman, D.M.D, Leon D. Roisman, D.M.D, Inc., Roisman Acquisition Company, CDC of California, Inc. and Castle Dental Centers of California, L.L.C. (incorporated by reference from Exhibit 10.10 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

10.7	Employment Agreement by and between James M. Usdan and the Company dated as of May 15, 2003 (incorporated by reference from Exhibit 10.11 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

10.8	Warrant Purchase Agreement dated as of May 14, 2003, between Banc of America Strategic Solutions, Inc., FSC Corp., Amsouth Bank and the Company (incorporated by reference from Exhibit 10.12 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263).

10.9	General Release and Severance Agreement dated as of June 13, 2003, between James M. Usdan and Castle Dental Centers, Inc.

10.10	Securities Purchase Agreement dated as of June 13, 2003, among James M. Usdan, Sentinel Capital Partners II, L.P. and Castle Dental Centers, Inc.

11.	Statement re computation of per share earnings*

14.	Code of Ethics*

15.	Letter re Unaudited Interim Financial Information*

16.	Letter re change in certified accountant*

18.	Letter re change in accounting principles*

19.	Report furnished to security holders*

22.	Published report regarding matters submitted to vote of security holders*

23.	Consents of experts and counsel*

24.	Power of attorney*

31	Rule 13a-14(a) Certifications

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99	Additional Exhibits*

*	Inapplicable to this filing

(b) Reports on Form 8-K

The	Company filed a Report on Form 8-K dated May 15, 2003, that described the Restructuring.

The	Company filed a Report on Form 8-K dated June 23, 2003, describing Mr. Usdan’s resignation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTLE DENTAL CENTERS, INC.

Date: August 14, 2003	/s/ JOHN M. SLACK
John M. Slack
Interim Chief Executive Officer

Date: August 14, 2003	/s/ JOSEPH P. KEANE
Joseph P. Keane
Chief Financial Officer