Form 10-Q
period 2003-09-30
CASTLE DENTAL CENTERS INC
filed 2003-11-14
CIK 1018152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of Common Stock issued and outstanding, par value, $0.000001 per share, as of November 12, 2003 was 5,443,963.

CASTLE DENTAL CENTERS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CASTLE DENTAL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	December 31, 2002	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,522	$2,978
Patient receivables, net	6,362	5,275
Unbilled patient receivables, net	2,650	2,533
Prepaid expenses and other current assets	1,438	1,241

Total current assets	11,972	12,027

Property and equipment, net	11,273	9,538
Intangibles, net	14,900	14,857
Other assets	2,811	1,876

Total assets	$40,956	$38,298

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	2,276	1,742
Accounts payable trade	2,937	2,489
Accrued liabilities	8,499	9,158

Total current liabilities	13,712	13,389

Long-term debt, net of current portion	47,219	18,548
Other long-term liabilities	1,935	9
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock, $.000001 par value, 1,000,000 shares authorized, 211,282 shares Series A-1 issued and outstanding at December 31, 2002 and September 30, 2003, and 79,190 shares Series B issued and outstanding at September 30, 2003	—	—
Common stock, $.000001 par value ($.001 for December 31, 2002), 250,000,000 shares authorized, 6,417,206 and 5,443,963 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	6	—
Additional paid-in capital	46,575	53,186
Deferred compensation	—	(375)
Accumulated deficit	(68,491)	(46,459)

Total stockholders’ equity (deficit)	(21,910)	6,352

Total liabilities and stockholders’ equity	$40,956	$38,298

The accompanying notes are an integral part of the condensed consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net patient revenues	$25,934	$23,270	$76,568	$71,809
Expenses:
Dentist salaries and other professional costs	7,627	6,942	22,203	21,034
Clinical salaries	5,588	4,717	16,755	13,879
Dental supplies and laboratory fees	2,951	2,652	8,912	7,811
Rental and lease expense	1,483	1,441	4,545	4,333
Advertising and marketing	576	763	1,876	2,191
Depreciation and amortization	912	729	2,730	2,359
Other operating expenses	2,065	1,921	6,049	5,370
Bad debt expense	1,586	992	3,469	3,597
General and administrative	2,522	2,427	7,878	7,544
Restructuring costs and other charges	3,210	—	4,394	835
Asset impairment	123	—	53	—

Total expenses	28,643	22,584	78,864	68,953

Operating income (loss)	(2,709)	686	(2,296)	2,856
Interest expense	1,208	642	4,481	2,565
Other (income) expense	(3)	1	(22)	46
Gain on early extinguishment of debt	(17,334)	—	(17,334)	(21,787)

Income before income taxes and cumulative effect of change in accounting principle	13,420	43	10,579	22,032
Income taxes	—	—	—	—

Income before cumulative effect of change in accounting principle	13,420	43	10,579	22,032
Cumulative effect of change in accounting principle	—	—	(37,000)	—

Net income (loss)	$13,420	$43	$(26,421)	$22,032

Income (loss) per common share:
Income before cumulative effect of change in accounting principle	$0.22	$0.00	$0.43	$0.15
Cumulative effect of change in accounting principle	—	—	(1.49)	—

Net income (loss)	$0.22	$0.00	$(1.07)	$0.15

Weighted average number of common and common equivalent shares outstanding
Basic	60,863	206,163	24,765	141,575

Diluted	60,863	209,207	24,765	143,383

The accompanying notes are an integral part of the condensed consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Nine Months Ended September 30,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$(26,421)	$22,032
Adjustments:
Bad debt expense	3,469	3,597
Depreciation and amortization	2,730	2,359
Amortization of loan cost	507	471
Accretion of debt discount	14	55
Interest paid-in kind	—	302
Amortization of stock option compensation	—	13
Gain on early extinguishment of debt	(17,334)	(21,787)
Asset impairment	53	—
Cumulative effect of change in accounting principle	37,000	—
Changes in operating assets and liabilities:
Patient receivables	(4,734)	(2,539)
Unbilled patient receivables	(2)	134
Prepaid expenses and other current assets	(244)	197
Other assets	(2)	(13)
Accounts payable	(3,650)	(523)
Accrued liabilities	6,655	813

Net cash provided by (used in) operating activities	(1,959)	5,111

Cash flows used in investing activities:
Capital expenditures	(726)	(601)
Proceeds from sale of property and equipment	296	—

Net cash used in investing activities	(430)	(601)

Cash flows from financing activities:
Proceeds from issuance of long-term debt and revolving line of credit	1,700	12,383
Payments of long-term debt and revolving line of credit	(502)	(18,517)
Proceeds from issuance of series B preferred stock	—	6,000
Repurchase warrants issued to acquire series A preferred stock	—	(550)
Purchase of common stock	—	(117)
Debt and equity issuance costs	(690)	(2,253)

Net cash provided by (used in) financing activities	508	(3,054)

Net change in cash and cash equivalents	(1,881)	1,456
Cash and cash equivalents, beginning of period	3,979	1,522

Cash and cash equivalents, end of period	$2,098	$2,978

The accompanying notes are an integral part of the condensed consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

Corporate Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all wholly owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements (“Management Services Agreements”) with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, upon the occurrence of certain events, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost (“nominee arrangements”). At September 30, 2003, all of the affiliated dental practices were owned by dentists with whom the Company had a nominee arrangement. The Management Services Agreements have initial terms of twenty-five years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except from professional corporations located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of net patient revenues; and, (iii) a performance fee equal to the net patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated dental practice and (ii) a management fee in an amount equal to 30.0% of net patient revenues. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2003, and for the three and nine months ended September 30, 2002 and 2003 include the accounts of the Company and its management company subsidiaries and the affiliated dental practices. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements have been prepared consistent with the accounting policies reflected in the Company’s annual financial statements included in the Company’s Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission and should be read in conjunction therewith. In management’s opinion, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In accordance with the provisions of APB No. 25, stock-based employee compensation cost is not reflected in net income for options granted at an exercise price equal to or in excess of the market value of the underlying Common Stock on the date of grant. The Company recognizes compensation cost on options granted at an exercise price less than the market value of the underlying Common Stock on the date of grant. In August 2003, the Company issued approximately 3.9 million stock options with an exercise price of $0.05 per share while the market value of the underlying Common Stock on the date of grant was $0.15 per share. The Company recorded approximately $0.4 million in deferred compensation, which will be expensed over the vesting period of five years. The Company expensed approximately $13,000 in compensation expense during the third quarter of 2003. All stock options granted by the Company prior to August 2003 were issued with an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 148 “Accounting for Stock-Based Compensation – an Amendment of FASB Statement No. 123”, the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2003	2002	2003
	(in thousands)		(in thousands)
Net income (loss), as reported	$13,420	$43	$(26,421)	$22,032
Add: stock based compensation expense included in reported net income (loss)	$—	$13	$—	$13
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(25)	(36)	(84)	(78)

Pro forma net income (loss)	$13,395	$20	$(26,505)	$21,967

Basic and diluted income (loss) per share:
Net income (loss), as reported	0.22	0.00	(1.07)	0.15

Pro forma net income (loss)	0.22	(0.00)	(1.07)	0.15

Recent Accounting Pronouncements

In April 2003, the FASB issued Statement No. 149, Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of SFAS 149, relating to FASB Statement No. 133 implementation issues that have been effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company does not expect the impact of adoption of SFAS 149 to have a material effect on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no initial impact on our financial position, results of operations or cash flows as of and for the three and nine months ended September 30, 2003.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 01-8 “Determining Whether an Arrangement Contains a Lease.” EITF 01-8 provides guidance for determining whether an arrangement contains a lease that is within the scope of FASB Statement No. 13 and is effective for arrangements initiated after the beginning of the first interim period beginning after May 28, 2003. The Company adopted the provisions of EITF 01-8 as of July 1, 2003 and is currently determining the impact of EITF 01-8 on the Company’s condensed consolidated financial statements.

In its October 29, 2003 meeting, the FASB voted to make the expensing of stock options mandatory beginning in 2005. The guidance regarding this change is expected to be released in early 2004. Additionally, the FASB voted to specify the approach that companies can use in making the transition to the expensing of options, allowing companies to include previously granted unvested options in their calculations as well as the ones granted in the current year. When the rules are finalized, the Company will evaluate the impact on its financial position, results of operations and cash flows.

2. Restructuring Costs and Other Charges

On May 15, 2003, the Company entered into a series of agreements to restructure certain of its outstanding debt and equity (“Restructuring”). Prior to May 15, 2003, the Company maintained a credit agreement (“Old Credit Agreement”) with a bank group that included, among other banks, Bank of America Strategic Solutions, Inc. (“BofA”) and GE Capital Corporation (“GECC”). As of May 14, 2003, the Company had $46.7 million outstanding under the Old Credit Agreement, of which $38.3 million was due the lenders excluding GECC. In addition, the Company maintained 15% senior subordinated convertible promissory notes (“Senior Notes”) due Heller Financial, Inc. (“Heller”), Midwest Mezzanine Fund II, L.P. (“Midwest”) and James M. Usdan, its Chief Executive Officer at that time. The Restructuring transaction consisted of the following:

•	The lenders under the Old Credit Agreement, excluding GECC, accepted a payment of approximately $16.4 million in full satisfaction of $38.3 million in principal and $2.0 million in fees that the Company owed under its July 2002 restructuring transaction. The Company recorded a gain on extinguishment of debt of approximately $21.8 million in the second quarter of 2003.

•	The Company entered into a credit agreement with GECC, as agent, (“Credit Agreement”), which includes a $12.5 million term loan and a $3.5 million revolving line of credit (Note 3). The term loan includes $8.4 million that was owed to GECC under the Old Credit Agreement, which was rolled into the Credit Agreement.

•	The Company entered into a Preferred Stock and Subordinated Note Purchase Agreement (“Purchase Agreement”) with Sentinel Capital Partners II, L.P. (“Sentinel”), GECC (as successor to Heller), Midwest and others. Pursuant to this agreement, the Company issued $7.0 million in 20% Subordinated Promissory Notes (“Subordinated Notes”) and issued 79,190 shares of Series B Convertible Preferred Stock, par value $0.000001 per share, (“Series B Preferred Stock”). Under the terms of the Purchase Agreement, the issuance and funding of the Series B Preferred Stock and Subordinated Notes took place in two closings. In the initial closing on May 15, 2003, the Company issued $6.7 million in Subordinated Notes and issued 76,310 shares of Series B Preferred Stock for $5.7 million in cash plus the surrender of $1.9 million in principal and accrued interest due under the Senior Notes and warrants to issue approximately 17,974,062 shares of Common Stock. The Senior Notes were recorded less a discount of $0.3 million, the remaining value assigned to the warrants. In the subsequent closing during the third quarter of 2003, the Company issued, to key members of management and certain other individuals, the remaining 2,880 shares of Series B Preferred Stock for approximately $0.3 million in cash and the remaining $0.3 million in Subordinated Notes. The Series B Stock is convertible into an aggregate 165,022,853 shares of Common Stock.

•	The Company entered into a Warrant Purchase Agreement to acquire 49,875 warrants to purchase shares of Series A-2 Convertible Preferred Stock for an aggregate purchase price of approximately $0.6 million. These warrants had been issued to the lenders other than GECC in connection with the Old Credit Agreement.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the Restructuring, the Company entered into a management agreement with Sentinel (“Sentinel Management Agreement”), whereby Sentinel is to provide various strategic financial planning, advisory and consulting services to the Company. In consideration of the services provided by Sentinel, an annual consulting fee of $275,000 is payable quarterly in advance on the last business day of each February, May, August and November. The consulting fee increases to $300,000 annually after the date that the Company’s EBITDA (as defined in the Credit Agreement) exceeds $10.0 million for the preceding twelve months. Unless earlier terminated by the parties, the Sentinel Management Agreement will remain in effect as long as Sentinel owns Common Stock of the Company. If, during the term of the Sentinel Management Agreement, Sentinel holds less than 50% of the shares of Company Common Stock held by Sentinel on a fully diluted basis as of May 15, 2003, the fees payable to Sentinel will be prorated based on the number of fully diluted shares of Company Common Stock held by Sentinel on such date. Pursuant to the terms of the Sentinel Management Agreement, the Company paid Sentinel approximately $0.5 million for consulting services related to the Restructuring.

In July 2002, the Company restructured its Old Credit Agreement. Restructuring costs and other charges related to these restructurings are (in thousands):

	Balance at December 31, 2001	Restructuring and Other Costs in 2002	Payments to Settle Obligations	Asset Write-down	Balance at December 31, 2002
Asset impairment	$—	$3,356	$—	$3,356	$—
Legal and professional services	216	2,868	2,943		141
Severance costs	171	992	568	—	595
Dental center closures	373	396	510	—	259

Total	$760	$7,612	$4,021	$3,356	$995

	Balance at December 31, 2002	Restructuring and Other Costs in 2003	Payments to Settle Obligations	Asset Write-down	Balance at September 30, 2003
Asset impairment	$—	$—	$—	$—	$—
Legal and professional services	141	835	866		110
Severance costs	595	—	516	—	79
Dental center closures	259	—	144	—	115

Total	$995	$835	$1,526	$—	$304

3. Long-term Debt:

As discussed in Note 2, the Company entered into a Credit Agreement dated May 15, 2003, that consists of a $12.5 million term loan and $3.5 million revolving line of credit. The term loan includes $8.4 million that was owed to GECC under the Old Credit Agreement, which was rolled into the Credit Agreement. Principal of the term loan is payable quarterly in installments of approximately $0.3 million on December 31, 2003, $0.4 million per quarter in 2004, $0.6 million per quarter in 2005, $0.8 million per quarter in 2006 through September 30, 2007, with a final payment of the remaining principal balance due November 15, 2007. The Company may be required to make additional principal payments, including an annual cash flow payment based on achieving certain financial targets, and other mandatory prepayments as set forth in the Credit Agreement. Interest is payable monthly or quarterly depending on whether the Company chooses to pay interest based upon the prime rate as quoted in The Wall Street

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Journal (“Base Rate”) or LIBOR. Interest is equal to the Base Rate plus 3.25% per annum or LIBOR plus 4.5% per annum. A closing fee of $0.1 million was payable upon initial funding under the Credit Agreement and an administrative fee of $25,000 is payable annually beginning May 15, 2004. As defined in the Credit Agreement, fees are payable for the issuance of letters of credit and for unused availability under the revolving credit facility. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. The Credit Agreement is secured by all of the assets of the Company and its subsidiaries. As of September 30, 2003, there were no borrowings outstanding under the revolving line of credit.

As discussed in Note 2, on May 15, 2003, the Company entered an agreement to issue Subordinated Notes with an aggregate principal amount of $7.0 million. Interest accrues at 20% per annum as follows: (a) 10% per annum is payable quarterly on each May 15, August 15, November 15 and February 15 (each, an “Interest Payment Date”); and (b) 10% per annum (“PIK Interest”) quarterly on each Interest Payment Date, by adding an amount equal to the aggregate accrued but unpaid PIK Interest as of such Interest Payment Date to the principal amount of the Note. Principal is due May 15, 2008.

4. Commitments and Contingencies:

On May 30, 2002, litigation was filed in the Circuit Court for Putnam County, Tennessee against the Company and one of its subsidiaries by the spouse and children of a patient of an affiliated dental practice alleging that the defendants were negligent and vicariously liable in the care and treatment of the patient, resulting in his death. The Company filed a response to the litigation denying liability in this matter. The matter was settled in October 2003, within the Company’s insurance policy limits.

In May 2003, the Company was notified that its former malpractice insurance provider had filed for liquidation and that payment of claims and legal defense in various malpractice lawsuits filed against the Company and its affiliated dental practices had been terminated. The defunct insurance company provided malpractice coverage for the Company and its affiliated dental practices in 2000 and 2001. Therefore the Company potentially is liable for payment of any claims, judgments or other costs associated with these lawsuits. Management has reviewed all open claims and lawsuits still pending that this insurance company was covering and does not believe that the potential liability will have a material impact on the Company’s financial results.

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

5. Stockholders’ Equity:

Purchase of common stock

Effective September 30, 2003, the Company purchased 883,243 shares of Company common stock, from funds managed by a former director, for approximately $0.1 million. This stock was subsequently cancelled. The Company had 5,443,965 shares of common stock issued and outstanding at September 30, 2003.

Series B Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock. As further discussed in Note 2, during 2003 the Company issued an aggregate 79,190 shares of Series B Preferred Stock. Each share of the Series B Preferred Stock is convertible into 2,083.89 shares of Common Stock (an aggregate of 165,022,853 shares of Common Stock) and votes with the Common Stock and Series A-1 Convertible Preferred Stock (“Series A-A Stock) par value $0.000001 on an as-converted basis. Holders of the Series B Preferred Stock have the right to

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

elect a majority of the board of directors of the Company. Upon liquidation, a holder of a share of Series B Preferred Stock is entitled to a preferential distribution in liquidation equal to $100 per share plus 15% per annum from the date of issue.

Series A Preferred Stock

At December 31, 2002 and September 30, 2003, the Company had 211,282 shares of Series A-1 Preferred Stock issued and outstanding. Each share of Series A-1 Stock is convertible into approximately 182.7 shares of Common Stock (an aggregate of 38,597,724 shares of Common Stock). Each share of Series A-1 Stock votes on an “as converted” basis on all matters submitted to the holders of Common Stock of the Company. The Series A-1 Stock has customary anti-dilution protection with regard to such events as stock splits and stock dividends. Upon liquidation, a holder of a share of Series A-1 Stock is entitled to a preferential distribution in liquidation equal to $100 per share.

6. Earnings Per Share:

A reconciliation of the denominators of the average number of basic and diluted shares for the computation of net income (loss) per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(in thousands)		(in thousands)
Shares:
Common stock	6,417	6,318	6,417	6,378
Preferred stock	31,046	197,684	10,462	119,587
Warrants	23,400	2,161	7,886	15,610

Shares - basic	60,863	206,163	24,765	141,575
Options (common stock equivalents)	—	3,044	—	1,808

Shares - diluted	60,863	209,207	24,765	143,383

Options to purchase 336,350 shares of Common Stock at a price range of $0.21 to $13.00 per share were outstanding for the three and nine month periods ended September 30, 2003, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The Company excluded 679,900 stock options at exercise prices of $0.21 to $13.00 per share and 3,105,618 shares related to convertible debt for the three and nine month period ended September 30, 2002, because the effect would have been antidilutive since the Company incurred a net loss in both periods.

7. Income Tax

The Company’s effective tax rate for the nine months ended September 30, 2003, was zero percent. This rate differs from the federal statutory tax rate of 34% primarily as a result of provisions of the federal income tax code which provide for the exclusion from taxation of the $21.8 million gain recognized upon forgiveness of indebtedness as the Company met insolvency conditions established by the tax code at the time of the forgiveness. The tax code additionally requires that the Company reduce tax attributes to the extent that it has forgiveness of indebtedness that met the insolvency conditions. Accordingly, the Company reduced net operating loss carryforwards, fixed asset tax basis and goodwill tax basis. These tax attributes had been fully reserved prior to the debt forgiveness resulting in the Company additionally recording a corresponding reduction in the related deferred tax asset valuation allowance. The Company’s management expects that the effective tax rate for periods subsequent to 2003 will be between 30% and 40%, reflecting the federal and state income taxes to be incurred by the Company prospectively as the Company no longer meets insolvency conditions as defined by tax regulations and because changes in ownership that have occurred have substantially limited the Company’s ability to use remaining deferred tax assets. The remaining net deferred tax asset is fully reserved.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Supplemental Cash Flow Information

Supplemental disclosure on noncash investing and financing activities for the nine months ended September 30, 2003:

Forgiveness of long-term debt obligations and accrued fees	23,861
Write-off of debt issuance costs	2,074
Issuance of Series B Preferred Stock in exchange for long-term debt obligations	1,615

9. Segment Information

The following table sets forth the financial information with respect to the Company and its reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(in thousands)
Net patient revenues:
Texas	$17,323	$15,139	$50,235	$46,328
Florida	2,898	2,852	8,768	8,810
Tennessee	2,843	2,630	8,955	8,282
California	2,870	2,649	8,610	8,389

Total net patient revenues	25,934	23,270	76,568	71,809

Operating expenses:
Texas	16,518	13,682	47,158	41,201
Florida	2,724	2,507	8,141	7,638
Tennessee	2,606	2,470	7,734	7,191
California	1,884	2,359	6,655	6,889
Corporate, general and administrative expenses	1,701	1,566	4,782	5,199
Restructuring costs and other charges	3,210	—	4,394	835

Total operating expenses	28,643	22,584	78,864	68,953

Operating income (loss):
Texas	805	1,457	3,077	5,127
Florida	174	345	627	1,172
Tennessee	237	160	1,221	1,091
California	986	290	1,955	1,500
Corporate, general and administrative expenses	(1,701)	(1,566)	(4,782)	(5,199)
Restructuring costs and other charges	(3,210)	—	(4,394)	(835)

Total operating income (loss)	(2,709)	686	(2,296)	2,856

Interest expense	1,208	642	4,481	2,565
Other (income) expense	(3)	1	(22)	46
Gain on early extinguishment of debt	(17,334)	—	(17,334)	(21,787)

Income before benefit for income taxes and cumulative change in accounting principle	$13,420	$43	$10,579	$22,032

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Subsequent Event

The Company had outstanding at September 30, 2003, approximately $0.6 million due under a note payable issued pursuant to a judgment against the Company in June 2000. The Company entered into a Pay-Off Agreement on November 4, 2003, and made one final payment of approximately $0.5 million in full satisfaction of the outstanding note payable. Pursuant to the Pay-Off Agreement the Company has been released from all claims under the judgment.

Pursuant to the Credit Agreement, the Company was required to obtain approval from GECC to enter into the Pay-Off Agreement. In consideration for agreeing to the early pay off of the note payable the Company paid GECC $0.5 million on November 4, 2003, against the long-term portion of the outstanding balance of the term loan. This amount will be applied to future annual cash flow payments, if any.

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

Overview

The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, California and Tennessee. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At September 30, 2003, the Company managed 75 dental centers with approximately 174 affiliated dentists, orthodontists and specialists.

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

The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term Management Services Agreements with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, upon the occurrence of certain events, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost. At September 30, 2003, all of the affiliated dental practices were owned by dentists with whom the Company had a nominee arrangement. The Management Services Agreements have initial terms of twenty-five years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except from professional corporations located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of net patient revenues; and, (iii) a performance fee equal to the net patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated dental practice and (ii) a management fee in an amount of 30.0% of net patient revenues. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

The Company’s acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the affiliated dental practices. As part of the purchase allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. In connection with each acquisition, the Company enters into a long-term management services agreement with each affiliated dental practice, which cannot be terminated by either party without cause. Prior to January 1, 2002, the cost of the management services agreements were amortized on a straight line basis over their term, or such shorter period as may have been indicated by the facts and circumstances. Effective January 1, 2002, the Company adopted FASB Statement No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, and reclassified approximately $54.9 million from management services agreements to goodwill. Under SFAS 142, substantially all of the Company’s goodwill is no longer amortized, and the Company must perform an annual impairment test for goodwill and intangible assets. The Company allocates goodwill to its four reporting units. SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent of that difference. The Company based the fair values of its reporting units on discounted cash flow methodology and other company comparisons. The Company used the services of an outside consultant in preparation of the fair market analysis of the reporting units. Under SFAS No. 142, the Company recorded a transitional goodwill impairment charge of $37.0 million, presented as a cumulative effect of accounting change at the beginning of 2002. This transitional goodwill impairment charge is attributable to market declines in its reporting units in Texas, Florida, California and Tennessee.

Other assets consist primarily of debt issuance costs and deposits. The costs related to the issuance of debt are capitalized and amortized into interest expense using the straight-line method, which approximates the interest method, over the term of the related debt.

The Company accounts for its stock-based compensation plans in accordance with APB No. 25. In accordance with the provisions of APB No. 25, stock-based employee compensation cost is not reflected in net income for options granted at an exercise price equal to or in excess of the market value of the underlying Common Stock on the date of grant. The Company recognizes compensation cost on options granted at an exercise price less than the market value of the underlying Common Stock on the date of grant. The Company does not recognize compensation expense on stock options granted by the Company with an exercise price equal to the market value of the underlying Common Stock on the date of grant.

The Company carries insurance with coverages and coverage limits that it believes to be customary in the dental industry. Although there can be no assurance that such insurance will be sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company’s operations.

Results of Operations

The following table sets forth the percentages of net patient revenues represented by certain items reflected in the Company’s Statement of Operations. The information that follows should be read in conjunction with the annual audited financial statements and notes thereto of the Company included in the Company’s Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission, as well as the condensed unaudited consolidated financial information, included in this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended Septemberr 30,
	2002	2003	2002	2003
Net patient revenues	100.0%	100.0%	100.0%	100.0%
Expenses:
Dentist salaries and other professional costs	29.4%	29.8%	29.0%	29.3%
Clinical salaries	21.5%	20.3%	21.9%	19.3%
Dental supplies and laboratory fees	11.4%	11.4%	11.6%	10.9%
Rental and lease expense	5.7%	6.2%	5.9%	6.0%
Advertising and marketing	2.2%	3.3%	2.5%	3.1%
Depreciation and amortization	3.5%	3.1%	3.6%	3.3%
Other operating expenses	8.0%	8.3%	7.9%	7.5%
Bad debt expense	6.1%	4.3%	4.5%	5.0%
General and administrative	9.7%	10.4%	10.3%	10.5%
Restructuring costs and other charges	12.4%	0.0%	5.7%	1.2%
Asset impairment	0.5%	0.0%	0.1%	0.0%

Total expenses	110.4%	97.1%	103.0%	96.0%

Operating income (loss)	-10.4%	2.9%	-3.0%	4.0%
Interest expense	4.7%	2.8%	5.9%	3.6%
Other (income) expense	0.0%	0.0%	0.0%	0.1%
Gain on early extinguishment of debt	-66.8%	0.0%	-22.6%	-30.3%

Income before income taxes and cumulative effect of change in accounting principle	51.7%	0.2%	13.8%	30.7%
Income taxes	0.0%	0.0%	0.0%	0.0%

Income before cumulative effect of change in accounting principle	51.7%	0.2%	13.8%	30.7%
Cumulative effect of change in accounting principle	0.0%	0.0%	-48.3%	0.0%

Net income (loss)	51.7%	0.2%	-34.5%	30.7%

Three Months Ended September 30, 2003 Compared to Three Months September 30, 2002

Net Patient Revenues – Net patient revenues decreased from $25.9 million for the three months ended September 30, 2002, to $23.3 million for the same period of 2003, a decrease of $2.7 million or 10.3%. The closing of five dental centers accounted for $1.0 million, or 3.7%, of the decrease in net patient revenues and reduced net patient revenues of $1.7 million, or 6.6%, from dental centers open more than one year accounted for the balance. Net patient revenues in all regions declined in the 2003 period.

Dentist Salaries and Other Professional Costs – Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the three months ended September 30, 2003, dentist salaries and other professional costs were $6.9 million, $0.7 million, or 9.0% lower than dentist salaries and other professional costs of $7.6 million for the three months ended September 30, 2002. The decrease is attributable to the closing of five dental centers since October 1, 2002, a reduction in the number of dentists, orthodontists and hygienists employed as part of a restructuring plan the Company adopted in October 2002 to reduce costs (see discussion of plan in Liquidity and Capital Resources section) and the decrease in net patient revenues. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased slightly from 29.4% for the three months ended September 30, 2002 to 29.8% for the three months ended September 30, 2003.

Clinical Salaries – Clinical salaries decreased from $5.6 million for the three months ended September 30, 2002 to $4.7 million for the three months ended September 30, 2003, a decrease of $0.9 million or 15.6%. The decrease is attributable to the closing of five dental centers since October 1, 2002, and a reduction in dental center staff in connection with a restructuring plan the Company adopted in October 2002. Expressed as a percentage of net patient revenues, clinical salaries decreased from 21.5% for the three months ended September 30, 2002 to 20.3% for the comparable 2003 period.

Dental Supplies and Laboratory Fees – Dental supplies and laboratory fees decreased, from $3.0 million for the three months ended September 30, 2002 to $2.7 million for the three months ended September 30, 2003, a decrease of $0.3 million, or 10.1%. The closing of five dental centers over the past year and the decrease in net patient revenues attributed to the decrease in dental supplies and lab fees. Expressed as a percentage of patient revenues, dental supplies and laboratory fees were 11.4% for both the three months ended September 30, 2002 and 2003.

Rent and Lease Expense – Rent and lease expense decreased slightly from $1.5 million for the three months ended September 30, 2002, to $1.4 million for the same period of 2003, a decrease of $0.1 million, or 2.8%, resulting from the closing of five dental centers. Expressed as a percentage of net patient revenues, rent and lease expense increased from 5.7% for the three months ended September 30, 2002 to 6.2% for the three-month period ended September 30, 2003.

Advertising and Marketing – Advertising and marketing expenses increased from $0.6 million for the third quarter of 2002 to $0.8 million for the same period of 2003, an increase of $0.2 million, or 32.5%. Higher television advertising and the sponsoring of promotional events in the third quarter of 2003 accounted for the increase. Expressed as a percentage of net patient revenues, advertising and marketing expenses increased from 2.2% in the prior year period to 3.3% for the three months ended September 30, 2003.

Depreciation and Amortization – Depreciation and amortization decreased from $0.9 million for the three months ended September 30, 2002 to $0.7 million for the same period of 2003, a decrease of $0.2 million, or 20.1%. The closing of five dental centers over the past year together with a decline in depreciation expense as property and equipment become fully depreciated have resulted in the decrease in depreciation and amortization expense. Expressed as a percentage of net patient revenues, depreciation and amortization decreased from 3.5% in the prior year period to 3.1% for the three months ended September 30, 2003.

Other Operating Expenses – Other operating expenses decreased from $2.1 million for the three months ended September 30, 2002, to $1.9 million for the three months ended September 30, 2003, a decrease of $0.1 million or 7.0%. Other operating expenses represent expenses related to the operation of the Company’s dental centers. The decrease is attributable primarily to the closing of five dental centers over the past year and a cost reduction plan implemented as part of the Company’s restructuring plan adopted in October 2002. Expressed as a percentage of net patient revenues, other operating expenses increased from 8.0% for the three months ended September 30, 2002 to 8.3% for the comparable 2003 period.

Bad Debt Expense – Bad debt expense of $1.0 million for the three months ended September 30, 2003 decreased by $0.6 million, or 37.5%. The decrease in bad debt expense results from improved collections of insurance receivables during the third quarter of 2003. During the second quarter of 2003, the Company added personnel to its collection department in an effort to improve the collection of these receivables. Expressed as a percentage of net patient revenues, bad debt expense decreased from 6.1% for the three months ended September 30, 2002 to 4.3% for the same period of 2003.

General & Administrative Expense – General and administrative expenses of $2.4 million for the three months ended September 30, 2003, decreased $0.1 million, or 3.8%, from general and administrative expenses of $2.5 million in the second quarter of 2002. The decrease results from a reduction in administrative staff in connection with a restructuring plan the Company adopted in October 2002, which was offset partially by an increase in consulting fees resulting from fees paid to Sentinel pursuant to a management agreement entered into in May 2003 and increased legal fees. Expressed as a percentage of net patient revenues, general and administrative expense increased from 9.7% for the three months ended September 30, 2002, to 10.4% for the comparable period of 2003.

Restructuring Costs and Other Charges – For the three months ended September 30, 2002, the Company recorded restructuring costs and other charges of $3.2 million including remaining lease obligations on closed offices and legal and professional fees related to the restructuring of the Company’s senior credit facility entered into in July 2002.

Gain on Early Extinguishment of Debt – In July 2002, the Company restructured its senior credit facility, which resulted in the recognition of a $17.3 million gain in the third quarter of 2002.

Interest Expense – Interest expense decreased from $1.2 million for the three months ended September 30, 2002 to $0.6 million for the three months ended September 30, 2003, a decrease of $0.6 million or 46.9%. In May 2003 and July 2002 the Company entered into various agreements with its lenders to restructure its outstanding debt. Pursuant to these restructurings, approximately $35.3 million in outstanding debt was forgiven and $16.4 million was paid. In addition, the Company’s interest rate on its remaining debt was reduced. The reduction in outstanding debt and lower interest rates accounted for the decrease in interest expense.

Income taxes – The Company’s effective tax rate for the three months ended September 30, 2003 was zero percent. This rate differs from the federal statutory tax rate of 34% primarily as a result of provisions of the federal income tax code which provide for the exclusion from taxation of the $21.8 million gain recognized upon forgiveness of indebtedness as the Company met insolvency conditions established by the tax code at the time of the forgiveness. The tax code additionally requires that the Company reduce tax attributes to the extent that it has forgiveness of indebtedness that met the insolvency conditions. Accordingly, the Company reduced net operating loss carryforwards, fixed asset tax basis and goodwill tax basis. These tax attributes had been fully reserved prior to the debt forgiveness resulting in the Company additionally recording a corresponding reduction in the related deferred tax asset valuation allowance. The Company’s management expects that the effective tax rate for periods subsequent to 2003 will be between 30% and 40%, reflecting the federal and state income taxes to be incurred by the Company prospectively as the Company no longer meets insolvency conditions as defined by tax regulations and because changes in ownership that have occurred have substantially limited the Company’s ability to use remaining deferred tax assets. The remaining net deferred tax asset is fully reserved.

Nine Months Ended September 30, 2003 Compared to Nine Months September 30, 2002

Net Patient Revenues – Net patient revenues decreased from $76.6 million for the nine months ended September 30, 2002, to $71.8 million for the nine months ended September 30, 2003, a decrease of $4.8 million or 6.2%. The closing of five dental centers between October 1, 2002 and September 30, 2003, accounted for $3.4 million, or 4.5%, of the decrease in net patient revenues, and a decrease in net patient revenues from dental centers opened for more than one year accounted for $1.3 million, or 1.8%. The decrease in net patient revenues was primarily in the Dallas Fort Worth, Tennessee and California markets.

Dentist Salaries and Other Professional Costs – For the nine months ended September 30, 2003, dentist salaries and other professional costs were $21.0 million, $1.2 million, or 5.3% lower than dentist salaries and other professional costs of $22.2 million for the nine months ended September 30, 2002. The decrease is attributable to the closing of five dental centers since October 1, 2002, a reduction in the number of dentists, orthodontists and hygienists employed as part of a restructuring plan the Company adopted in October 2002 to reduce costs and the decrease in net patient revenues. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs were 29.3% for the nine months ended September 30, 2003 relatively unchanged from the nine months ended September 30, 2002 percentage of 29.0%.

Clinical Salaries – Clinical salaries decreased from $16.8 million for the nine months ended September 30, 2002 to $13.9 million for the nine months ended September 30, 2003, a decrease of $2.9 million or 17.2%. The decrease is attributable to the closing of five dental centers since October 1, 2002, and a reduction in dental center staff in connection with a restructuring plan the Company adopted in October 2002. Expressed as a percentage of net patient revenues, clinical salaries decreased from 21.9% for the nine months ended September 30, 2002 to 19.3% for the comparable 2003 period.

Dental Supplies and Laboratory Fees – Dental supplies and laboratory fees decreased, from $8.9 million for the nine months ended September 30, 2002 to $7.8 million for the nine months ended September 30, 2003, a decrease of $1.1 million, or 12.4%. The closing of five dental centers over the past year and the decrease in net patient revenues attributed to the decrease in dental supplies and lab fees. Expressed as a percentage of patient revenues, dental supplies and laboratory fees decreased from 11.6% for the nine months ended September 30, 2002 to 10.9% for the nine months ended September 30, 2003.

Rent and Lease Expense – Rent and lease expense decreased from $4.5 million for the nine months ended September 30, 2002, to $4.3 million for the same period of 2003, a decrease of $0.2 million, or 4.7%. The decrease results from the closing of five dental centers over the past year. Expressed as a percentage of net patient revenues, rent and lease expense increased slightly from 5.9% for the nine months ended September 30, 2002 and to 6.0% for the same period of 2003.

Advertising and Marketing – Advertising and marketing expenses increased from $1.9 million for the nine months ended September 30, 2002 to $2.2 million for the same period of 2003, an increase of $0.3 million, or 16.8%. The increase is attributable primarily to an increase in television advertising during the 2003 period, which was partially offset by reductions in other advertising sources. Expressed as a percentage of net patient revenues, advertising and marketing expenses increased from 2.5% in the prior year period to 3.1% for the nine months ended September 30, 2003.

Depreciation and Amortization – Depreciation and amortization decreased from $2.7 million for the nine months ended September 30, 2002 to $2.4 million for the same period of 2003, a decrease of $0.4 million, or 13.5%. The closing of five dental centers over the past year together with a decline in depreciation expense as property and equipment become fully depreciated have resulted in the decrease in depreciation and amortization expense. Expressed as a percentage of net patient revenues, depreciation and amortization decreased from 3.6% in the prior year period to 3.3% for the nine months ended September 30, 2003.

Other Operating Expenses – Other operating expenses decreased from $6.0 million for the nine months ended September 30, 2002, to $5.4 million for the nine months ended September 30, 2003, a decrease of $0.7 million or 11.2%. Other operating expenses represent expenses related to the operation of the Company’s dental centers. The decrease is attributable primarily to the closing of five dental centers over the past year and a cost reduction plan implemented as part of the Company’s restructuring plan adopted in October 2002. Expressed as a percentage of net patient revenues, other operating expenses decreased from 7.9% for the nine months ended September 30, 2002 to 7.5% for the comparable 2003 period.

Bad Debt Expense – Bad debt expense of $3.6 million for the nine months ended September 30, 2003 increased by $0.1 million, or 3.7%. The increase in bad debt expense results from a slow down in the collections of insurance receivables during the first quarter of 2003, which was offset by improved collections in the second and third quarters of 2003. During the second quarter of 2003 the Company added personnel to its collection department in an effort to improve the collection of these receivables. Expressed as a percentage of net patient revenues, bad debt expense increased from 4.5% for the nine months ended September 30, 2002 to 5.0% for the same period of 2003.

General & Administrative Expense – General and administrative expenses of $7.5 million for the nine months ended September 30, 2003, decreased by 4.2% from general and administrative expenses of $7.9 million in 2002. Expressed as a percentage of net patient revenues, general and administrative expense increased from 10.3% for the nine months ended September 30, 2002, to 10.5% for the comparable period of 2003. This decrease in general and administrative expenses is attributable to reductions in corporate and regional staff and other overhead expenses related to a restructuring plan adopted by the Company in October 2002. On June 13, 2003, James M. Usdan, President, Chief Executive Officer, and a member of the board of directors, resigned from all of his positions as an officer and director of the Company. The decrease was offset by approximately $0.4 million of severance and other related costs for Mr. Usdan that were expensed in the second quarter of 2003, and an increase in consulting fees resulting from fees paid to Sentinel pursuant to a management agreement entered into in May 2003 and increased legal fees

Restructuring Costs and Other Charges – On May 15, 2003, the Company entered into a series of agreements to restructure certain of its outstanding debt and equity. For the nine months ended September 30, 2003 the Company recorded restructuring costs and other charges of $0.8 million representing legal and professional fees related to such agreements. For the nine months ended September 30, 2002, the Company recorded restructuring costs and other charges of $4.4 million including remaining lease obligations on closed offices and legal and professional fees related to the restructuring of the Company’s senior credit facility entered into in July 2002.

Gain on Early Extinguishment of Debt – In July 2002, the Company completed a restructuring of certain indebtedness, which included extinguishing certain subordinated debt due by the Company and extending payments due under the Company’s Old Credit Agreement. In May 2003, the Company completed the Restructuring (see Liquidity and Capital Resources). In connection with these restructurings, the Company recognized gains of approximately $17.3 million and $21.8 million on extinguishment of the debt in the third quarter of 2002 and the second quarter of 2003, respectively.

Interest Expense – Interest expense decreased from $4.5 million for the nine months ended September 30, 2002 to $2.6 million for the nine months ended September 30, 2003, a decrease of $1.9 million or 42.8%. In May 2003 and July 2002 the Company entered into various agreements with its lenders to restructure its outstanding debt (see Liquidity and Capital Resources). Pursuant to these restructurings, a total of approximately $35.3 million in outstanding debt was forgiven and $16.4 million in debt was paid. In addition, the Company’s interest rate on its remaining debt was reduced. The reduction in outstanding debt and lower interest rates accounted for the decrease in interest expense.

Income taxes – The Company’s effective tax rate for the nine months ended September 30, 2003 was zero percent. This rate differs from the federal statutory tax rate of 34% primarily as a result of provisions of the federal income tax code which provide for the exclusion from taxation of the $21.8 million gain recognized upon forgiveness of indebtedness as the Company met insolvency conditions established by the tax code at the time of the forgiveness. The tax code additionally requires that the Company reduce tax attributes to the extent that it has forgiveness of indebtedness that met the insolvency conditions. Accordingly, the Company reduced net operating loss carryforwards, fixed asset tax basis and goodwill tax basis. These tax attributes had been fully reserved prior to the debt forgiveness resulting in the Company additionally recording a corresponding reduction in the related deferred tax asset valuation allowance. The Company’s management expects that the effective tax rate for periods subsequent to 2003 will be between 30% and 40%, reflecting the federal and state income taxes to be incurred by the Company prospectively as the Company no longer meets insolvency conditions as defined by tax regulations and because changes in ownership that have occurred have substantially limited the Company’s ability to use remaining deferred tax assets. The remaining net deferred tax asset is fully reserved.

Cumulative Effect of Change in Accounting Principle – Effective January 1, 2002, the Company adopted FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. In connection with the Company’s adoption of SFAS 142, the Company recorded a $37.0 million transitional goodwill impairment charge at the beginning of the fiscal year.

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

At September 30, 2003, the Company had a net working capital deficit of $1.4 million. Current assets totaled $12.0 million, consisting of cash and cash equivalents of $3.0 million, billed and unbilled accounts receivable of $7.8 million and prepaid expenses and other current assets of $1.2 million. Current liabilities totaled $13.4 million, consisting of $2.5 million in accounts payable, $9.2 million in accrued liabilities and $1.7 million in current maturities of long-term debt.

For the nine months ended September 30, 2003, cash provided by operating activities was $5.1 million. In the nine months ended September 30, 2002, cash used in operating activities amounted to $2.0 million. The improvement is primarily the result of the Company’s increase in net earnings, which increased from a net loss of approximately $6.8 million for the nine months ended September 30, 2002, excluding a $17.3 million gain on extinguishment of debt and a $37.0 million cumulative effect of change in accounting principle, to net income of approximately $0.2 million for the nine months ended September 30, 2003, excluding a $21.8 million gain on extinguishment of debt. For the nine months ended September 30, 2003, cash used in investing activities was $0.6 million, consisting of capital expenditures. For the nine months ended September 30, 2002, cash used in investing activities was $0.4 million, consisting of $0.7 million in capital expenditures, offset by $0.3 million in proceeds from sale of property and equipment. For the nine months ended September 30, 2003, cash used in financing activities totaled $3.1 million, representing $18.5 million in repayments of long-term debt and capital lease obligations, $0.6 million to repurchase outstanding warrants to purchase Series A preferred stock, $0.1 million to purchase Company common stock and $2.3 million in debt and equity issuance costs, offset by $12.4 million in proceeds from the issuance of long-term debt and $6.0 million in proceeds from the issuance of Series B Preferred Stock. For the nine months ended September 30, 2002, cash provided by financing activities totaled $0.5 million, resulting from $1.7 million in proceeds from issuance of long-term debt, offset by $0.5 million in repayments of long-term debt and capital lease obligations and $0.7 million in debt and equity issuance costs. The Company has budgeted $0.5 million in capital expenditures for the remainder of 2003, which it expects to fund through internally generated funds.

On May 15, 2003, the Company entered into a series of agreements to restructure certain of its outstanding debt and equity. Prior to May 15, 2003, the Company maintained the Old Credit Agreement with a bank group that included, among other banks, BofA and GECC. As of May 14, 2003, the Company had $46.7 million outstanding under the Old Credit Agreement, of which $38.3 million was due the lenders excluding GECC. In addition, the Company maintained Senior Notes due Heller, Midwest and James M. Usdan, its Chief Executive Officer at that time. The Restructuring transaction consisted of the following:

•	The lenders under the Old Credit Agreement, excluding GECC, accepted a payment of approximately $16.4 million in full satisfaction of $38.3 million in principal and $2.0 million in fees that the Company owed under its July 2002 restructuring transaction. The Company recorded a gain on extinguishment of debt of approximately $21.8 million in the second quarter of 2003.

•	The Company entered into a Credit Agreement with GECC, as agent, which includes a $12.5 million term loan and a $3.5 million revolving line of credit (see Note 3 of Notes to Condensed Consolidated Financial Statements). The term loan includes $8.4 million that was owed to GECC under the Old Credit Agreement, which was rolled into the Credit Agreement.

•	The Company entered into a Purchase Agreement with Sentinel, GECC (as successor to Heller), Midwest and others. Pursuant to this agreement, the Company issued $7.0 million in Subordinated Notes and issued 79,190 shares of Series B Preferred Stock. Under the terms of the Purchase Agreement, the issuance and funding of the Series B Preferred Stock and Subordinated Notes took place in two closings. In the initial closing on May 15, 2003, the Company issued $6.7 million in Subordinated Notes and issued 76,310 shares of Series B Preferred Stock for $5.7 million in cash plus the surrender of $1.9 million in principal and accrued interest due under the Senior Notes and warrants to issue approximately 17,974,062 shares of Common Stock. The Senior Notes were recorded less a discount of $0.3 million, the remaining value assigned to the warrants. In the subsequent closing during the third quarter of 2003, the Company issued, to key members of management and certain other individuals, the remaining 2,880 shares of Series B Preferred Stock for approximately $0.3 million in cash and the remaining $0.3 million in Subordinated Notes. The Series B Stock is convertible into an aggregate 165,022,853 shares of Common Stock.

•	The Company entered into a Warrant Purchase Agreement to acquire 49,875 warrants to purchase shares of Series A-2 Convertible Preferred Stock for an aggregate purchase price of approximately $0.6 million. These warrants had been issued to the lenders other than GECC in connection with the Old Credit Agreement.

Management believes that cash flow from operations and borrowings available under the revolving line of credit should be sufficient to meet its anticipated capital expenditures, debt service obligations and other operating requirements for the next twelve months. There were no amounts outstanding under the revolving line of credit at September 30, 2003.

On June 13, 2003, James M. Usdan, the Company’s President and Chief Executive Officer and a member of the Board of Directors, resigned from all of his positions with the Company. As of November 14, 2003, the Company is conducting an executive search to find a new Chief Executive Officer. John M. Slack, previously Senior Vice President of Administration, is acting as the interim Chief Executive Officer.

The following table summarizes, as of September 30, 2003, our contractual commitments related to debt, leases and other arrangements during the next five years (in thousands):

	Twelve Months Ended September 30,
	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$1,742	$2,500	$2,877	$3,002	$10,169	$—	$20,290
Operating lease obligations	4,268	2,896	2,676	1,499	820	823	12,982

The Company had outstanding at September 30, 2003, approximately $0.6 million due under a note payable issued pursuant to a judgment against the Company in June 2000. The Company entered into a Pay-Off Agreement on November 4, 2003, and made one final payment of approximately $0.5 million in full satisfaction of the outstanding note payable. Pursuant to the Pay-Off Agreement the Company has been released from all claims under the judgment.

Pursuant to the Credit Agreement, the Company was required to obtain approval from GECC to enter into the Pay-Off Agreement. In consideration for agreeing to the early pay off of the note payable the Company paid GECC $0.5 million on November 4, 2003, against the long-term portion of the outstanding balance of the term loan. This amount will be applied to future annual cash flow payments, if any.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS 149. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of SFAS 149, relating to FASB Statement No. 133 implementation issues that have been effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company does not expect the impact of adoption of SFAS 149 to have a material effect on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS 150. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no initial impact on our financial position, results of operations or cash flows as of and for the three and nine months ended September 30, 2003.

In May 2003, the EITF reached a consensus on EITF 01-8 “Determining Whether an Arrangement Contains a Lease.” EITF 01-8 provides guidance for determining whether an arrangement contains a lease that is within the scope of FASB Statement No. 13 and is effective for arrangements initiated after the beginning of the first interim period beginning after May 28, 2003. The Company adopted the provisions of EITF 01-8 as of July 1, 2003 and is currently determining the impact of EITF 01-8 on the Company’s condensed consolidated financial statements.

In its October 29, 2003 meeting, the FASB voted to make the expensing of stock options mandatory beginning in 2005. The guidance regarding this change is expected to be released in early 2004. Additionally, the FASB voted to specify the approach that companies can use in making the transition to the expensing of options, allowing companies to include previously granted unvested options in their calculations as well as the ones granted in the current year. When the rules are finalized, the Company will evaluate the impact on its financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company’s financial instruments with market risk exposure are borrowings under the Credit Agreement, which amounted to $12.5 million at September 30, 2003. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $0.1 million, or $0.00 per share, on an annual basis. The Credit Agreement was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from the prime interest rate.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On May 30, 2002, litigation was filed in the Circuit Court for Putnam County, Tennessee against the Company and one of its subsidiaries by the spouse and children of a patient of an affiliated dental practice alleging that the defendants were negligent and vicariously liable in the care and treatment of the patient, resulting in his death. The Company filed a response to the litigation denying liability in this matter. The matter was settled in October 2003, within the Company’s insurance policy limits.

In May 2003, the Company was notified that its former malpractice insurance provider had filed for liquidation and that payment of claims and legal defense in various malpractice lawsuits filed against the Company and its affiliated dental practices had been terminated. The defunct insurance company provided malpractice coverage for the Company and its affiliated dental practices in 2000 and 2001. Therefore the Company potentially is liable for payment of any claims, judgments or other costs associated with these lawsuits. Management has reviewed all open claims and lawsuits still pending that this insurance company was covering and does not believe that the potential liability will have a material impact on the Company’s financial results.

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

Item 2. Changes in Securities and Use of Proceeds.

On September 30, 2003, pursuant to the Purchase Agreement, key members of management and certain other individuals purchased an aggregate 2,880 shares of Series B Preferred Stock and $0.3 million in principal amount of Subordinated Notes on the same terms as the Series B Preferred Stock and Subordinated Notes issued on May 15, 2003. These securities were sold in units (“Units”) each consisting of 15 shares of Series B Preferred Stock and $1,750 of Subordinated Notes, at $3,250 per Unit, for an aggregate of $624,000.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

The following exhibits are filed with this report:

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.*

3.	Articles of Incorporation and By-laws

3.1	Amended and Restated Certificate of Incorporation of Castle Dental Centers, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2001, File No. 001-13263)

3.2	Amendment to Certificate of Incorporation dated January 28, 2003 (incorporated by reference from Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, File No. 001-13263)

3.3	Amendment to Certificate of Incorporation dated July 1, 2003 (incorporated by reference from Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 001-13263).

3.4	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, File No. 001-13263)

3.5	Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock of Castle Dental Centers, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

3.6	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock of Castle Dental Centers, Inc. (incorporated by reference from Exhibit A of the Company’s Information Statement on Schedule 14C Filed with the SEC on June 5, 2003, File No. 001-13263)

3.7	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Castle Dental Centers, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

4.	Instruments defining the rights of security holders, including indentures.

4.1	Form of Certificate representing the Common Stock, par value $.001 per share, of Castle Dental Centers, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, filed September 3, 1996, Reg. No. 333-1335)

4.2	Registration Rights Agreement dated December 18, 1995, among Castle Dental Centers, Inc. and Delaware State Employees’ Retirement Fund, Declaration of Trust for Defined Benefit Plan of ICI American Holdings, Inc., Declaration of Trust for Defined Benefit Plan of Zeneca Holdings, Inc. and certain stockholders and investors in the Company (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed September 3, 1996, Reg. No. 333-1335)

4.3	Form of Warrant Agreement among the Company and the Lenders (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

4.4	Preferred Stock and Subordinated Note Purchase Agreement dated as of May 15, 2003 between Castle Dental Centers, Inc. (the “Company”), Sentinel Capital Partners II, L.P. (“Sentinel”), General Electric Capital Corporation (“GECC”), Midwest Mezzanine Fund II, L.P. (“Midwest”), Thomas P. Fitzpatrick (“Fitzpatrick”), John M. Slack (“Slack”), and James M. Usdan, an individual (“Usdan” and, together with Slack, Fitzpatrick, Midwest, GECC, and Sentinel, the “Purchasers”) (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

4.5	Registration Rights Agreement dated as of May 15, 2003, by and among the Company and the Purchasers (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

4.6	Stockholders Agreement dated as of May 15, 2003, by and among the Company, and the Purchasers (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

4.7	Form of subordinated promissory note (incorporated by reference from Exhibit 10.5 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

9.	Voting Trust Agreement*

10.	Material Contracts

10.1	Amendment to Employment Agreement of Joe Keane dated August 20, 2003.

11.	Statement re computation of per share earnings*

14.	Code of Ethics*

15.	Letter re Unaudited Interim Financial Information*

16.	Letter re change in certified accountant*

18.	Letter re change in accounting principles*

19.	Report furnished to security holders*

22.	Published report regarding matters submitted to vote of security holders*

23.	Consents of experts and counsel*

24.	Power of attorney*

31	Rule 13a-14(a) Certifications

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99	Additional Exhibits*

*	Inapplicable to this filing

(b) Reports on Form 8-K

The Company filed a Report on Form 8-K dated August 14, 2003, reporting second quarter results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTLE DENTAL CENTERS, INC.

Date: November 14, 2003	/s/ JOHN M. SLACK
John M. Slack
Interim Chief Executive Officer

Date: November 14, 2003	/s/ JOSEPH P. KEANE
Joseph P. Keane
Chief Financial Officer