Form 10-K
period 2003-12-31
CASTLE DENTAL CENTERS INC
filed 2004-03-30
CIK 1018152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS

13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $2.7 million. As of March 29, 2004, issued and outstanding voting stock of Castle Dental Centers, Inc. consisted of 8,265,323 shares of Common Stock, $.000001 par value; 195,838 shares of Series A-1 Preferred Stock, par value $.000001, convertible into 35,776,356 shares of Common Stock, and; 79,190 shares of Series B Preferred Stock, par value $.000001, convertible into 165,022,853 shares of Common Stock. The total equivalent shares of Common Stock, issued and outstanding at March 29, 2004, was 209,064,532 shares.

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

The Company

The Company manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in the United States. The Company currently conducts operations in the states of Texas, Florida, Tennessee and California. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks by entering into management services agreements with affiliated dental practices to provide, on an exclusive basis, management and administrative services to affiliated dental practices. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. As of March 15, 2004, the Company provided management services to 74 dental centers with approximately 158 affiliated dentists, orthodontists and other dental specialists.

The Company’s objective is to make each of its dental networks the leading group dental care provider in each market it serves. Since its formation, the Company has applied traditional retail principles of business and marketing techniques to the practice of dentistry, including locating practices in high-profile locations, offering more affordable fees and payment plans, expanding the range of services offered, increasing market share through targeted advertising and offering extended office hours. By using the Castle Dental Centers’ approach to managing affiliated dental practices, the Company believes it enables affiliated dentists, orthodontists and other dental specialists to focus on delivering quality patient care and realize significantly greater productivity than traditional individual and small-group dental practices.

The Company believes that the provision of a full range of dental services through an integrated network is attractive to managed care payers and intends to continue to pursue managed care contracts. The Company negotiates capitated managed care contracts on behalf of its affiliated dental practices, which maintained capitated managed care contracts covering approximately 136,000 members at December 31, 2003. The Company believes that the continued development of its networks will assist it in negotiating national and regional capitated arrangements with managed care payors on behalf of the affiliated practices.

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

The Company was formed in 1981 as a single location, multi-specialty dental practice in Houston, Texas. From 1982 through 1996, the Company expanded to a total of 10 locations with 39 dentists in the Houston metropolitan area. During this period the Company developed, implemented and refined the integrated dental network approach that it utilized as a basis for its expansion. In the period from 1996 through the first half of 2000, the Company expanded through the acquisition of dental practices and the development of new (“de novo”) dental centers in its markets. Practices were acquired in Tennessee, Florida, Austin, Fort Worth and San Antonio in Texas, and in Los Angeles, California. A total of 33 de novo dental centers were opened during this period while 8 dental centers were closed or consolidated in 1999 and 2000. From 2001 through 2003, as part of its restructuring and cost reduction program, the Company closed, consolidated or sold 26 dental centers, 11 of which were de novo centers that had been built in 1998 and 1999. At March 15, 2004, the Company operated 47, 10, 12 and 5 dental centers in Texas, Tennessee, Florida and California, respectively.

Recent Developments

On May 15, 2003, the Company entered into a series of agreements to restructure certain of its outstanding debt and equity (the “2003 Restructuring”). As of May 14, 2003, the Company had $46.7 million outstanding under a bank agreement (the “Old Credit Agreement”) with its senior secured lenders, a bank group that included, among other banks Bank of America Strategic Solutions, Inc. (“BofA”) and GE Capital Corporation (“GECC”), (collectively, the “Senior Secured Lenders”), of which $38.3 million was due the Senior Secured Lenders excluding GECC. In addition, at May 14, 2003, the Company had outstanding $1.9 million in principal and accrued interest under 15% convertible notes (“Senior Notes”) due Heller Financial, Inc. (“Heller”), Midwest Mezzanine Fund II, L.P. (“Midwest”) and the Company’s Chief Executive Officer at the time, James Usdan (collectively “Senior Subordinated Lenders”). The Restructuring transaction consisted of the following:

•	The lenders under the Old Credit Agreement, excluding GECC, accepted payment of approximately $16.4 million in full satisfaction of $38.3 million in principal and $2.0 million in fees that the Company owed the Senior Secured Lenders. The Company recorded a gain on extinguishment of debt of approximately $21.8 million in the second quarter of 2003.

•	The Company entered into a credit agreement with GECC, as agent, (“Credit Agreement”), which includes a $12.5 million term loan and a $3.5 million revolving line of credit. Borrowings under the Credit Agreement include approximately $8.4 million owed to GECC under the Old Credit Agreement, which amount was rolled over to the Credit Agreement.

•	The Company entered into a Preferred Stock and Subordinated Note Purchase Agreement (“Purchase Agreement”) with Sentinel Capital Partners II, L.P. (“Sentinel”), GECC (as successor to Heller), Midwest and others. Pursuant to this agreement, the Company issued $7.0 million in 20% Subordinated Promissory Notes (“Subordinated Notes”) and issued 79,190 shares of Series B Convertible Preferred Stock, par value $0.000001 per share, (“Series B Stock”). Under the terms of the Purchase Agreement, the issuance and funding of the Series B Stock and Subordinated Notes took place in two closings. In the initial closing on May 15, 2003, the Company issued $6.7 million in Subordinated Notes for an equal amount of cash and 76,310 shares of Series B Stock for $5.7 million in cash plus the surrender of: (i) $1.9 million in principal and accrued interest due under the Senior Notes; and, (ii) warrants to purchase approximately 17,974,062 shares of Common Stock. The Senior Notes were recorded net of a discount of $0.3 million, the remaining value assigned to the warrants. In the subsequent closing during the third quarter of 2003, the Company issued, to key members of management and certain other individuals, the remaining 2,880 shares of Series B Stock for approximately $0.3 million in cash and the $0.3 million in Subordinated Notes for such amount in cash. The Series B Stock is convertible into an aggregate 165,022,853 shares of Common Stock.

•	Pursuant to a Warrant Purchase Agreement, the Company acquired from the lenders under the Old Credit Agreement other than GECC, 49,875 warrants to purchase shares of Series A-2 Convertible Preferred Stock, par value $0.00001 (“Series A-2 Stock”), for an aggregate purchase price of approximately $0.6 million.

As a result of these transactions, the total equivalent shares of Common Stock, issued and outstanding at December 31, 2003, was 209.1 million. Sentinel owns more than 50% of the voting stock of the Company and therefore is the controlling stockholder of the Company.

In connection with the 2003 Restructuring, the Company entered into a management agreement with Sentinel (“Sentinel Management Agreement”), whereby Sentinel is to provide various strategic financial planning, advisory and consulting services to the Company. In consideration of the services provided by Sentinel, an annual consulting fee of $275,000 is payable quarterly in advance on the last business day of each February, May, August and November. The consulting fee increases to $300,000 annually after the date that the Company’s EBITDA (as defined in the Credit Agreement) exceeds $10.0 million for the preceding twelve months. Unless earlier terminated by the parties, the Sentinel Management Agreement will remain in effect as long as Sentinel owns stock of the Company. If, during the term of the Sentinel Management Agreement, Sentinel holds less than 50% of the shares of Company Common Stock held by Sentinel on a fully diluted basis as of May 15, 2003, the fees payable to Sentinel will be prorated based on the number of fully diluted shares of Company Common Stock held by Sentinel on such date. Pursuant to the terms of the Sentinel Management Agreement, the Company paid Sentinel approximately $0.5 million at closing for consulting services related to the 2003 Restructuring.

The Dental Industry

Dental care services in the United States are delivered through a fragmented system of local providers, primarily sole practitioners, or small groups of dentists, orthodontists or other dental specialists, practicing at a single location with a limited number of professional assistants and business office personnel. According to the American Dental Association 2002 Survey of Dental Practice (“ADA Survey”), in 2002, there were approximately 153,000 actively practicing dentists in the U.S., of which approximately 8,900 were orthodontists. Nearly 80% of the nation’s private practitioners work either as sole practitioners or in a practice with one other dentist. Since 1991, the number of dentists practicing in groups has grown from 4% to 20% of all dentists, as the practice of dentistry becomes more complex and the investment required to open a practice increased. Dental, orthodontic and other specialty practices have followed the trend of the health care industry generally and are increasingly forming larger group practices.

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

Business Strategy

The Company’s strategy is to develop integrated networks for the provision of a broad range of dental services that provide high-quality, cost-effective dental care in target markets. Key elements of this strategy are to:

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

Dental Network Development

Prior to 1999, the Company expanded into new markets through the acquisition of multi-location group dental practices. Once the market entry acquisition was made, the Company expanded within its target markets primarily through the de novo development of new dental centers. During 1999 and 2000, the Company expanded solely through the development of de novo centers and did not complete any acquisitions of dental practices. In 2000, four de novo dental centers were opened, four dental centers were closed and two dental centers in Houston were consolidated into a new dental center. The Company developed no new dental centers in 2001, 2002 and 2003. Between January 1, 2001 and December 31, 2003, as part of its restructuring and cost reduction program, the Company closed, sold or consolidated 26 unprofitable or under performing dental centers, 11 of which were de novo centers that had been built in 1998 and 1999.

De novo Development

The Company has opened 33 newly developed dental centers since 1997; seven in Houston, four in Austin, five in Dallas/Fort Worth, five in San Antonio, two in Corpus Christi, Texas, seven in Nashville, Tennessee and three in the Tampa/Clearwater area in Florida. All of the new centers were located in leased facilities in neighborhood retail shopping centers areas. Development of each de novo dental center cost approximately $330,000 in leasehold improvements, signage, and dental and office equipment, depending primarily on the size of the dental facility. All new dental centers in the Company’s existing markets utilize the Castle Dental Centers name and logo. Six of the de novo dental centers were closed in 2001, two were closed and three were sold in 2002 and two were closed and one was sold in 2003 as part of the restructuring and cost reduction programs that were implemented in 2001 and 2002. The Company is continually monitoring the performance of all its dental centers to determine if additional closings will be necessary.

The Company expanded through development of de novo dental centers in existing markets because management believes that opening new dental centers that conform to the Company’s operating model is more effective in creating brand awareness and increasing market share in existing markets than acquiring dental practices that have different operating characteristics. In addition, the cost of building and equipping a new dental center has generally been less than the cost of acquiring dental centers. Due to the lack of capital necessary for continued expansion, the Company ceased development of new dental centers in early 2000, and did not have any centers under construction at December 31, 2003. The Company anticipates that it will open 2 additional dental centers in 2004, relocate three dental centers into newly built facilities and will refurbish other dental centers.

Management Services Agreement

The Company has entered into a management services agreement with each of its affiliated dental practices pursuant to which the Company becomes the exclusive manager and administrator of all non-dental services relating to the operation of the practice. The amount of the management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except for the professional corporation located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of net patient revenues; and, (iii) a performance fee equal to the net patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in each agreement. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated practice and (ii) a management fee in an amount of 30.0% of net patient revenues; plus a bonus equal to 30.0% of net patient revenues in excess of average monthly patient revenues over the prior two-year period. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

The typical management services agreement is for an initial term of 25 years, and is automatically renewed for successive five-year terms unless terminated at least 90 days before the end of the initial term or any renewal term. As part of the management services agreement, the Company requires that the majority shareholder of the affiliated dental practice execute an option agreement that grants the Company’s designee the right to acquire all the shareholder’s interest in the practice at a nominal cost. Upon the occurrence of certain events, the Company can exercise the option at any time with 10 days written notice. The Company may nominate without restriction any licensed dentist as its designee and may transfer the option at any time to any qualified person, subject to applicable state regulations governing the practice of dentistry. The management services agreement does not limit the number of times that the option may be exercised. At December 31, 2003, each of the Company’s affiliated dental practices was wholly owned by an individual dentist. Additionally, the management services agreement may be terminated by the Company or the affiliated dental practice only in the event of default in the performance of the material duties of the non-terminating party.

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

Operations

Center Design and Location

The Company’s dental centers are generally located in retail environments. Many of the dental centers include semi-private general dentistry treatment rooms, private treatment rooms and orthodontic bays. Currently, the Company’s dental centers include from four to 22 treatment rooms and range in size from approximately 1,000 square feet to approximately 6,000 square feet. New dental centers, developed by the Company, range in size from 2,400 square feet to 4,000 square feet, and have from six to fourteen operatories.

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

Staffing and Scheduling

The Company believes that making its facilities available at times which are convenient to its patients is an important element of its strategy. As a result, the affiliated dental practices maintain extended hours of operation, with some dental centers opening as early as 8:00 a.m. and closing as late as 9:00 p.m. on weekdays and 5:00 p.m. on Saturdays. The dental centers are staffed with dentists and dental assistants every day they are open, with orthodontists and other specialists rotating among several centers in order to utilize their time optimally. Each patient typically is assigned to and sees the same dentist or specialist on all visits to the center. Each dental center is also regularly staffed with an office manager, front office staff and other support staff.

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

The Company’s typical orthodontic payment plan consists of no initial down payment and equal monthly payments during the term of treatment of $98 to $109 per month, with an average contract period of approximately 26 – 30 months. After consultation with the orthodontic staff at the initial visit, the patient signs a contract outlining the terms of the treatment, including the anticipated length of treatment and the total fees. The number of required monthly payments is fixed at the beginning of the case and corresponds to the anticipated number of monthly treatments. The Company maintains a payment policy requiring that new orthodontic patients arrange for an automatic monthly bank draft.

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

Managed Care Contracts

The Company negotiates contracts with dental healthcare maintenance organizations, insurance companies, self insurance plans and other third-party payers pursuant to which services are provided on some type of discounted fee-for-service or capitated basis. Under capitated contracts the affiliated dental practice receives a predetermined amount per patient per month in exchange for providing certain necessary covered services to members of the plan. Usually, the capitated plans also provide for supplemental payments and/or co-payments by members for certain higher cost procedures such as crowns, root canal therapy and dentures. These contracts typically result in lower average fees for services than the usual and customary fees charged by the Company and may, in certain instances, expose the Company to losses on contracts where the total revenues received are less than the costs of providing such dental care. However, most of these contracts are cancelable by either party on 60 to 90 days written notice, thereby reducing the risk of long-term adverse impact on the Company.

Because of the rapid growth of capitated managed care plans in the 1990’s, the Company increased its participation in such plans by negotiating national agreements with major managed care plans. As a result, the number of members enrolled at Castle Dental offices increased from 55,000 in 1997 to approximately 172,000 in 2001. As a result of the reduction in dental offices since 2001, and the limits placed on additional managed care enrollment by the Company, the number of managed care members had fallen to approximately 136,000 by the end of 2003.

At December 31, 2003, the Company and its affiliated dental practices maintained capitated managed care contracts covering approximately 136,000 members. Capitation fees, including supplemental fees and excluding co-payments by members, totaled $8.2 million, or approximately 8.7% of net patient revenues in 2003. One managed care contract with a national insurance company accounted for $6.5 million in revenues ($2.8 million in capitation payments and $3.7 million in patient co-payments) in 2003, equal to 6.9% of total net patient revenues. The Company periodically evaluates its capitated managed care contracts by comparing the average reimbursement per procedure plus the total capitation fees per contract to the usual and customary fees charged by the affiliated dental practice. If the aggregate reimbursement percentage for the capitated contract exceeds 50% of the usual and customary fees, the Company believes that the incremental costs of providing covered services are being recovered. Management believes that capitated managed care contracts, in the aggregate, are profitable, however, the Company periodically reviews its contracts with managed care companies in order to improve the financial performance of these plans and to limit the growth of enrolled members in such plans.

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

Management Information Systems

The Company uses an integrated dental practice management system in all its dental centers, provided by a third party, that is located in Houston. This system monitors and controls patient treatment, scheduling, invoicing of patients and insurance companies, productivity of clinical staffs and other practice related activities. The Company also has implemented a web-based purchase order system to enable management to monitor and control dental and office supplies purchasing.

The Company also utilizes centralized financial information and accounting systems. These systems are linked to the practice management system allowing for automatic transfer of certain data between the practice management and financial information systems.

In 2004, the Company plans to upgrade and improve its financial information and accounting systems, convert its purchase order system to a sequel based platform and to determine the feasibility of upgrading its practice management system.

Regulation

General

The practice of dentistry is highly regulated, and there can be no assurance that the regulatory environment in which the affiliated dental practices and the Company operate will not change significantly in the future. In general, regulation of health care related companies also is increasing.

Every state imposes licensing and other requirements on individual dentists and dental facilities and services. In addition, federal and state laws regulate health maintenance organizations and other managed care organizations for which dentists may be providers. Consequently the Company may become subject to compliance with additional laws, regulations and interpretations or enforcement thereof. The ability of the Company to operate profitably will depend, in part, upon the Company and its affiliated dental practices obtaining and maintaining all necessary licenses, certifications and other approvals and operating in compliance with applicable health care regulations.

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

On March 27, 2003, a Federal District Judge in Dallas, Texas issued a Memorandum Opinion and Order (“Opinion”) in the case of Robert C. Penny et al vs. Orthalliance, Inc., granting Plaintiffs’ amended Motion for Partial Summary Judgment. Orthalliance, Inc. (“Orthalliance”) is a dental practice management company with similarities in its purpose, organizational structure and management relationships to the Company’s. The issuance of this Opinion has potential implications for the Company since the Opinion held that the management relationship between Orthalliance and certain dentists is in violation of the prohibition against the corporate practice of dentistry as defined in the Texas Dental Practices Act (“TDPA”) and is therefore void. Management believes that the Opinion, at this stage, does not significantly increase the risk that the Company’s management relationships will be considered illegal. There are material distinctions between the Company’s management arrangements and the Orthalliance arrangements, which would suggest that this or another judge would not reach the same conclusion in applying the law to the Company’s arrangements. In addition, the Company is not currently party to any lawsuits alleging that its business arrangements violate the TDPA. However, the Company can give no assurance that another judge would not apply a similar analysis to its arrangements and hold that such arrangements also violate the TDPA. Such a ruling against the Company would have material adverse consequences on its financial position and results of operations.

In addition, there are certain regulatory risks associated with the Company’s role in negotiating and administering managed care and capitation contracts. The application of state insurance laws to reimbursement arrangements other than various types of fee-for-service arrangements is an unsettled area of law and is subject to interpretation by regulators with broad discretion. As the Company or its affiliated practices contract with third-party payors, including self-insured plans, for certain non-fee-for-service basis arrangements, the Company or the affiliated dental practices may become subject to state insurance laws. In the event that the Company or the affiliated practices are determined to be engaged in the business of insurance, these parties could be required either to seek licensure as an insurance company or to change the form of their relationships with third-party payors, and may become subject to regulatory enforcement actions. In such events, the Company’s revenues may be adversely affected.

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

Employees

As of December 31, 2003, the Company and its affiliated dental practices employed approximately 860 administrative and dental office personnel on a full-time or part-time basis, and the affiliated dental practices employed approximately 165 general dentists and specialists on a full-time or part-time basis. The affiliated dental practices generally enter into employment or independent contractor agreements with their affiliated dentists. The Company believes that its relations with its employees are good.

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

The Company provides each affiliated dental practice with comprehensive general liability, workers compensation and professional liability coverage covering the practice. Each dentist retained or employed by the affiliated dental practice, is required to provide professional liability coverage of not less than $1.0 million for each occurrence and $3.0 million annual aggregate.

The Company maintains other insurance coverage including general liability, property, business interruption and workers’ compensation, which management considers to be adequate for the size of the Company and the nature of its business.

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

On May 30, 2002, litigation was filed in the Circuit Court for Putnam County, Tennessee against the Company and one of its subsidiaries by the spouse and children of a patient of an affiliated dental practice alleging that the defendants were negligent and vicariously liable in the care and treatment of the patient, resulting in his death. The Company filed a response to the litigation denying liability in this matter. The matter was settled in October 2003, within the Company’s insurance policy limits. On February 9, 2004,

Mr. Herren’s daughter filed suit in the Circuit Court for Putnam County, Tennessee, seeking an injunction or restraining order preventing the disbursement of funds from the settlement, and seeking to amend the settlement to reflect that the plaintiff receive her proper share of the settlement, or alternatively, to set the settlement aside and reinstate the original lawsuit. The Company has filed a response to the lawsuit denying any liability in this matter and intends to vigorously defend itself.

In June 2000, the Company recorded litigation expenses of $1.5 million resulting from an arbitration award against two subsidiaries of the Company in an arbitration proceeding in Los Angeles, California. The arbitrator found that the subsidiaries had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $1.1 million, plus interest at 10 percent from the date that the judgment was filed. In connection with the restructuring of certain indebtedness in July 2002, the Company entered into a forbearance agreement with the plaintiffs regarding this judgment. The Company agreed to make the following payments in exchange for forbearance in enforcing the judgment (1) $100,000 interest payment paid in July 2002, (2) twenty-three monthly installments of $30,000 each beginning August 2002 and (3) then $25,000 monthly installments until paid in full. Pursuant to an Amendment to the forbearance agreement, dated as of May 15, 2003, the plaintiffs consented to GECC filing liens against the Company’s assets to secure its obligations under the Credit Agreement and the Company agreed to increase by $5,000 per month the amounts being paid on the forbearance agreement. The Company entered into a Pay-Off Agreement on November 4, 2003, and made one final payment of approximately $0.5 million in full satisfaction of the outstanding judgment. Pursuant to the Pay-Off Agreement the Company has been released from all claims under the judgment.

In May 2003, the Company was notified that its former malpractice insurance provider had filed for liquidation and that payment of claims and legal defense in various malpractice lawsuits filed against the Company and its affiliated dental practices had been terminated. The insolvent insurance company provided malpractice coverage for the Company and its affiliated dental practices in 2000 and 2001. Therefore the Company is potentially liable for payment of any claims, judgments or other costs associated with these lawsuits. Management has reviewed all open claims and lawsuits still pending that this insurance company was covering and does not believe that the potential liability, if any, will have a material impact on the Company’s financial results.

The Company has been informed of an investigation by Texas Medicaid concerning alleged overpayments for services for certain procedures performed by the Company’s affiliated dental practice in Texas. Texas Medicaid has alleged that certain advertised specials were not offered to Medicaid patients from 1997 through 2001. Texas Medicaid has preliminarily claimed overpayments of approximately $280,000. The Company disputes Texas Medicaid’s claims and intends to vigorously contest the findings of the Texas Medicaid investigative offices.

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

The Company’s common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “CASL.OB.” The following table presents the quarterly high and low sale prices as reported by the OTC Bulletin Board. These quotations reflect the inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2002:
First Quarter	0.13	0.07
Second Quarter	0.14	0.08
Third Quarter	0.14	0.07
Fourth Quarter	0.09	0.02
2003:
First Quarter	0.19	0.05
Second Quarter	0.29	0.12
Third Quarter	0.45	0.13
Fourth Quarter	0.70	0.31

As of March 15, 2004, there were 8,265,323 shares of the Company’s Common Stock outstanding held by approximately 40 stockholders of record. The Company believes there are approximately 800 beneficial owners of the Common Stock. As of March 15, 2004, there were 195,838 shares of Series A-1 Convertible Preferred Stock, par value $0.000001 (“Series A-1 Stock”) outstanding held by 6 stockholders of record. The Series A-1 Stock is convertible into 35,776,356 shares of Common Stock. As of March 15, 2004, there were 79,190 shares of Series B Stock outstanding held by 22 stockholders of record. The Series B Stock is convertible into 165,022,853 shares of Common Stock. The Series A-1 Stock and the Series B Stock vote together with the holders of the common stock on an “as-converted” basis. The total number of shares of Common Stock outstanding, including the “as-converted” Series A-1 Stock and Series B Stock, is 209,064,532.

The Company has never paid a cash dividend on its Common Stock. The Company currently intends to retain earnings to finance the development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company’s Credit Agreement prohibits the payment of dividends.

Item 6.	Selected Financial Data

The selected financial data of the Company should be read in conjunction with the related consolidated financial statements, notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net patient revenues	$102,701	$106,023	$97,924	$100,866	$93,889
Expenses:
Dentist salaries and other professional costs	26,984	28,384	27,091	29,376	27,634
Clinical salaries	21,408	20,795	19,956	21,698	18,554
Dental supplies and laboratory fees	9,641	11,730	11,760	11,607	10,342
Rental and lease expense	6,203	7,608	6,433	5,969	5,882
Advertising and marketing	3,650	3,847	3,283	2,625	2,892
Depreciation and amortization	5,792	6,796	6,593	3,614	3,088
Other operating expenses	6,154	7,344	8,016	7,889	7,204
Bad debt expense	4,160	15,325	4,948	4,751	3,864
General and administrative	10,909	13,128	11,291	10,217	10,250
Restructuring costs and other charges	—	—	2,329	4,256	835
Asset impairment	—	3,567	2,929	3,356	—

Total expenses	94,901	118,524	104,629	105,358	90,545

Operating income (loss)	7,800	(12,501)	(6,705)	(4,492)	3,344
Litigation settlement	1,366	1,495	—	—	—
Interest expense	4,369	7,751	7,960	5,627	3,206
Other (income) expense	34	(28)	(68)	(33)	52
Gain on early extinguishment of debt	—	—	—	(17,334)	(21,856)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	2,031	(21,719)	(14,597)	7,248	21,942
Provision (benefit) for income taxes	835	(2,595)	—	(161)	(4,162)

Income (loss) before cumulative effect of change in accounting principle	1,196	(19,124)	(14,597)	7,409	26,104
Cumulative effect of change in accounting principle	—	—	(250)	(37,000)	—

Net income (loss)	$1,196	$(19,124)	$(14,847)	$(29,591)	$26,104

Income (loss) per common share, basic and diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.18	$(2.96)	$(2.27)	$0.20	$0.16
Cumulative effect of change in accounting principle	—	—	(0.04)	(0.99)	—

Net income (loss)	$0.18	$(2.96)	$(2.31)	$(0.79)	$0.16

Weighted average number of common and common equivalent shares outstanding
Basic	6,825	6,451	6,417	37,202	159,078

Diluted	6,850	6,451	6,417	37,202	162,559

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$59	$901	$3,979	$1,522	$513
Working capital (deficit)	15,768	(62,259)	(67,843)	(1,740)	(3,439)
Total assets	114,982	95,386	84,082	40,956	41,574
Long-term debt, less current portion	53,996	429	16	47,219	17,600
Total stockholders’ equity (deficit)	37,163	18,039	3,192	(21,910)	10,435

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, Tennessee and California. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks by entering into management services agreements with affiliated dental practices to provide, on an exclusive basis, management and administrative services to affiliated dental practices. As of December 31, 2003, the Company provided management services to 74 dental centers with approximately 165 affiliated dentists, orthodontists and other dental specialists.

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

At December 31, 2003, the Company and its affiliated dental practices maintained capitated managed care contracts covering approximately 136,000 members. Capitation fees, excluding supplemental fees and co-payments by members, totaled $8.2 million, or approximately 8.7% of net patient revenues in 2003. One managed care contract with a national insurance company accounted for $6.5 million in revenues ($2.8 million in capitation payments and $3.7 million in patient co-payments) in 2003, equal to 6.9% of total net patient revenues. The Company periodically evaluates its capitated managed care contracts by comparing the average reimbursement per procedure plus the total capitation fees per contract to the usual and customary fees charged by the affiliated dental practice. If the aggregate reimbursement percentage for the capitated contract exceeds 50% of the usual and customary fees, the Company believes that the incremental costs of providing covered services are being recovered. Management believes that capitated managed care contracts, in the aggregate, are profitable and the Company will continue to contract with capitated managed care providers on a case-by-case basis.

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

Results of Operations

The following table sets forth the percentages of patient revenues represented by certain items reflected in the Company’s Statements of Operations. The information that follows represents historical results of the Company.

	Year Ended December 31,
	2001	2002	2003
Net patient revenues	100.0%	100.0%	100.0%
Expenses:
Dentist salaries and other professional costs	27.7%	29.1%	29.4%
Clinical salaries	20.4%	21.5%	19.8%
Dental supplies and laboratory fees	12.0%	11.5%	11.0%
Rental and lease expense	6.6%	5.9%	6.3%
Advertising and marketing	3.4%	2.6%	3.1%
Depreciation and amortization	6.7%	3.6%	3.3%
Other operating expenses	8.2%	7.8%	7.7%
Bad debt expense	5.1%	4.7%	4.1%
General and administrative	11.5%	10.1%	10.9%
Restructuring costs and other charges	2.4%	4.2%	0.9%
Asset impairment	3.0%	3.3%	0.0%

Total expenses	106.8%	104.5%	96.4%

Operating income (loss)	-6.8%	-4.5%	3.6%
Interest expense	8.1%	5.6%	3.4%
Gain on early extinguishment of debt	0.0%	-17.2%	-23.3%

Income (loss) before benefit for income taxes and cumulative effect of change in accounting principle	-14.9%	7.2%	23.4%
Benefit for income taxes	0.0%	-0.2%	-4.4%

Income (loss) before cumulative effect of change in accounting principle	-14.9%	7.3%	27.8%
Cumulative effect of change in accounting principle	0.0%	-36.7%	0.0%

Net income (loss)	-15.2%	-29.3%	27.8%

Twelve Months Ended December 31, 2003 Compared to Twelve Months Ended December 31, 2002

Net Patient Revenues – Net patient revenues decreased from $100.9 million for the year ended December 31, 2002, to $93.9 million for the year ended December 31, 2003, a decrease of $7.0 million or 6.9%. During 2003, the Company closed two dental centers and sold one dental center, which accounted for $4.2 million, or 4.2%, of the decrease in net patient revenues, and a decrease in net patient revenues from existing dental centers accounted for $2.8 million, or 2.8%.

Dentist Salaries and Other Professional Costs – For the year ended December 31, 2003, dentist salaries and other professional costs were $27.6 million, $1.7 million, or 5.9% lower than dentist salaries and other professional costs of $29.4 million for the year ended December 31, 2002. The decrease is attributable to the closing of three dental centers in 2003, a reduction in the number of dentists, orthodontists and hygienists employed as part of a restructuring plan the Company adopted in October 2002 to reduce costs and the decrease in net patient revenues. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs were 29.4% for the year ended December 31, 2003 relatively unchanged from the year ended December 31, 2002 percentage of 29.1%.

Clinical Salaries – Clinical salaries decreased from $21.7 million for the year ended December 31, 2002 to $18.6 million for the year ended December 31, 2003, a decrease of $3.1 million, or 14.5%. The decrease is attributable to the closing of three dental centers in 2003, and a reduction in dental center staff in connection with a restructuring plan the Company adopted in October 2002. Expressed as a percentage of net patient revenues, clinical salaries decreased from 21.5% for the year ended December 31, 2002 to 19.8% for 2003.

Dental Supplies and Laboratory Fees – Dental supplies and laboratory fees decreased, from $11.6 million for the year ended December 31, 2002 to $10.3 million for the year ended December 31, 2003, a decrease of $1.3 million, or 10.9%. The closing of three dental centers over the past year and the decrease in net patient revenues attributed to the decrease in dental supplies and lab fees. Expressed as a percentage of patient revenues, dental supplies and laboratory fees decreased from 11.5% for the year ended December 31, 2002 to 11.0% for the year ended December 31, 2003.

Rental and Lease Expense – Rent and lease expense decreased from $6.0 million for the year ended December 31, 2002, to $5.9 million for 2003, a decrease of $0.1 million, or 1.5%. The decrease results primarily from the closing of three dental centers over the past year. Expressed as a percentage of net patient revenues, rent and lease expense increased from 5.9% for the year ended December 31, 2002 and to 6.3% for the same period of 2003.

Advertising and Marketing – Advertising and marketing expenses increased from $2.6 million for the year ended December 31, 2002, to $2.9 million for the same period of 2003, an increase of $0.3 million, or 10.2%. The increase is attributable primarily to an increase in television advertising during 2003, which was partially offset by reductions in direct mail and other advertising sources. Expressed as a percentage of net patient revenues, advertising and marketing expenses increased from 2.6% in 2002 to 3.1% for the year ended December 31, 2003.

Depreciation and Amortization – Depreciation and amortization decreased from $3.6 million for the year ended December 30, 2002 to $3.1 million for 2003, a decrease of $0.5 million, or 14.6%. The closing of three dental centers over the past year together with a decline in depreciation expense as property and equipment became fully depreciated have resulted in the decrease in depreciation and amortization expense. Expressed as a percentage of net patient revenues, depreciation and amortization decreased from 3.6% in 2002 to 3.3% for the year ended December 31, 2003.

Other Operating Expenses – Other operating expenses decreased from $7.9 million for the year ended December 31, 2002, to $7.2 million for the year ended December 31, 2003, a decrease of $0.7 million or 8.7%. Other operating expenses represent expenses related to the operation of the Company’s dental centers, such as utilities, maintenance and communication costs. The decrease is attributable primarily to the closing of three dental centers in 2003 and a cost reduction plan implemented as part of the Company’s restructuring plan adopted in October 2002. Expressed as a percentage of net patient revenues, other operating expenses decreased slightly from 7.8% for the year ended December 31, 2002 to 7.7% for 2003.

Bad Debt Expense – Bad debt expense of $3.9 million for the year ended December 31, 2003 decreased by $0.9 million, or 18.7% from $4.8 million in 2002. The decrease in bad debt expense results from improved collections of patient receivables, particularly in the last half of the year. Expressed as a percentage of net patient revenues, bad debt expense decreased from 4.7% for the year ended December 31, 2002 to 4.1% for 2003.

General & Administrative Expense – General and administrative expenses of $10.3 million for the year ended December 31, 2003, increased by 0.3% from general and administrative expenses of $10.2 million in 2002. The increase in general and administrative expenses is attributable primarily to $0.2 million of severance for Mr. Usdan that was expensed in 2003, an increase in consulting fees resulting from fees paid to Sentinel pursuant to a management agreement entered into in May 2003 and increased legal fees. The increase was offset by reductions in corporate and regional staff and other overhead expenses related to a restructuring plan adopted by the Company in October 2002. On June 13, 2003, James M. Usdan, President, Chief Executive Officer, and a member of the board of directors, resigned from all of his positions as an officer and director of the Company. Expressed as a percentage of net patient revenues, general and administrative expense increased from 10.1% for the year ended December 31, 2002, to 10.7% for 2003.

Restructuring Costs and Other Charges – From June 2000 until July 2002, the Company was in default under the Old Credit Agreement with its Senior Secured Lenders (“2002 Restructuring”); (2) Senior Subordinated Notes of $15.0 million issued to the Senior Subordinated Lenders; and (3) and $3.2 million in Seller Notes. On July 19, 2002, the Company entered into the 2002 Restructuring with its Senior Secured Lenders, its Senior Subordinated Lenders and the holders of the Seller Notes regarding the debt outstanding under the Old Credit Agreement, the Senior Subordinated Notes and the Seller Notes. On May 15, 2003, the Company entered into the 2003 Restructuring. For the year ended December 31, 2003 the Company recorded restructuring costs and other charges of $0.8 million representing legal and professional fees related to the 2003 Restructuring. For the year ended December 31, 2002, the Company recorded restructuring costs and other charges of $4.3 million including remaining lease obligations on closed offices and legal and professional fees related to the 2002 Restructuring of the Old Credit Agreement.

Gain on Early Extinguishment of Debt – In connection with the 2002 Restructuring the Company recognized a gain of $17.3 million on the early extinguishment of debt in 2002. In 2003, the Company recorded a $21.9 million gain on extinguishment of debt related to the 2003 Restructuring.

Interest Expense – Interest expense decreased from $5.6 million for the year ended December 31, 2002, to $3.2 million for the year ended December 31, 2003, a decrease of $2.4 million or 43.0%. In May 2003 and July 2002, the Company entered into various agreements with its lenders to restructure its outstanding debt. Pursuant to these restructurings, a total of approximately $35.3 million in outstanding debt was forgiven and $16.4 million in debt was paid. In addition, the Company’s interest rate on its remaining debt was reduced. The reduction in outstanding debt and lower interest rates accounted for the decrease in interest expense.

Income taxes – The Company’s effective tax rate for the year ended December 31, 2003 was a benefit of 18%. This rate differs from the federal statutory tax rate of 34% primarily as a result of provisions of the federal income tax code which provide for the exclusion from taxation of the $21.8 million gain recognized upon forgiveness of indebtedness as the Company met insolvency conditions established by the tax code at the time of the forgiveness and the release of approximately $4.5 million in valuation allowance recorded against the deferred tax asset. The tax code additionally requires that the Company reduce tax attributes to the extent that it has forgiveness of indebtedness that met the insolvency conditions. Accordingly, the Company reduced its net operating loss carryforwards. The Company’s management expects that the effective tax rate for periods subsequent to 2003 will be between 30% and 40%, reflecting federal and state income tax rates.

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

Twelve Months Ended December 31, 2002 Compared to Twelve Months Ended December 31, 2001

Net Patient Revenue – Net patient revenues increased from $97.9 million for the year ended December 31, 2001 to $100.9 million for the year ended December 31, 2002, an increase of $2.9 million or 3.0%. Patient revenues for dental centers open for more than one year increased approximately $8.2 million, or 8.3%, from 2001, partially offset by a decrease in revenues of approximately $5.1 million, or 5.3%, from the closure of 23 dental centers since January 2001. Higher net patient revenues resulted from fee increases in 2002 and better average revenue per patient.

Dentist Salaries and Other Professional Costs – For the year ended December 31, 2002, dentist salaries and other professional costs were $29.4 million, $2.3 million, or 8.4% higher than dentist salaries and other professional costs of $27.1 million for the year ended December 31, 2001. Higher dentist compensation and increased hiring of hygienists accounted for the increase. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased from 27.7% to 29.1% for the years ended December 31, 2001 and 2002, respectively.

Clinical Salaries – Clinical salaries increased from $20.0 million for the year ended December 31, 2001 to $21.7 million for the year ended December 31, 2002, an increase of $1.7 million or 8.7%. The increase is attributable to higher compensation associated with the upgrading of dental office management and other personnel. Expressed as a percentage of net patient revenues, clinical salaries increased from 20.4% for the year ended December 31, 2001 to 21.5% for the same period of 2002.

Dental Supplies and Laboratory Fees – Dental supplies and laboratory fees decreased slightly from $11.8 million for the year ended December 31, 2001 to $11.6 million for the year ended December 31, 2002, an increase of $0.2 million or 1.3%. The decrease is attributable primarily to improved cost controls associated with the purchasing of dental supplies. Expressed as a percentage of net patient revenues, dental supplies and laboratory fees decreased from 12.0% for the year ended December 31, 2001, to 11.5% for the comparable period of 2002.

Rental and Lease Expense – Rental and lease expense of $6.0 million for the year ended December 31, 2002 decreased by $0.5 million, or 7.2% from the year ended December 31, 2001. The decrease is attributable to the closing of 23 dental centers since January 2001. Expressed as a percentage of net patient revenues, rent and lease expense decreased from 6.6% for the year ended December 31, 2001 to 5.9% for the year ended December 31, 2002.

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

Depreciation and Amortization – Depreciation and amortization decreased from $6.6 million for the year ended December 31, 2001 to $3.6 million for the year ended December 31, 2002, a decrease of $3.0 million or 45.2%. Effective January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets and reclassified approximately $54.9 million from management services agreements to goodwill, and as required by SFAS 142, the Company no longer records amortization expenses related to this goodwill. The effect of this change increased income before cumulative effect of change in accounting principle by approximately $2.7 million, or $0.07 per share, for the year ended September 30, 2002. Had the Company adopted SFAS 142 effective January 1, 2001, the effect would have been to reduce the loss before cumulative effective of change in accounting principle by approximately $2.7 million, or $0.43 per share for the year ended December 31, 2001. In the second quarter of 2002, the Company completed its quantification of the impairment charge and recorded a $37.0 million impairment charge, related to the write-down of goodwill, as a cumulative effect of change in accounting principle effective January 1, 2002. The remainder of the decrease resulted from the closing of 23 centers since January 1, 2001. Expressed as a percentage of net patient revenues, depreciation and amortization decreased from 6.7% in the prior year to 3.6% for the year ended December 31, 2002.

Other Operating Expenses – Other operating expenses decreased from $8.0 million for the year ended December 31, 2001, to $7.9 million for the year ended December 31, 2002, a decrease of $0.1 million or 1.6%. The decrease is attributable primarily to lower communication costs. Expressed as a percentage of net patient revenues, other operating expenses decreased from 8.2% for the year ended December 31, 2001 to 7.8% for the year ended December 31, 2002 period.

Bad Debt Expense – Bad debt expense decreased from $4.9 million for the year December 31, 2001 to $4.7 million for the year ended December 31, 2002, a decrease of $0.2 million, or 4.0%. Expressed as a percentage of net patient revenues, bad debt expense decreased from 5.1% for the year ended December 31, 2001 to 4.7% for the year ended December 31, 2002. The decrease is attributable to a slight improvement in the collections of accounts receivable.

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

Restructuring Costs and Other Charges – For the nine months ended December 31, 2002, the Company recorded restructuring costs and other charges of $4.3 million attributable primarily to legal and professional fees related to the restructuring of the Company’s senior credit facility, remaining lease obligations on closed dental centers and severance cost associated with a restructuring of the Company’s corporate and regional management and administrative personnel adopted in September 2002. Additionally, $0.3 million in employee bonuses associated with the restructuring of the Credit Agreement have been included, fifty percent of which was paid in July 2002 and the balance was paid in the first quarter of 2003. For the year ended December 31, 2001 the Company recorded restructuring costs and other charges of $2.3 million including severance costs, remaining lease obligations on closed offices and legal and professional fees related to the implementation of the plan to improve operating results and restructure the Company’s credit facilities.

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

Cumulative Effect of Change in Accounting Principle – In connection with the Company’s adoption of SFAS 142, the Company recorded a $37.0 million transitional goodwill impairment charge effective January 1, 2002. (See Note 2 of Notes to Condensed Consolidated Financial Statements). During September 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” deferred the implementation of SFAS 133 until the fiscal year ending December 31, 2001. The Company implemented SFAS 133 effective January 1, 2001, resulting in a cumulative effect adjustment of $0.3 million during 2001

Asset Impairment – For the year ended December 31, 2002 the Company recorded a $0.4 million asset impairment, resulting primarily from the closing of three centers in Texas and one center in Florida and the sale of two centers in Texas, two centers in Florida and two centers in California. For the year ended December 31, 2001 the Company recorded a $2.9 million asset impairment, resulting primarily from the closing of two dental centers in Texas and Tennessee, a charge to reflect the impairment in value of fixed assets for two under-performing dental centers and the write-off of intangible assets associated with certain acquisitions. As a result, the Company reduced intangible assets by approximately $2.4 million and leasehold improvements by approximately $0.5 million.

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

In May 2003, the Company completed the 2003 Restructuring. Management believes this is an important step in its operational plan as it provides financial flexibility and the ability to invest in upgrading of equipment and facilities. For 2003, management focused on: (i) aggressive cost control and full implementation of the cost reduction program initiated in October 2002; (ii) refurbishing and modernizing existing dental centers; (iii) upgrading dental office management personnel; and (iv) training of dental office staff personnel to improve patient services, office efficiency and effectiveness, and implementing improvements to the practice management system.

On May 15, 2003, the Company entered into a series of agreements to restructure certain of its outstanding debt and equity. Prior to May 15, 2003, the Company maintained the Old Credit Agreement with a bank group that included, among other banks, BofA and GECC. As of May 14, 2003, the Company had $46.7 million outstanding under the Old Credit Agreement, of which $38.3 million was due the lenders excluding GECC. In addition, the Company maintained the Senior Notes due Heller, Midwest and James M. Usdan, its Chief Executive Officer at that time. The 2003 Restructuring transaction consisted of the following:

•	The lenders under the Old Credit Agreement, excluding GECC, accepted a payment of approximately $16.4 million in full satisfaction of $38.3 million in principal and $2.0 million in fees that the Company owed the Senior Secured Lenders. The Company recorded a gain on extinguishment of debt of approximately $21.8 million in the second quarter of 2003.

•	The Company entered into a Credit Agreement with GECC, as agent, which includes a $12.5 million term loan and a $3.5 million revolving line of credit. The term loan includes $8.4 million that was owed to GECC under the Old Credit Agreement, which was rolled into the Credit Agreement.

•	The Company entered into a Purchase Agreement with Sentinel, GECC (as successor to Heller), Midwest and others. Pursuant to this agreement, the Company issued $7.0 million in Subordinated Notes and issued 79,190 shares of Series B Preferred Stock. Under the terms of the Purchase Agreement, the issuance and funding of the Series B Stock and Subordinated Notes took place in two closings. In the initial closing on May 15, 2003, the Company issued $6.7 million in Subordinated Notes for an equal amount of cash and issued 76,310 shares of Series B Preferred Stock for $5.7 million in cash plus the surrender of $1.9 million in principal and accrued interest due under the Senior Notes and warrants to purchase approximately 17,974,062 shares of Common Stock. The Senior Notes were recorded net of a discount of $0.3 million, the remaining value assigned to the warrants. In the subsequent closing during the third quarter of 2003, the Company issued, to key members of management and certain other individuals, the remaining 2,880 shares of Series B Preferred Stock for approximately $0.3 million in cash and the remaining $0.3 million in Subordinated Notes for an equal amount of cash. The Series B Stock is convertible into an aggregate 165,022,853 shares of Common Stock.

•	Pursuant to a Warrant Purchase Agreement, the Company acquired from the lenders under the Old Credit Agreement other than GECC, 49,875 warrants to purchase shares of Series A-2 Stock, for an aggregate purchase price of approximately $0.6 million.

At December 31, 2003, the Company had a net working capital deficit of $3.4 million. Current assets totaled $10.1 million, consisting of cash and cash equivalents of $0.5 million, billed and unbilled accounts receivable of $8.5 million and prepaid expenses and other current assets of $1.0 million. Current liabilities totaled $13.5 million, consisting of $2.3 million in accounts payable, $8.3 million in accrued liabilities, $1.1 million in deferred income taxes and $1.9 million in current maturities of long-term debt and revolving line of credit.

For the year ended December 31, 2003, cash provided by operating activities was $4.3 million. In the year ended December 31, 2002, cash used in operating activities amounted to $2.3 million. The improvement resulted primarily from an increase in net earnings, which increased from a net loss of approximately $9.9 million for the year ended December 31, 2002, excluding a $17.3 million gain on extinguishment of debt and a $37.0 million cumulative effect of change in accounting principle, to net income of approximately $0.1 million for the year ended December 31, 2003, excluding a $21.9 million gain on extinguishment of debt and a $4.2 million income tax benefit.

For the year ended December 31, 2003, cash used in investing activities was $1.0 million, consisting of capital expenditures. For the year ended December 31, 2002, cash used in investing activities was $0.6 million, consisting of $0.9 million in capital expenditures, offset by $0.3 million in proceeds from sale of property and equipment.

For the year ended December 31, 2003, cash used in financing activities totaled $4.3 million, representing $19.8 million in repayments of long-term debt and capital lease obligations, $0.6 million to repurchase outstanding warrants to purchase Series A Stock, $0.1 million to purchase Company common stock and $2.3 million in debt and equity issuance costs, offset by $12.4 million in proceeds from the issuance of long-term debt and $6.0 million in proceeds from the issuance of Series B Stock. For the year ended December 31, 2002, cash provided by financing activities totaled $0.4 million, resulting from $1.7 million in proceeds from issuance of long-term debt, offset by $0.6 million in repayments of long-term debt and capital lease obligations and $0.7 million in debt and equity issuance costs. The Company has budgeted $3.0 million in capital expenditures for 2004, which it expects to fund through internally generated funds and borrowings under the Credit Agreement.

The Company anticipates that cash flow from operations, the existing cash balance as of December 31, 2003, and additional borrowing capacity of $3.5 million under its revolving line of credit will provide adequate cash flows and liquidity for 2004 for the Company to operate normally and to be able to satisfy the capital expenditures, scheduled debt payments and operational budgets of the Company for the upcoming year. There was approximately $0.4 million outstanding under the revolving line of credit at December 31, 2003.

The following table summarizes, as of December 31, 2003, the Company’s contractual commitments related to debt, leases and other arrangements during the next five years (in thousands):

	Year ended December 31,
	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$1,510	$2,502	$3,002	$2,252	$9,844	$—
Operating leases	4,195	3,524	2,888	1,871	1,163	1,048

Total	$5,705	$6,026	$5,890	$4,123	$11,007	$1,048

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

The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements (“Management Services Agreements”) with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, upon the occurrence of certain events, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost (“nominee arrangements”). At December 31, 2003, all of the affiliated dental practices were owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except from professional corporations located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of net patient revenues; and, (iii) a performance fee equal to the net patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated dental practice and (ii) a management fee in an amount of 30.0% of net patient revenues; plus a bonus equal to 30% of net patient revenues in excess of average monthly net patient revenues over the prior two-year period. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

Net patient revenues represent the estimated realizable amounts to be received from patients, third-party payors and others for services rendered by affiliated dentists. They are reported at established rates reduced by contracted amounts based on agreements with patients, third party payers and others obligated to pay for service rendered. Patient revenues from general dentistry are recognized as the services are performed. Patient revenues from orthodontic services are recognized in accordance with the proportional performance method. Under this method, revenue is recognized as services are performed under the terms of contractual agreements with each patient. Approximately 25% of the services are performed in the first month with the remaining services performed and recognized over the remainder of the contract. Billings under each contract, which average approximately 26 months, are made equally throughout the term of the contract, with final payment at the completion of the treatment.

Net patient revenues include amounts received from capitated managed care contracts that the Company negotiates on behalf of its affiliated dental practices. Under capitated contracts the affiliated dental practice receives a predetermined amount per patient per month in exchange for providing certain covered services to members of the plan. Usually, the capitated plans also provide for supplemental payments and/or co-payments by members for certain higher cost procedures. These contracts typically result in lower average fees for services than the usual and customary fees charged by the Company’s affiliated dental practices and may, in certain instances, expose the Company to losses on contracts where the total revenues received are less than the costs of providing such dental care. The Company generally bears the risk of such loss because it consolidates the financial results of its affiliated dental practices. However, most of these contracts are cancelable by either party on 30 to 90 days written notice thereby reducing the risk of long-term adverse impact on the Company.

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

The Company’s acquisitions involved the purchase of tangible and intangible assets and the assumption of certain liabilities of the affiliated dental practices. As part of the purchase allocation, the Company allocated the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. In connection with each acquisition, the Company enters into a long-term management services agreement with each affiliated dental practice, which cannot be terminated by either party without cause. Prior to January 1, 2002, the cost of the management services agreements were amortized on a straight line basis over their term, or such shorter period as may have been indicated by the facts and circumstances. Amortization periods of the management services agreements acquired through December 31, 2001 were 25 years. Effective January 1, 2002, the Company adopted SFAS No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, and reclassified approximately $54.9 million from management services agreements to goodwill. Under SFAS 142, substantially all of the Company’s goodwill is no longer amortized, and the Company must perform an annual impairment test for goodwill and intangible assets. The Company allocates goodwill to its four reporting units, which are Texas, Florida, California and Tennessee. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent of that difference. The Company based the fair values of its reporting units on discounted cash flow methodology and other company comparisons. Under SFAS 142, the Company recorded a transitional goodwill impairment charge of $37.0 million, presented as a cumulative effect of accounting change at the beginning of 2002. This transitional goodwill impairment charge was attributable to market declines in its reporting units in Texas, Florida, California and Tennessee. The Company recorded a $3.0 million impairment charge for the year ended December 31, 2002, as a result of lower than projected earnings in the California and Florida units. For the year ended December 31, 2003, the Company did not incur an impairment on any of its reporting units

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company evaluates the recoverability of its deferred tax assets on an ongoing basis. In making this evaluation the Company considers all available positive and negative evidence, to determine whether, based on such evidence, it is more likely than not that some portion or all of the net deferred tax assets will be realized in future periods. This evaluation requires significant judgment. In addition, the Company has made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the future realization of the deferred tax assets.

Based on the Company’s operating results in prior years, the Company had established a valuation allowance against its net deferred tax asset as it was deemed more likely than not that the net deferred tax assets would not be realized. During the fourth quarter of 2003, the Company determined, based on the 2003 Restructuring, operating results for the period subsequent to the 2003 Restructuring and anticipated operating income and cash flows for future periods that it is more likely than not the certain deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance recorded against the net deferred tax asset.

The Company believes that it is more likely than not that the net deferred tax asset of $4.6 million will be recovered through reductions in tax liabilities in future periods. However, recovery is dependent on achieving its forecast of future operating income over a period of time. The Company will review its forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve its operating income targets may change the assessment regarding the recoverability of the net deferred tax assets and such change could result in an allowance being recorded against some or all of the net deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on net in future periods.

The Company accounts for its stock-based compensation plans in accordance with APB 25, “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with the provisions of APB 25, stock-based employee compensation cost is not reflected in net income for options granted at an exercise price equal to or in excess of the market value of the underlying Common Stock on the date of grant. The Company recognizes compensation cost on options granted at an exercise price less than the market value of the underlying Common Stock on the date of grant. In August 2003, the Company issued approximately 3.9 million stock options with an exercise price of $0.05 per share while the market value of the underlying Common Stock on the date of grant was $0.15 per share. The Company recorded approximately $0.4 million in deferred compensation, which is expensed over the vesting period of five years. The Company expensed approximately $32,000 in compensation expense during 2003. All stock options granted by the Company prior to August 2003 were issued with an exercise price equal to the market value of the underlying Common Stock on the date of grant.

The Company carries insurance with coverages and coverage limits that it believes to be customary in the dental industry. Although there can be no assurance that such insurance will be sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company’s operations.

The Company is, from time to time, subject to claims and suits arising in the ordinary course of operations. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Inflation

Inflation has not had a significant impact on the results of operations of the Company during the last three years.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003, the FASB issued a revision to FIN 46, Interpretation No. 46R (FIN 46R), to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. The Company does not have interests in structures that are commonly referred to as special-purpose entities and therefore has not adopted FIN 46R as of December 31, 2003. The Company does not expect its adoption of FIN 46R, to materially affect its financial position, results of operations or cash flows.

In April 2003, the FASB issued Statement No. 149, Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of SFAS 149, relating to FASB Statement No. 133 implementation issues that have been effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The impact of adoption of SFAS 149 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no material impact on the Company’s financial position, results of operations or cash flows as of and for the year ended December 31, 2003.

In its October 29, 2003 meeting, the FASB proposed to make the expensing of stock options mandatory beginning in 2005. The guidance regarding this change is expected to be released in 2004. Additionally, the FASB proposed to specify the approach that companies can use in making the transition to the expensing of options, allowing companies to include previously granted unvested options in their calculations as well as the ones granted in the current year. When the rules are finalized, the Company will evaluate the impact on its financial position, results of operations and cash flows.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. SAB 104 clarifies existing guidance regarding revenues for contracts that contain multiple deliverables to make it consistent with Emerging Issues Task Force No. 00-21 (“EITF 00-21). The adoption of SAB 104 and EITF 00-21 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

The Company’s financial instruments with market risk exposure are borrowings under its Credit Agreements that total $12.1 million at December 31, 2003. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $121,000, or $0.0 per share, on an annual basis. The Credit Agreement was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR interest rate.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this Item 8 are incorporated under Item 14 in Part III of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K. However, some of the information used for internal and external reporting by the Company and management is derived from data input by decentralized employees at the dental centers. The decentralization of input and system controls may affect the accuracy of this data. Management is aware of this risk and is taking steps to reduce this risk by improving the Company’s dental practice management system. However, such improvement may require a new practice management system, which management is presently evaluating but may take several years to implement and could present additional risk associated with systems conversions.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following sets forth information as to the current directors and executive officers of the Company, including their ages, present principal occupations, other business experience during the last five years, memberships on committees of the Board of Directors and directorships in other publicly-held companies.

Name	Age	Position with the Company	Director Since

Frank A. Baynham (2)	50	Director	2002

Ira Glazer (1)	52	Director	2002

Edward L. Kuntz (2)	59	Director	2002

David S. Lobel (2)	50	Director, Chairman of the Board of Directors	2003

Paul F. Murphy (1)	38	Director	2003

John M. Slack	56	Interim Chief Executive Officer

Joseph P. Keane	40	Senior Vice President, Chief Financial Officer

Tim S. Tiffin	40	Vice President, Chief Information Officer

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

Board of Directors

Frank A. Baynham became a director of the Company in October 2002. Mr. Baynham has been in senior management for Luxottica Retail since April 1987 and is currently Executive Vice President, Stores. Luxottica is a multinational distributor of designer eyewear and owns LensCrafters and Sunglass Hut. From 1981 to 1987, Mr. Baynham held management positions with Proctor & Gamble. Mr. Baynham has been designated as a director of the Company pursuant to the Stockholders Agreement. Mr. Baynham received a B.A. from Murray State University.

Ira Glazer became a director of the Company in August 2002. Mr. Glazer is the Chief Executive Officer of the Wire Rope Corporation of America, Inc., a privately owned manufacturer of wire, wire rope and related products. Mr. Glazer was appointed as the Chief Restructuring Officer of Wire Rope when it filed for bankruptcy protection under Chapter 11 in May 2002. From 1999 until 2003, Mr. Glazer was a managing director of Getzler & Co., Inc., a New York based turnaround specialist. In his capacity as an employee of Getzler & Co., he served as acting Chief Executive Officer of the Company from February 2001 until June 2001. As a private consultant prior to 1999, he served as President of Knitwaves, Inc., a privately owned manufacturer of children’s knitwear, from May 1998 until February 1999. Knitwaves filed bankruptcy in November 1998. From 1986 until September 1997, Mr. Glazer served as Chief Financial Officer and Chief Operating Officer of Maidenform Worldwide, Inc., a private manufacturer of intimate apparel. Maidenform filed bankruptcy in August 1998. Before joining Maidenform, Mr. Glazer spent ten years with Chase Manhattan Bank, where he was a Vice President and Division Executive in middle market lending. Mr. Glazer has been designated as a director of the Company pursuant to the Stockholders Agreement. Mr. Glazer received a B.B.A. from Pace University.

Edward L. Kuntz became a director of the Company in August 2002. Mr. Kuntz has served as the Chairman of the Board and Chief Executive Officer of Kindred Healthcare, Inc., a publicly held provider of long-term healthcare services, since January 1999. Mr. Kuntz served as the Chief Operating Officer and a director of Kindred Healthcare from November 1998 to January 1999. He also served as President of Kindred Healthcare from November 1998 until January 2002. Mr. Kuntz was Chairman and Chief Executive Officer of Living Centers of America, Inc., a publicly held provider of long-term healthcare, from 1992 to 1997. After leaving Living Centers of America, Inc., he served as an advisor and consultant to a number of healthcare services and investment companies and was affiliated with Austin Ventures, a venture capital firm. In addition, Mr. Kuntz served as Associate General Counsel from 1978 until 1985, and as Executive Vice President from 1985 until the formation of Living Centers of America, Inc. in 1992, of ARA Living Centers. Mr. Kuntz has been designated as a director of the Company by Sentinel pursuant to the Stockholders Agreement. Mr. Kuntz received a J.D. and a B.A. from Temple University.

David S. Lobel was elected Chairman of the Board of Directors in July 2003. Mr. Lobel has been Managing Partner of Sentinel, a private equity investment firm he founded in 1995. From 1981 through 1995, Mr. Lobel was associated with First Century Partners (“First Century”), a venture capital affiliate of Smith Barney, where he served as a general partner of funds managed by First Century from 1983 to 1995. Before joining First Century, Mr. Lobel was a consultant at Bain & Company, a management consulting firm, from 1979 to 1981. He currently is Chairman of Alemite Corporation, an industrial lubrication equipment producer, Cottman Transmission Holdings, LLC, an automotive transmission repair company, Floral Plant Growers, LLC, a grower of floriculture products and Romacorp, Inc., an owner and franchisor of Tony Roma’s restaurants, and is a Director of Buffets, Inc., an operator of buffet-style restaurants, Growing Family, Inc., an in-hospital infant photography services company and Spinrite Limited Partnership, a leading manufacturer of yarn for the craft industry. He received an M.B.A. and an M.S. from Stanford University. Mr. Lobel has been designated as a director of the Company by Sentinel pursuant to the Stockholders Agreement.

Paul F. Murphy has been a Principal at Sentinel since July 2000. Prior to that, Mr. Murphy was a Director at Dilmun Investments, Inc., the U.S. private equity affiliate of Bahrain International Bank E.C., from 1997 to 2000. Prior to working at Dilmun, Mr. Murphy was a Vice President in the Financial Buyers Group at NationsBanc Capital Markets, Inc. from 1996 to 1997. Prior to joining NationsBanc, Mr. Murphy was an Associate in the Merchant Banking Group of Chase Manhattan Bank from 1994 to 1996. Mr. Murphy holds an M.B.A. from Georgetown University and a B.S. from the United States Military Academy at West Point. He served on active duty for five years as an Artillery officer in the United States Army where he attained the rank of Captain. Mr. Murphy has been designated as a director of the Company by Sentinel pursuant to the Stockholders Agreement.

Executive Officers

The Board elects executive officers annually at its first meeting following the annual meeting of stockholders. Information concerning the executive officers other than Mr. Usdan is set forth below.

John M. Slack was appointed Interim Chief Executive Officer in June 2003. Mr. Slack joined the Company in December 1995 as Vice President and Chief Financial Officer and was appointed Senior Vice President and Chief Administrative Officer in January 2002. From November 1994 through November 1995, he served as Vice President and Chief Financial Officer of Team, Inc., a publicly held environmental services company. From 1985 through August 1994, Mr. Slack was Vice President and Chief Financial Officer of Serv-Tech, Inc., a publicly held industrial services company. Mr. Slack received a B.S. in international economics from Georgetown University in 1969.

Joseph P. Keane joined the Company as Senior Vice President and Chief Financial Officer in January 2002. During 2000 and 2001, Mr. Keane was Chief Financial Officer of Galaxy.com, LLC, a vertical internet directory owned 50/50 by a subsidiary of Fox Entertainment Group and private investors. From

1997 to 2000, Mr. Keane held the positions of Deputy Commissioner of the Tennessee Department of Insurance and also worked as the Director of Internal Audit for the State of Tennessee. From 1995 to 1997, Mr. Keane worked for Columbia/HCA as an analyst involved in government relations, mergers and acquisitions. Mr. Keane received a Bachelor of Business Administration degree from East Tennessee University and he is a certified public accountant.

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

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required during 2003, the Company believes that all of the Company’s executive officers and directors complied with Section 16(a) reporting requirements during 2003, except as follows: Mr. Glazer filed one report late; Mr. Baynham filed one report late; Mr. Kuntz filed one report late; Mr. Slack filed one report late; Mr. Keane filed one report late and Mr. Tiffin filed two reports late.

Information Concerning the Operation of the Board of Directors

The Company’s business is managed under the direction of the Board of Directors. The Board of Directors meets on a quarterly basis to review significant developments affecting the Company and to act on matters requiring Board approval. The Board of Directors may also hold special meetings when an important matter requires Board action between regularly scheduled meetings. During 2003, the Board of Directors met formally 4 times. All directors attended at least 75% of the total number of meetings of the Board of Directors.

In order to facilitate the various functions of the Board of Directors, the Board of Directors has created an Executive Committee, an Audit Committee, and a Compensation Committee. Committee members are not remunerated in addition to their annual Board retainer. The Stockholders Agreement provides that two Sentinel Directors and one non-Sentinel Director, who shall be specified by the holders of a majority of the Sentinel Shares or the holders of a majority of the non-Sentinel Shares, respectively, shall be appointed to the Executive Committee, Compensation Committee and Audit Committee of the Board of Directors, each of which shall have no more than three members.

Executive Committee. The Executive committee has been delegated, to the fullest extent allowed by law, the authority of the Board of Directors that has not otherwise been delegated to another committee of the Board of Directors. The Executive Committee was formed on June 16, 2003, and consists of Mr. Lobel and Mr. Murphy. Following his hiring, the new Chief Executive Officer will also become a member of the Executive Committee.

Audit Committee. The Audit Committee makes recommendations to the Board of Directors concerning the engagement of independent public accountants, monitors the Company’s internal accounting controls, reviews quarterly and annual financial information, and reviews the independence, services and fees of the independent auditors. The Board of Directors adopted an Audit Committee Charter in 2000, a copy of which has been filed with the SEC. From October 14, 2002 to June 16, 2003, the Audit Committee consisted of Ira Glazer, Paul Kreie and Edward L. Kuntz. Since June 16, 2003, the Audit Committee has consisted of Ira Glazer and Paul Murphy. The Board of Directors has determined that Ira Glazer is qualified to be the Audit Committee Financial Expert. Based on the definition of independence in Sections 303.01(b)(2)(a) and (3) of the New York Stock Exchange’s listing standards, all of the Company’s current Audit Committee members are independent. The Audit Committee held 4 meetings during 2003, and all members of the Audit Committee attended the meetings.

Compensation Committee. The Compensation Committee periodically determines the amount and form of compensation and benefits payable to all principal officers and certain other management personnel. This committee also administers the 2002 Plan. From October 14, 2002 to June 16, 2003, the Compensation Committee consisted of Frank A. Baynham, Paul Kreie, and Edward L. Kuntz. Since June 16, 2003, the Compensation Committee has consisted of Mr. Baynham, Mr. Kuntz and Mr. Lobel. The Compensation Committee held 2 meetings during 2003, and all members of the Compensation Committee attended all meetings.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer or controller. This Code of Ethics is attached to this Annual Report on Form 10-K as Exhibit A.

Item 11.	Executive Compensation

Directors’ Compensation

During 2003, each non-employee director, excluding the Sentinel directors, were paid an annual retainer of $7,500, a fee of $1,500 for each Board of Directors meeting attended in person and $500 for each telephonic Board of Directors meeting in which the director participated. The Company paid aggregate fees of $41,500 to non-employee directors in connection with Board of Directors’ and committee meetings in 2003. The Company does not pay director fees to directors who also are the Company’s employees. No member of the Board of Directors was paid compensation during 2003 for his service as a director other than pursuant to the standard compensation arrangement described above. On March 3, 2003, each non-employee director was granted 461,809 options under the 2002 Plan, exercisable at $.10 per share.

Summary Compensation Table

The following table provides certain summary information concerning compensation earned by each person who served as the Company’s Chief Executive Officer during 2003 and each of the other executive officers of the Company (the “Named Executive Officers”) whose compensation exceeded $100,000 during the year ended December 31, 2003.

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Number of Options Granted	All Other Compensation
		($)	($)	($)	($)		($)(1)

James M. Usdan (2) Chief Executive Officer & President	2003 2002 2001	$249,722 272,077 146,447	$63,334 33,334 —	$173,078 — —	$ — — —	2,500,000 — 325,000	$ — 1,777 —

John M. Slack (3) Interim Chief Executive Officer	2003 2002 2001	181,625 168,654 150,000	62,584 33,334 —	— — —	— — —	1,420,000 — —	3,300 11,683 9,912

Joseph P. Keane (4) Senior Vice President, Chief Financial Officer	2003 2002	237,138 214,769	61,584 82,334	— —	— —	950,000 —	3,300 —

Tim S. Tiffin Vice President, Chief Information Officer	2003 2002 2001	182,527 145,769 124,231	36,250 5,000 —	— — —	— — —	500,000 — —	— — —

(1)	All other compensation paid to Mr. Usdan and Mr. Slack in 2002 included Company matching contributions to each executives’ 401(k) account. Other compensation paid to Mr. Slack in 2001, 2002 and 2003 also included automobile allowances. Other compensation paid to Mr. Keane in 2003 represents an automobile allowance.

(2)	Mr. Usdan was Chief Executive Officer from July 1, 2001 until June 13, 2003. Other Annual Compensation for 2003 represents severance payments to Mr. Usdan after his June 2003 resignation. As a result of his resignation the options were cancelled.

(3)	Mr. Slack served as Chief Financial Officer in 2001, Chief Administrative Officer from January 15, 2002 until June 13, 2003. Mr. Slack was appointed Interim Chief Executive Officer on June 13, 2003.

(4)	Mr. Keane was appointed Chief Financial Officer on January 15, 2002.

Employment Agreements

John M. Slack. On July 19, 2002 the Company entered into a three-year employment agreement with John M. Slack. Following the initial three-year term, the employment agreement is automatically renewed for successive one year terms unless terminated by the Company or Mr. Slack. This agreement was amended effective June 16, 2003, following his assumption of the duties of Interim Chief Executive Officer.

The employment agreement provides for a base annual salary of $15,417 per month, subject to increase at the sole discretion of the Compensation Committee. During the period that Mr. Slack serves as Interim Chief Executive Officer, he will be paid a bonus of $5,000 per month. Mr. Slack is eligible for an annual bonus at the discretion and based on the criteria approved by the Compensation Committee. Mr. Slack is entitled to reimbursement of expenses, and to participate in all benefit, incentive, insurance, disability and other similar plans provided by the Company. Mr. Slack is entitled to life insurance in an amount equal to the greater of (1) fifty percent of Mr. Slack’s annual salary and (2) the amount to which Mr. Slack is entitled pursuant to the Company’s policy for its executive employees.

The Company may terminate Mr. Slack’s agreement for “cause.” Cause is defined in the employment agreement to include the failure to provide services, fraud or embezzlement, committing any act with the intent to injure the Company, conviction of a felony, misappropriation of Company property, personal misconduct that has materially injured the Company, or willfully violating laws or regulations relating to the Company’s business. If Mr. Slack is terminated without cause or terminates the agreement for good reason, the Company must pay Mr. Slack a severance amount equal to one year’s salary, and must continue to provide, at the Company’s cost, coverage under its group health plan for the applicable COBRA coverage period. Good reason is defined in the agreement as assigning Mr. Slack duties materially inconsistent with his position, a 5% reduction in Mr. Slack’s salary, a failure by the Company to continue to provide any material benefit, incentive, insurance, disability or similar plan, requiring Mr. Slack to relocate or materially breaching the agreement.

Joseph P. Keane. On July 19, 2002 the Company entered into a three-year employment agreement with Joseph P. Keane. This employment agreement was amended on August 19, 2003. Following the initial three-year term, the employment agreement is automatically renewed for successive one year terms unless terminated by Mr. Keane or the Company. The employment agreement provides for a base annual salary of $15,417 per month, subject to increase at the sole discretion of the Compensation Committee. Mr. Keane is eligible for an annual bonus at the discretion and based on the criteria approved by the Compensation Committee. Mr. Keane is entitled to reimbursement of expenses, and to participate in all benefit, incentive, insurance, disability and other similar plans provided by the Company.

The Company may terminate Mr. Keane’s agreement for “cause.” Cause is defined in the employment agreement to include the failure to provide services, fraud or embezzlement, committing any act with the intent to injure the Company, conviction of a felony, misappropriation of Company property, personal misconduct that has materially injured the Company, or willfully violating laws or regulations relating to the

Company’s business. If Mr. Keane is terminated without cause or terminates the agreement for good reason, the Company must pay Mr. Keane a severance amount equal to one year’s salary, and must continue to provide, at the Company’s cost, coverage under its group health plan for the applicable COBRA coverage period; provided, however, that if Mr. Keane is terminated by the Company without cause or he terminates his employment prior to the earlier of April 30, 2004 or the date 90 days after the Company hires a new Chief Executive Officer, the Company must pay him a severance amount equal to $260,000 plus certain other benefits. Good reason is defined in the agreement as assigning Mr. Keane duties materially inconsistent with his position, a 5% reduction in Mr. Keane’s salary, a failure by the Company to continue to provide any material benefit, incentive, insurance, disability or similar plan, requiring Mr. Keane to relocate or materially breaching the agreement.

Tim S. Tiffin. On July 19, 2002, the Company entered into a three-year employment agreement with Tim S. Tiffin. Following the initial three-year term, the employment agreement is automatically renewed for successive one year terms unless terminated by Mr. Tiffin or the Company. The employment agreement provides for a base annual salary of $15,417 per month, subject to increase at the sole discretion of the Compensation Committee. Mr. Tiffin is eligible for an annual bonus at the discretion and based on the criteria approved by the Compensation Committee. Mr. Tiffin is entitled to reimbursement of expenses, and to participate in all benefit, incentive, insurance, disability and other similar plans provided by the Company.

The Company may terminate Mr. Tiffin’s agreement for “cause.” Cause is defined in the employment agreement to include the failure to provide services, fraud or embezzlement, committing any act with the intent to injure the Company, conviction of a felony, misappropriation of Company property, personal misconduct that has materially injured the Company, or willfully violating laws or regulations relating to the Company’s business. If Mr. Tiffin is terminated without cause or terminates the agreement for good reason, the Company must pay Mr. Tiffin a severance amount equal to one year’s salary, and must continue to provide, at the Company’s cost, coverage under its group health plan for the applicable COBRA coverage period. Good reason is defined in the agreement as assigning Mr. Tiffin duties materially inconsistent with his position, a 5% reduction in Mr. Tiffin’s salary, a failure by the Company to continue to provide any material benefit, incentive, insurance, disability or similar plan, requiring Mr. Tiffin to relocate or materially breaching the agreement.

Stock Option Grants in 2003

The following table reflects certain information regarding stock options granted to the named executive officers during 2003.

	Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2003	Exercise Price	Expiration Date	Potential Relizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
James M. Usdan(1)	2,500,000	25.34%	$0.10	3/4/2008	$1,378,895	$2,343,742
John M. Slack	920,000	9.33%	0.10	3/4/2008	507,433	862,497
John M. Slack	500,000	5.07%	0.05	8/1/2008	300,779	493,748
Joseph P. Keane	950,000	9.63%	0.10	3/4/2008	523,980	890,622
Tim S. Tiffin	500,000	5.07%	0.05	8/1/2008	300,779	493,748

(1)	Mr. Usdan’s options were cancelled in June 2003 as a result of his resignation from the Company. At December 31, 2003, Mr. Usdan did not have any options to purchase Company common stock.

Aggregate Option Exercises in 2003 and Year-End 2003 Option Values

The following table reflects certain information concerning the number of unexercised options held by the Named Executive Officers and the value of such officers’ unexercised options as of December 31, 2003. The Named Executive Officers exercised no options during the year ended December 31, 2003.

Name	Shares Acquired On Exercise	Value Realized	Number of Unexercised Options at December 31, 2003		Value of Unexercised “In-The-Money” Options at December 31, 2003 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
James M. Usdan(2)	$—	$—	—	—	$—	$—
John M. Slack	—	—	518,000	1,052,000	110,400	340,600
Joseph P. Keane	—	—	380,000	570,000	114,000	171,000
Tim S. Tiffin	—	—	—	500,000	—	175,000

(1)	Options are “in-the-money” if the closing market price of the Company’s Common Stock exceeds the exercise price of the options. The exercise price of the options granted to the Named Executive Officers ranges from $0.05 to $10.00 per share. There were 2,870,000 options granted to the Named Executive Officers that were “in-the-money” at December 31, 2003.
(2)	Mr. Usdan’s options were cancelled in June 2003, as a result of his resignation.

Compensation Committee Interlocks and Insider Participation

In 2003, the members of the Compensation Committee were David S. Lobel, Frank A. Baynham and Edward L. Kuntz. Mr. Lobel is a party to certain transactions with the Company. See “Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

The following table sets forth information as of the record date with respect to beneficial ownership of the Company’s Common Stock, Series A-1 Stock, Series A-2 Stock and Series B Stock by: (i) each director, (ii) each Named Executive Officer, (iii) all executive officers and directors of the Company as a group, and (iv) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its voting securities. Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. The business address of each person named below is 3701 Kirby Drive, Suite 550, Houston, Texas 77098, unless otherwise indicated. The percentage of each class of voting stock owned is based on 8,265,323 shares of Common Stock, 195,838 Shares of Series A-1 Stock, no shares of Series A-2 Stock and 79,190 shares of Series B Stock outstanding on the Record Date. On the Record Date, warrants to purchase 10,984 shares of Series A-2 Stock were outstanding. Each share of Series A-1 Stock and Series A-2 Stock is currently convertible into 182.68 shares of common stock and each share of Series B Stock is currently convertible into 2,083.89 shares of common stock.

	Common Stock			Series A-1 Stock		Series A-2 Stock		Series B Stock
Name and Address of Beneficial Owner	Amount	Percent of Class(ª)	Percent Upon Exercise(1)	Amount	Percent of Class	Amount	Percent of Class	Amount	Percent of Class
Ira Glazer (2) 609 North 2nd Street St. Josephs, MO 64502	380,197	4.4%	*	—	*	—	*	120	*

Edward Kuntz(3) 680 South, Fourth Street Louisville, KY 40202-2412	1,061,637	11.4%	*	—	*	—	*	465	*

Frank A. Baynham(4) 8386 Kugler Mill Road Cincinnati, OH 45243	561,478	6.8%	*	—	*	—	*	225	*

David S. Lobel(5)(6) 777 Third Avenue, 32nd Flr New York NY 10017	132,134,987	94.1%	62.6%	—	*	—	*	63,408	80.1%

Paul F. Murphy 777 Third Avenue, 32nd Flr New York NY 10017	—	*	*	—	*	—	*	—	*

James M. Usdan	—	*	*	—	*	—	*	—	*

Joseph P. Keane (7)	442,516	5.1%	*	—	*	—	*	30	*

John M. Slack (8)(6)	1,532,804	15.7%	*	—	*	—	*	552	*

Tim S. Tiffin (9)	131,258	1.6%	*	—	*	—	*	15	*

All directors, appointees and executive officers as a group (10 persons) (10)	136,244,877	94.2%	64.5%	—	*	—	*	64,815	81.8%

Sentinel Capital Partners II, L.P. (5)(6) 777 Third Avenue 32nd Floor New York, NY 10017	132,134,987	94.1%	62.6%	—	*	—	*	63,408	80.1%

General Electric Capital Corporation (11)(6) c/o Heller Healthcare Financial Services 500 West Monroe Chicago, IL 60661	35,602,366	81.1%	16.9%	119,520	61.0%	10,984	100%	5,644	7.1%

Midwest Mezzanine Fund II, L.P. (12)(6) 208 South LaSalle Tenth Floor Chicago, IL 60604-1003	22,678,609	73.3%	10.7%	59,760	30.5%	—	*	5,644	7.1%

Jack H. Castle, Jr. (13)(14) 3834 Ella Lee Lane Houston, TX 77027	1,328,000	16.1%	*	—	*	—	*	—	*

Estate of Jack H. Castle, D.D.S. (14)(15) 5100 San Felipe, No. 392E Houston, TX 77056	974,000	11.8%	*	—	*	—	*	—	*

Loretta Castle (14)(15) 5100 San Felipe, No. 392E Houston, TX 77056	974,000	11.8%	*	—	*	—	*	—	*

Castle Interests, Ltd (14) 5100 San Felipe, No. 392E Houston, TX 77056	514,000	6.2%	*	—	*	—	*	—	*

Knight Securities, L.P.(16) 525 Washington Blvd. 23rd Floor Jersey City, NJ 07310	753,560	9.1%	*	—	*	—	*	—	*

	Common Stock			Series A-1 Stock		Series A-2 Stock		Series B Stock
Name and Address of Beneficial Owner	Amount	Percent of Class(ª)	Percent Upon Exercise(1)	Amount	Percent of Class	Amount	Percent of Class	Amount	Percent of Class
John A. Goodman, D.D.S. (17) 997 FM 2288 San Angelo, TX 76901	1,750,473	17.5%	*	9,582	4.9%	—	*	—	*

Dental Centers of America, Inc. Dental Administrators, Inc.(18) 27906 Copper Crest San Antonio, TX 78260	776,405	8.5%	*	4,250	2.2%	—	*	—	*

Soheil A. Soleimani, D.D.S. 818 No. Doheny Drive No. 604 Los Angeles, CA 90069	705,341	8.5%	*	—	*	—	*	—	*

Elliot Schlang, D.D.S. 240 18th Street Santa Monica, CA 90402	705,341	8.5%	*	—	*	—	*	—	*

Martin Schechter, D.D.S. 605 North Linden Drive Beverly Hills, CA 90210	705,341	8.5%	*	—	*	—	*	—	*

Jeffrey D. Schechter, D.D.S. 5517 Paradise Valley Road Hidden Hills, CA 91302	705,341	8.5%	*	—	*	—	*	—	*

ª	In accordance with Rule 13d-3 promulgated by the SEC under the Exchange Act, each person listed in this table is deemed to beneficially own shares of common stock issuable to such person upon exercise of options or warrants or upon conversion of convertible securities if such exercise or conversion may be effected within 60 days. However, shares of common stock issuable upon exercise or conversion of securities held by other persons are not deemed to be outstanding for purposes of determining the percentage of the class of voting securities held by such person. Consequently, because the number of shares of common stock issuable upon exercise or conversion of outstanding securities greatly exceeds the number of currently outstanding shares of common stock, a large number of the Company’s security holders are shown as holding more than 5% of the shares of common stock outstanding.

1.	Represents the percentage of common stock held upon the conversion into common stock of all outstanding shares of Series A-1 Stock (35,776,356 shares of common stock), all outstanding shares of Series B Stock (165,022,853 shares of common stock), and conversion of all shares of Series A-2 Stock issuable upon exercise of outstanding Series A-2 Warrants (2,006,595 shares of common stock), for an aggregate of 211,071,127 shares of common stock.

2.	Includes 250,066 shares of common stock issuable upon conversion of 120 shares of Series B Stock, options to acquire 37,500 shares of common stock issued to Getzler & Co., Inc. pursuant to the 1996 Castle Dental Centers, Inc. Omnibus Stock and Incentive Plan (the “1996 Plan”) which are held for the benefit of Mr. Glazer and are exercisable within 60 days. Also includes options to acquire 92,631 shares of common stock issued under the Castle Dental Centers, Inc. 2002 Stock Option Plan (the “2002 Plan”) which are exercisable within 60 days. Excludes options to acquire 369,178 shares of common stock issued under the 2002 Plan which are not exercisable within 60 days.

3.	Includes 969,006 shares of common stock issuable upon conversion of 465 shares of Series B Stock and options to acquire 92,631 shares of common stock issued under the 2002 Plan which are exercisable within 60 days. Excludes options to acquire 369,178 shares of common stock issued under the 2002 Plan which are not exercisable within 60 days.

4.	Includes 468,874 shares of common stock issuable upon conversion of 225 shares of Series B Stock and options to acquire 92,631 shares of common stock issued under the 2002 Plan which are exercisable within 60 days. Excludes options to acquire 369,178 shares of common stock issued under the 2002 Plan which are not exercisable within 60 days.

5.	Based upon Amendment No. 1 to Schedule 13D filed by Mr. Lobel and Sentinel on June 30, 2003 (the “Sentinel Schedule 13D”). Mr. Lobel is the managing member of Sentinel Managing Company II, LLC (“SCM”) and has dispositive and voting control of SCM. SCM is the general partner of Sentinel Partners II, L.P. (“Sentinel Partners”). Sentinel Partners is the general partner of Sentinel. Sentinel owns 63,408 shares of Series B Stock convertible into 132,134,987 shares of common stock within 60 days. Mr. Lobel may be deemed to share beneficial voting and investment power with respect to the Series B Stock owned by Sentinel.

6.	The Company, Mr. Fitzpatrick, Mr. Slack, Sentinel, GECC and Midwest are parties to the Stockholders Agreement pursuant to which each of the stockholders party thereto has agreed to vote the capital stock owned by it in favor of certain designees to the board of directors. Consequently, each of the parties to the Stockholders Agreement may be deemed to be a member of a group for purposes of Rule 13d-3 and share voting power, and consequentially beneficial ownership, of all such shares subject to the Stockholders Agreement. The securities subject to the Stockholders Agreement are shares of common stock and securities that are convertible into an aggregate of 191,974,806 shares of common stock, representing 91.8% the common stock outstanding or issuable upon conversion of securities currently outstanding. Each party to the Stockholders Agreement disclaims membership in a group or beneficial ownership in any shares held by any other party to the Stockholders Agreement.

7.	Includes 62,516 shares of common stock issuable upon conversion of 30 shares of Series B Stock and options to acquire 380,000 shares of common stock issued under the 2002 Plan which are exercisable within 60 days. Excludes options to acquire 570,000 shares of common stock issued under the 2002 Plan which are not exercisable within 60 days.

8.	Includes options to acquire 150,000 shares of common stock issued under the 1996 Plan and options to acquire 218,000 shares of common stock issued under the 2002 Plan, which are exercisable within 60 days. Excludes options to acquire 1,052,000 shares of common stock issued under the 2002 Plan, that are not exercisable within 60 days. Includes 552 shares of Series B Stock convertible into 1,150,304 shares of common stock within 60 days.

9.	Includes 31,258 shares of common stock issuable upon conversion of 15 shares of Series B Stock and options to acquire 100,000 shares of common stock issued under the 2002 Plan which are exercisable within 60 days. Excludes options to acquire 400,000 shares of common stock issued under the 2002 Plan which are not exercisable within 60 days.

10.	Includes options to acquire 1,163,365 of common stock, and 64,815 shares of Series B Stock convertible into 135,067,012 shares of common stock, all of which are exercisable within 60 days.

11.	Based on Amendment No. 1 to Schedule 13D filed with the SEC on May 15, 2003 by (i) Heller; (ii) GECC; (iii) General Electric Capital Services, Inc. (“GECS”); and (iv) General Electric Company (“GE” and, together with GECC and GECS, the “GE Parties”). The GE Parties may be deemed to beneficially own, and have shared voting and investment power with respect to the following securities: (a) 10,984 Series A-2 Warrants which are exercisable within 60 days (the Series A-2 Stock is convertible into 2,006,595 shares of common stock within 60 days); (b) 119,520 shares of Series A-1 Stock convertible into 21,834,324 shares of common stock within 60 days; and (c) 5,644 shares of Series B Stock convertible into 11,761,447 shares of common stock within 60 days, owned by GECC.

12.	Based on Amendment No. 1 to Schedule 13D filed with the SEC on May 15, 2003 by (i) Midwest; (ii) ABN AMRO Mezzanine Management II, L.P., the general partner of Midwest (the “GP/LP”); (iii) ABN AMRO Mezzanine Management II, Inc., the general partner of the GP/LP (the “Corporate GP”); (iv) LaSalle Bank Corporation, the owner of all the outstanding capital stock of the Corporate GP (“LaSalle Bank Corp.”); (v) ABN AMRO North America Holding Company, the owner of all the outstanding capital stock of LaSalle Bank Corp. (“AANA Holding”); (vi) ABN AMRO Bank N.V., the owner of all the outstanding capital stock of AANA Holding (“ABN AMRO Bank”); and (vii) ABN AMRO Holding N.V., the owner of all the outstanding capital stock of ABN AMRO Bank (“ABN AMRO Holding” and together with Midwest, GP/LP, Corporate GP, LaSalle Bank Corp, AANA Holding and ABN AMRO Bank, the “Midwest Parties”). The Midwest Parties may be deemed to have beneficial ownership of, and have shared voting and investment power with respect to the following securities: 59,760 shares of Series A-1 Stock convertible into 10,917,162 shares of common stock within 60 days and 5,644 shares of Series B Stock convertible into 11,761,447 shares of common stock within 60 days owned by Midwest.

13.	Based on a Schedule 13G filed with the SEC on March 4, 1998 by Jack H. Castle, Jr., the Estate of Jack H. Castle, D.D.S., Loretta Castle, and Castle Interests, Ltd. (the “Castle 13G”). Includes 714,000 shares held by the Castle 1995 Gift Trust f/b/o Jack H. Castle, Jr., of which Mr. Castle is Trustee.

14.	Based on the Castle 13G. Includes 514,000 shares of common stock owned of record by Castle Interest, Ltd., a Texas limited partnership of which the Estate of Jack H. Castle, D.D.S., Loretta Castle and Jack H. Castle, Jr. are the three general partners. Jack H. Castle, Jr., the Estate of Jack H. Castle, D.D.S. and Loretta Castle all have shared voting and investment power, and Castle Interests, Ltd. has sole voting and investment power, with respect to the 514,000 shares of common stock held by Castle Interests, Ltd. The general partners of Castle Interests, Ltd. cannot act to vote or dispose of shares of common stock held by Castle Interests, Ltd. without the unanimous vote of all of the general partners. Loretta Castle is the widow of Jack H. Castle, D.D.S. and the mother of Jack H. Castle, Jr.

15.	Based on the Castle 13G. The Estate of Jack H. Castle, D.D.S. and Loretta Castle have shared voting and investment power with respect to these shares. Includes 103,000 shares of common stock held jointly by the Estate of Jack H. Castle, D.D.S. and Loretta Castle.

16.	Based on a Schedule 13G filed with the SEC on November 8, 2002.

17.	Includes 9,582 shares of Series A-1 Stock convertible into 1,750,473 shares of common stock within 60 days.

18.	Includes 2,698 and 1,552 shares of Series A-1 Stock held by Dental Centers of America, Inc. and Dental Administrators, Inc., respectively, convertible into 776,405 shares of common stock within 60 days.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,708,327	$0.2865	7,846,791
Equity compensation plans not approved by security holders	—	—	22,116,497
Total	7,708,327	$0.2865	29,963,288

The Company has granted 261,400 options under the 1996 Plan and 7,440,427 options under the 2002 Plan. No further options will be granted under the 1996 Plan.

The 2002 Plan was adopted on July 17, 2002 by the Board of Directors of the Company. Pursuant to the 2002 Plan, 15,287,218 shares of Common Stock were initially reserved for issuance. At the Company’s annual stockholders meeting held on January 8, 2003, the Company’s stockholders approved the adoption of the 2002 Plan. On July 9, 2003, the Company’s board of directors amended to 2002 Plan to increase the number of shares issuable thereunder from 15,287,218 to 37,403,715. The Company’s stockholders have not yet approved this amendment to the 2002 Plan.

At March 30, 2004, substantially all of the Company’s officers, employees and directors were eligible to participate in the 2002 Plan. The Company does not have any specific plans with respect to future awards under the 2002 Plan at this time.

Administration. The 2002 Plan is administered by a plan administrator (the “2002 Plan Administrator”) which may be either (i) the Board of Directors of the Company; (ii) any duly constituted committee of the Board of Directors; or (iii) any duly authorized officer or officers of the Company. To date, the Compensation Committee of the Board of Directors has served as the 2002 Plan Administrator. The 2002 Plan Administrator has sole authority to make regulations and guidelines for and to interpret the 2002 Plan. The 2002 Plan Administrator also has sole power to make awards under the 2002 Plan, to designate participants in the 2002 Plan and to impose limitations upon awards under the 2002 Plan.

Eligibility. All directors, executive officers, key employees and consultants of the Company and certain of its subsidiaries who have the capability of making a substantial contribution to the success of the Company are eligible to participate in the 2002 Plan.

Shares Subject to 2002 Plan. Currently, not more than 37,403,715 shares of Common Stock may be distributed in accordance with the terms of the 2002 Plan. In addition, the number of shares is subject to adjustment in the event of certain dilutive changes in the number of outstanding shares. The Company issues authorized but unissued shares under the 2002 Plan. Any shares subject to an award which are not used because the terms and conditions of the award are not met may again be used for an award under the 2002 Plan.

Transferability. Rights under any award generally may not be transferred except by will or the laws of descent and distribution provided that the Plan Administrator may, in its discretion, authorize all or a portion of the stock options (other than incentive stock options) to be granted on terms which permit transfer by the optionee to a trust or trusts for the exclusive benefit of the optionee’s children, stepchildren, grandchildren, parents, stepparents, grandparents, or spouse, including adoptive relationships, provided that:

•	such trust or trusts must be controlled by the optionee,

•	there may be no consideration for any such transfer,

•	the option agreement pursuant to which stock options are granted must be approved by the Plan Administrator, and must expressly provide for transferability, and

•	subsequent transfers will be prohibited except by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order.

Amendment of the 2002 Plan. The 2002 Plan may be amended by the Board of Directors without the consent of the stockholders except that any amendment, though effective when made, will be subject to stockholder approval if required by any federal or state law or regulation or by the rules of any stock exchange or automated quotation system on which the Common Stock may then be listed or quoted. In addition, no modification of an award can impair the rights of a holder of an outstanding award under the 2002 Plan without such holder’s consent.

Change in Control. In the event of certain changes in control of the Company, the 2002 Plan Administrator may at its discretion do any or all of the following:

•	accelerate any time periods relating to exercise or realization of the award;

•	cause the awards to be assumed by the successor corporation; or

•	cancel all outstanding options as of the effective date of the change in control, provided that each holder has the right to exercise such option in full for at least 30 days prior to the change in control.

Stock Options. A grant of a stock option entitles a participant to purchase from the Company a specified number of shares of Common Stock at a specified price per share. At the discretion of the 2002 Plan Administrator, stock options may be granted as non-qualified stock options or incentive stock options, but incentive stock options may only be granted to executive officers and other employees of the Company or a subsidiary. In addition, incentive stock options may not be granted to any owner of 10% or more of the total combined voting power of the Company and its subsidiaries. Incentive stock options shall be subject to any terms and conditions as the 2002 Plan Administrator deems necessary or desirable in order to qualify as an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). No incentive stock options shall be awarded after the tenth anniversary of the effective date of the 2002 Plan.

The purchase price per share of Common Stock subject to an option is 100% of the fair market value of a share of Common Stock at the time such option is granted or, in the case of non-qualified stock options, as otherwise fixed by the 2002 Plan Administrator. Upon exercise, payment for shares of Common Stock acquired on exercise of a stock option may be made in cash, in shares of the Common Stock, or a combination thereof, as the 2002 Plan Administrator may determine.

Stock options are subject to such vesting schedule as determined by the 2002 Plan Administrator and are not exercisable prior to six months from the date of grant unless, in the case of non-qualified stock options, a shorter period is provided by the 2002 Plan Administrator or other section of the 2002 Plan. No incentive stock option may be exercised later than ten years after the date of grant. Generally, options are exercisable only while the participant is an employee of the Company. Options remain exercisable for limited periods of time however, following termination of employment because of death, retirement or permanent disability.

Item 13.	Certain Relationships and Related Transactions

On May 15, 2003, the Company entered into the 2003 Restructuring. As of May 14, 2003, the Company had $46.7 million outstanding under the Old Credit Agreement. In addition, at May 14, 2003, the Company had outstanding $1.9 million in principal and interest under Senior Notes due Heller (a subsidiary of GECC), Midwest and the Company’s Chief Executive Officer at the time, James M. Usdan. Pursuant to the Restructuring:

•	The lenders under the Old Credit Agreement, excluding GECC, accepted payment of approximately $16.4 million in full satisfaction of $38.3 million in principal and $2.0 million in fees that the Company owed the Senior Secured Lenders.

•	The Company entered into the Credit Agreement with GECC, as agent, which includes a $12.5 million term loan and a $3.5 million revolving line of credit. Borrowings under the Credit Agreement include approximately $8.4 million owed to GECC under the Old Credit Agreement, which amount was rolled over to the Credit Agreement.

•	The Company entered into the Purchase Agreement with Sentinel, GECC (as successor to Heller), Midwest, James M. Usdan and others. Pursuant to this agreement, the Company issued $7.0 million in Subordinated Notes and issued 79,190 shares of Series B Stock. Set forth below is a summary of the amount of securities purchased under the Purchase Agreement and the consideration paid therefor by each holder of capital stock of the Company entitled to cast more than 10% of the votes at any meeting of the stockholders, and by each of the Company’s directors and Named Executive Officers:

Consideration
Purchaser	Securities Acquired	Amount of Securities	Cash		Senior Notes	Common Warrants

Sentinel Capital Partners II, L.P.	Series B Stock Subordinated Notes	$55,386 6,461,700	$ $	5,538,600 6,461,700	— —	— —

General Electric Capital Corporation	Series B Stock	5,644		—	$564,430	5,286,489

Midwest Mezzanine Fund II, L.P.	Series B Stock	5,644		—	$564,430	5,286,489

James M. Usdan	Series B Stock Subordinated Notes	$8,022 14,000	$ $	12,000 14,000	$790,203 —	7,401,084 —

John M. Slack	Series B Stock Subordinated Notes	$552 64,400	$ $	55,200 64,400	— —	— —

Joseph P. Keane	Series B Stock Subordinated Notes	$30 3,500	$ $	3,000 3,500	— —	— —

Tim S. Tiffin	Series B Stock Subordinated Notes	$15 1,750	$ $	1,500 1,750	— —	— —

Frank A. Baynham	Series B Stock Subordinated Notes	$225 26,250	$ $	22,500 26,250	— —	— —

Ira Glazer	Series B Stock Subordinated Notes	$120 14,000	$ $	12,000 14,000	— —	— —

Edward L. Kuntz	Series B Stock Subordinated Notes	$465 54,250	$ $	46,500 54,250	— —	— —

Total				$12,331,150	$1,919,063	17,974,062

The issuance and sale of the Series B Stock and the Subordinated Notes under the Purchase Agreement were subject to a number of conditions precedent, including the following:

•	the execution and delivery of a new employment agreement with Mr. Usdan;

•	the repayment of the lenders other than GECC under the Old Credit Agreement;

•	the termination of the Stockholders Agreement dated as of July 19, 2002, by and among the Company, Heller, Midwest, the Sellers and Mr. Usdan;

•	the termination of Heller’s, Midwest’s, the Sellers’ and Mr. Usdan’s rights under the Registration Rights Agreement dated as of July 19, 2002, by and among the Company, Heller, Midwest, the Sellers, Mr. Usdan and certain of the Company’s other stockholders; and

•	the termination of the Investors Agreement dated as of July 19, 2002, by and among the Company, Heller, Midwest and Mr. Usdan.

On June 20, 2003, Sentinel acquired all of the Series B Stock and Subordinated Notes acquired by Mr. Usdan pursuant to the Purchase Agreement. In addition, the Company acquired all of Mr. Usdan’s Company common stock and his options were cancelled.

Stockholders Agreement

The Company also entered into a Stockholders Agreement, dated May 15, 2003, with Sentinel, GECC, Midwest, Mr. Fitzpatrick, Mr. Slack and Mr. Usdan (the “Stockholders Agreement”). The Stockholders Agreement governs the transfer of Company securities held by the parties to the Stockholders Agreement and prohibits the Company from engaging in financing and other transactions without the consent of a majority of the Company’s securities held by Sentinel on the date of the Stockholders Agreement (“Sentinel Shares”). In addition, the Stockholders Agreement requires that the number of directors on the Company’s board of directors be increased from five to seven. Each share of Series B Stock issued in connection with the Restructuring is currently convertible into approximately 2,083.89 shares of common stock and votes with the common stock and Series A-1 Stock on an as-converted basis. Each share of Series A-1 Stock is currently convertible into approximately 182.68 shares of common stock and votes with the common stock and Series B Stock on an as-converted basis. As of the record date, there were 8,265,323 shares of common stock, 195,838 Shares of Series A-1 Stock, no shares of Series A-2 Stock, and 79,190 shares of Series B Stock outstanding entitled to cast, in the aggregate, 209,064,532 votes at any meeting of the Company’s stockholders. As of the record date, the following parties to the Stockholders Agreement held the following equity securities, holding the right to cast the following number of votes, which constitute the following percentage of total votes entitled to be cast at any meeting of the Company’s stockholders:

Name	Securities Held	Number of Shares	Votes Entitled to be Cast	Percentage of Total Votes
Sentinel Capital Partners II, L.P.	Series B Stock	63,408	132,134,987	63.2%
General Electric Capital Corporation	Series B Stock	5,644	11,761,447
	Series A-1 Stock	119,520	21,834,324	16.1%
Midwest Mezzanine Fund II, L.P.	Series B Stock	5,644	11,761,447
	Series A-1 Stock	59,760	10,917,162	10.8%
Thomas P. Fitzpatrick	Series B Stock	1,152	2,400,635	1.1%
John M. Slack	Series B Stock	552	1,150,304
	Common Stock	14,500	14,500	0.5%

Total:			191,974,806	91.8%

There were two closings under the Purchase Agreement, May 15, 2003 and September 30, 2003. All of the persons who purchased Series B Stock on September 30, 3003, also became parties to the Stockholders Agreement (the “Subsequent Parties”), but are not obligated to vote in accordance with the terms therewith. The parties to the Stockholders Agreement other than the Subsequent Parties (the “Original Parties”) have agreed to vote all of the capital stock owned by them in favor of certain designees to the Company’s board of directors. Because the Original Parties hold a majority of the voting power of the Company’s outstanding securities, all of the Company’s directors are selected pursuant to the Stockholders Agreement. Pursuant to the Stockholders Agreement, holders of a majority of the Sentinel Shares are entitled to designate four directors to the Company’s board of directors, holders of a majority of the shares of Company securities subject to the Stockholders Agreement, other than the Sentinel Shares, are entitled to designate two directors to the Company’s board of directors, and the Company’s Chief Executive Officer is entitled to serve as a director. At the closing of the Restructuring: (a) Sentinel designated David S. Lobel, Mr. Fitzpatrick, Paul F. Murphy, and Edward Kuntz, an existing director, as directors; (b) the holders of a majority of the Company’s securities subject to the Stockholders Agreement other than Sentinel designated Frank A. Baynham and Ira Glazer, two existing directors, as directors; and (c) James M. Usdan, the Chief Executive Officer, continued in his position as a director. In accordance with the requirements of Section 14(f) of the Exchange Act of 1934 (the “Exchange Act”) and Rule 14f-1 thereunder, the new directors designated by Sentinel (the “Sentinel Designees”) were to take office on June 21, 2003, the tenth day following the mailing of an information statement to the Company’s stockholders.

On June 13, 2003, Mr. Usdan, President, Chief Executive Officer, and a member of the Company’s board of directors, resigned from all of his positions as an officer and director. Mr. Slack, the Company’s Senior Vice President and Chief Administrative Officer was appointed as interim Chief Executive Officer. On June 19, 2003, Mr. Fitzpatrick informed the Company that he could not become a member of the Company’s board of directors on June 21, 2003, when the other Sentinel Designees were to become members of the Company’s board of directors. Accordingly, since June 21, the Company’s board of directors consists of Messrs. Kuntz, Baynham, Glazer, Lobel and Murphy, the position reserved for the Chief Executive Officer is vacant and one of the positions to which Sentinel is entitled designate a director is vacant. Sentinel has the right to designate a fourth director to the board at any time. While Sentinel has not designated an additional director at this time, it may do so at any time in the future.

The Stockholders Agreement provides that the following actions require the approval of holders of a majority of the Sentinel Shares:

•	amending the terms of the Series B Stock, issuing any capital stock that ranks senior or pari passu to the Series B Stock, or entering into any agreement that would restrict the Company’s ability to comply with the terms of the Series B Stock;

•	issuing any convertible securities other than currently outstanding convertible securities or options issued pursuant to the 2002 Plan;

•	paying dividends with respect to any of the Company’s securities held by parties to the Stockholders Agreement;

•	amending the Company’s Certificate of Incorporation or Bylaws;

•	materially amending the Company’s Credit Agreement;

•	entering into any transaction that results in the sale of substantially all of the Company’s assets or in any person or entity, other than Sentinel, becoming the beneficial owner of more than 50% of the Company’s voting securities;

•	incurring more than $1 million in indebtedness not approved in an annual budget by the board of directors;

•	voluntarily liquidating the Company;

•	acquiring an interest or making an investment in any company or business;

•	entering into or amending any agreements, other than compensation agreements, with any person holding at least 2% of the Company’s common stock;

•	terminating the employment of any senior executive officer.

In the event that the board of directors and Sentinel, as long as Sentinel owns a majority of the Sentinel Shares, approves a Sale of the Company (an “Approved Sale”), all of the parties to the Stockholders Agreement have agreed to consent to such Sale of the Company, and if required, sell their Company securities pursuant to such transaction. In the event of an Approved Sale, each party to the Stockholders

Agreement has agreed to receive in exchange for the capital stock held by such stockholder the same portion of the aggregate consideration from such sale or exchange that such stockholder would have received if such aggregate consideration had been distributed by the Company in complete liquidation pursuant to the rights and preferences set forth in the Company’s Certificate of Incorporation. For purposes of the Stockholders Agreement a “Sale of the Company” is defined as transaction that results in the sale of substantially all of the Company’s assets or that results in the holders of the Company’s common stock, on a fully diluted basis, immediately prior to such transaction owning less than 50% of the Company’s common stock, on a fully diluted basis, following such transaction.

The Stockholders Agreement further provides that if a majority of the Series B Stock is converted into common stock, all of the parties to the Stockholders Agreement will immediately convert all Series A-1 Stock, Series A-2 Stock and Series B Stock held by such parties into common stock.

The Company has also granted preemptive rights to the parties to the Stockholders Agreement permitting such persons to participate in any offering of the Company’s equity securities pursuant to the terms of such offering in an amount that will permit each such person to retain its same percentage interest in the Company’s capital stock. The preemptive rights granted by the Company are inapplicable to issuances to officers, directors and employees, to issuances made by the Company in connection with the acquisition of another business entity, or if the holders of a majority of the Sentinel Shares designate preemptive rights to be inapplicable to such issuance.

No party to the Stockholders Agreement may sell, transfer, assign, pledge or otherwise dispose of (a “Transfer”) (whether with or without consideration and whether voluntarily or involuntarily or by operation of law) any interest in such party’s equity securities in the Company, except (i) subject to “tag-along” rights in favor of each other party to the Stockholders Agreement, (ii) in a Public Sale (as defined below), (iii) pursuant to an Approved Sale (as described above), or (iv) to a Permitted Transferee. “Public Sale” means any sale to the public pursuant to an offering registered under the Securities Act or to the public effected through a broker, dealer or market maker pursuant to the provisions of Rule 144 under the Securities Act. Permitted Transferees include: (i) other parties to the Stockholders Agreement, (ii) any descendent by will or intestate transfer and any member of such Stockholder’s Family Group (as defined in the Stockholders Agreement), or (iii) in the case of an entity, (x) its affiliates, partners or employees, or consultants, or (y) any of the Company’s employees, directors or affiliates. Since all of the parties to the Stockholders Agreement will receive the same consideration for their voting stock in the merger, the merger is permitted by the Stockholders Agreement.

Registration Rights Agreement

On May 15, 2003, the Company entered into a Registration Rights Agreement with Sentinel, GECC, Midwest, Mr. Fitzpatrick, Mr. Slack and Mr. Usdan (the “Registration Rights Agreement”). The Registration Rights Agreement obligates the Company to register for resale with the Securities and Exchange Commission (the “SEC”) the common stock issuable upon conversion of the Company’s equity securities held by the parties to the Registration Rights Agreement upon request by the parties thereto. The holders of a majority of the securities issued to Sentinel pursuant to the Purchase Agreement can require the Company to file up to four registration statements registering the shares subject to the Registration Rights Agreement with the SEC. In addition, the parties to the Registration Rights Agreement are granted “piggy-back” rights to register such common stock on any registration statements filed by the Company for the purpose of publicly offering securities.

Management Agreement

The Company and Sentinel also entered into a Management Agreement, dated May 15, 2003 (“Sentinel Management Agreement”), in connection with Sentinel’s acquisition of securities pursuant to the Purchase Agreement. The Sentinel Management Agreement obligates Sentinel to provide strategic financial planning, advisory and consulting services related to the selection of independent auditors, legal counsel and investment bankers, as well as other consulting services. In the event that Sentinel provides financial advisory services related to acquisitions and divestitures, hiring of executive personnel, refinancings, or sales of stock, Sentinel will be entitled to additional compensation. In connection with 2003 Restructuring, Sentinel was paid a fee in the amount of $580,000 for services rendered in negotiating the agreement.

The Sentinel Management Agreement required the Company to pay Sentinel a $485,000 consulting fee, plus expenses, in connection with the acquisition of securities pursuant to the Purchase Agreement. The annual consulting fee payable to Sentinel pursuant to the Sentinel Management Agreement is $275,000. The consulting fee increases to $300,000 per year after the date that the Company’s EBITDA (as defined in the Credit Agreement) exceeds $10 million for the preceding twelve months. If Sentinel holds less than 50% of the shares of common stock held by Sentinel on a fully diluted basis as of the date of the Sentinel Management Agreement, the fees payable to Sentinel will be prorated based on the number of fully diluted shares of common stock held by Sentinel on such date.

In September 2003, the Company acquired 615,033, 121,708, and 176,502 shares of Common Stock from Delaware State Employees’ Retirement Fund, Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc. and Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc. for $.12 per share in cash.

On May 15, 2003, the Company entered into a five-year employment agreement with Mr. Usdan, replacing the employment agreement with Mr. Usdan entered into on July 19, 2002. The employment agreement provided that Mr. Usdan be elected as a member of the Board of Directors as long as he is the Chief Executive Officer. The employment agreement provided for a base annual salary of $375,000. Mr. Usdan was eligible for an annual bonus determined by the Compensation Committee based upon the achievement of performance objectives to be established by the Compensation Committee. Mr. Usdan was entitled to reimbursement of expenses, and to participate in all benefit, incentive, insurance, disability and other similar plans provided by the Company. On June 13, 2003, the Company entered into a General Release and Severance Agreement (“Severance Agreement”) with Mr. Usdan whereby the Company agreed to pay him the following amounts owed under his employment agreement: (a) $18,000 for two and one-half weeks accrued but unused vacation; (b) a $30,000 bonus earned in connection with the Restructuring; (c) $53,250 in earned deferred salary from 2002; and (d) for up to $5,000 in expenses for which he was entitled to reimbursement. In addition, the Company agreed from June 14, 2003 through June 13, 2004 to pay Mr. Usdan as severance payments $31,250.00 per month. If the Company elects to extend the term of his non-compete covenant, the Company must pay Mr. Usdan $31,250.00 per month from June 14, 2004 through June 13, 2005.

Pursuant to the Severance Agreement, Mr. Usdan agreed to waive all claims he might have against the Company and he surrendered all stock options previously granted to him. He also agreed to the termination of all of his rights under his Employment Agreement, the Purchase Agreement, the Stockholders Agreement and the Registration Rights Agreement. Pursuant to a separate Securities Purchase Agreement executed on June 13, 2003: (a) Mr. Usdan sold to Sentinel 8,022 shares of Series B Preferred Stock and $14,000 in Notes for an aggregate purchase price of $726,000 in cash; and (b) Mr. Usdan sold to the Company 90,000 shares of Common Stock for a purchase price of $11,780 in cash.

Item 14.	Principal Accountant Fees and Services

Fees Paid to Independent Public Accountants

The Audit Committee has reviewed the audit and non-audit fees that the Company has paid to the independent public accountants for purposes of considering whether such fees are compatible with maintaining the auditor’s independence.

Audit Fees. Fees for services rendered by PricewaterhouseCoopers LLP for the reviews of Forms 10-Q and for the audits of the financial statements of the Company were $245,700 for 2002 and $291,000 for 2003.

Audit-Related Fees. The aggregate fees billed for all audit-related services rendered by PricewaterhouseCoopers LLP to the Company consisted of $40,800 of fees for 2002 and $30,900 for 2003.

Specific services for the Company in both years include consultations, financial accounting and reporting standards.

Tax Related Fees. Aggregate fees billed for all tax related services rendered by PricewaterhouseCoopers LLP to the Company consisted of $107,700 in 2002 and $141,000 in 2003.

The Audit Committee has adopted a pre-approval policy regarding audit and non-audit fees. The policy provides that the Audit Committee is to pre-approve the audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence. The services to be pre-approved under the policy include annual audit services provided by the independent auditor, services which are reasonably related to the performance of the review or audit of the Company’s financial statements by the independent auditor, tax services and all other related services. The Audit Committee periodically establishes pre-approval levels for all services to be provided by the independent auditor under the policy. Any proposed services which exceed these pre-approval levels require specific pre-approval by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements

The following financial statements and the Report of Independent Auditors are filed as a part of this report on the pages indicated:

(a) (2) Financial Statement Schedules

The following Financial Statement Schedule and the Report of Independent Auditors on Financial Statement Schedule are included in this report on the pages indicated:

Page

Report of Independent Auditors on Financial Statement Schedule.	S-1

Financial Statement Schedule II — Valuation and Qualifying Accounts	S-2

All other schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Code of Ethics.	A-1

(a) (3) Exhibits

The exhibits to this report, other than the Code of Ethics, have been included only with the copies of this report filed with the Commission. Copies of individual exhibits will be furnished to stockholders upon written request to the Company and payment of a reasonable fee.

(b) Reports on Form 8-K

Current Report on Form 8-K filed November 13, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on March 30, 2004.

CASTLE DENTAL CENTERS, INC.

By:	/s/ JOHN M. SLACK

John M. Slack Interim Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned, directors and officers of Castle Dental Centers, Inc. (“Company”), do hereby severally constitute and appoint John M. Slack and Joseph P. Keane and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the securities exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN M. SLACK John M. Slack	Interim Chief Executive Officer	March 30, 2004

/s/ JOSEPH P. KEANE Joseph P. Keane	Senior Vice-President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/s/ DAVID S. LOBEL David S. Lobel	Director	March 30, 2004

/s/ PAUL F. MURPHY Paul F. Murphy	Director	March 30, 2004

/s/ FRANK A. BAYNHAM Frank A. Baynham	Director	March 30, 2004

/s/ IRA GLAZER Ira Glazer	Director	March 30, 2004

/s/ EDWARD L. KUNTZ Edward L. Kuntz	Director	March 30, 2004

CASTLE DENTAL CENTERS, INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Castle Dental Centers, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows present fairly in all material respects, the financial position of Castle Dental Centers, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our report, dated April 4, 2003, identified that substantial doubt existed about the Company’s ability to continue as a going concern. The Company has completed steps during 2003 to reduce its debt service requirements and to improve its operating results, which has alleviated that doubt for 2004. See Notes 2 and 3 for a discussion of the Company’s liquidity situation.

PricewaterhouseCoopers LLP

March 30, 2004

CASTLE DENTAL CENTERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,522	$513
Patient receivables, net of allowance for uncollectible accounts of $16,946 and $19,632 in 2002 and 2003, respectively	6,362	6,130
Unbilled patient receivables, net of allowance for uncollectible accounts of $703 and $643 in 2002 and 2003, respectively	2,650	2,409
Prepaid expenses and other current assets	1,438	1,048

Total current assets	11,972	10,100

Property and equipment, net	11,273	9,194
Intangibles, net	14,900	14,846
Deferred income taxes	—	5,618
Other assets	2,811	1,816

Total assets	$40,956	$41,574

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Revolving line of credit	$—	$379
Current portion of long-term debt	2,276	1,510
Accounts payable, trade	2,937	2,322
Accrued liabilities	8,499	8,272
Deferred income taxes	—	1,056

Total current liabilities	13,712	13,539

Long-term debt, net of current portion	47,219	17,600
Other long-term liabilities	1,935	—
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock, $0.001 and $0.000001 par value at December 31, 2002 and 2003, respectively, 1,000,000 shares authorized, 211,282 and 195,838 shares Series A-1 issued and outstanding at December 31, 2002 and 2003, respectively and 79,190 shares of Series B issued and outstanding at December 31, 2003	—	—
Common stock, $0.001 and $0.000001 par value at December 31, 2002 and 2003, respectively, 250,000,000 shares authorized, 6,417,206 and 8,265,323 shares issued and outstanding at December 31, 2002 and 2003, respectively	6	—
Additional paid-in capital	46,575	53,178
Deferred compensation	—	(356)
Accumulated deficit	(68,491)	(42,387)

Total stockholders’ equity (deficit)	(21,910)	10,435

Total liabilities and stockholders’ equity (deficit)	$40,956	$41,574

The accompanying notes are an integral part of the consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2001	2002	2003
Net patient revenues	$97,924	$100,866	$93,889
Expenses:
Dentist salaries and other professional costs	27,091	29,376	27,634
Clinical salaries	19,956	21,698	18,554
Dental supplies and laboratory fees	11,760	11,607	10,342
Rental and lease expense	6,433	5,969	5,882
Advertising and marketing	3,283	2,625	2,892
Depreciation and amortization	6,593	3,614	3,088
Other operating expenses	8,016	7,889	7,204
Bad debt expense	4,948	4,751	3,864
General and administrative	11,291	10,217	10,250
Restructuring costs and other charges	2,329	4,256	835
Asset impairment	2,929	3,356	—

Total expenses	104,629	105,358	90,545

Operating income (loss)	(6,705)	(4,492)	3,344
Interest expense	7,960	5,627	3,206
Other (income) / expense	(68)	(33)	52
Gain on early extinguishment of debt	—	(17,334)	(21,856)

Income (loss) before benefit for income taxes and cumulative effect of change in accounting principle	(14,597)	7,248	21,942
Benefit for income taxes	—	(161)	(4,162)

Income (loss) before cumulative effect of change in accounting principle	(14,597)	7,409	26,104
Cumulative effect of change in accounting principle, net of tax	(250)	(37,000)	—

Net income (loss)	$(14,847)	$(29,591)	$26,104

Income (loss) per common share, basic and diluted:
Income (loss) before cumulative effect of change in accounting principle	$(2.27)	$0.20	$0.16
Cumulative effect of change in accounting principle	(0.04)	(0.99)	—

Net income (loss)	$(2.31)	$(0.79)	$0.16

Weighted average number of common and common equivalent shares outstanding
Basic	6,417	37,202	159,078

Diluted	6,417	37,202	162,559

The accompanying notes are an integral part of the consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compen- sation	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2001	—	$—	6,417,206	$6	$42,086	$—	$(24,053)	$18,039
Net loss	—	—	—	—	—	—	(14,847)	(14,847)

Balance, December 31, 2001	—	—	6,417,206	6	42,086	—	(38,900)	3,192
Issuance of preferred stock	211,282	—	—	—	3,840	—	—	3,840
Issuance of warrants	—	—	—	—	649	—	—	649
Net loss	—	—	—	—	—	—	(29,591)	(29,591)

Balance, December 31, 2002	211,282	—	6,417,206	6	46,575	—	(68,491)	(21,910)
Change in common stock par value	—	—	—	(6)	6	—	—	—
Issuance of series B preferred stock, net of issuance costs	79,190	—	—	—	6,951	—	—	6,951
Purchase and cancellation of warrants	—	—	—	—	(625)	—	—	(625)
Purchase and cancellation of Company common stock	—	—	(973,243)	—	(117)	—	—	(117)
Conversion of Series A-1 to common stock	(15,444)	—	2,821,360	—	—	—	—	—
Issuance of stock options below fair market value	—	—	—	—	388	(388)	—	—
Amortization of deferred compensation	—	—	—	—	—	32	—	32
Net income	—	—	—	—	—		26,104	26,104

Balance, December 31, 2003	275,028	$—	8,265,323	$—	$53,178	$(356)	$(42,387)	$10,435

The accompanying notes are an integral part of the consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(14,847)	$(29,591)	$26,104
Adjustments:
Provisions for bad debts	4,948	4,751	3,864
Depreciation and amortization	6,593	3,614	3,088
Deferred income taxes	—	—	(4,562)
Amortization of loan cost	567	745	562
Accretion of debt discount	—	62	55
Asset impairment	2,929	3,356	—
Interest paid-in kind	—	—	857
Amortization of stock option compensation	—	—	32
Cumulative effect of change in accounting principle	250	37,000	—
Gain on early extinguishment of debt	—	(17,334)	(21,856)
Loss on disposal of property and equipment	—	—	5
Changes in operating assets and liabilities:
Patient receivables	(867)	(6,317)	(3,692)
Unbilled patient receivables	104	165	289
Prepaid expenses and other current assets	521	(65)	390
Other assets	614	31	(44)
Accounts payable trade	526	(176)	(690)
Accrued liabilities	3,100	1,434	(82)

Net cash provided by (used in) operating activities	4,438	(2,325)	4,320

Cash flows used in investing activities:
Capital expenditures	(910)	(873)	(980)
Proceeds from sale of property and equipment	—	296	—

Net cash used in investing activities	(910)	(577)	(980)

Cash flows from financing activities:
Proceeds from debt	—	1,700	12,383
Repayment of debt	(358)	(565)	(19,804)
Proceeds from issuance of Series B Preferred Stock	—	—	6,000
Repurchase warrants issued to acquire Series A Preferred Stock	—	—	(550)
Purchase Company common stock	—	—	(117)
Debt and equity issuance costs	(92)	(690)	(2,261)

Net cash provided by (used in) financing activities	(450)	445	(4,349)

Net change in cash and cash equivalents	3,078	(2,457)	(1,009)
Cash and cash equivalents, beginning of period	901	3,979	1,522

Cash and cash equivalents, end of period	$3,979	$1,522	$513

The accompanying notes are an integral part of the consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Corporate Organization and Basis of Presentation

The Company provides administrative and management services, non-healthcare personnel, facilities and equipment to certain professional corporations in Texas, Florida, California and Tennessee (“affiliated dental practices”) under long-term management services agreements.

The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements (“Management Services Agreements”) with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, upon the occurrence of certain events, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost (“nominee arrangements”). At December 31, 2003, all of the affiliated dental practices were owned by dentists with whom the Company had a nominee arrangement. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed dental professionals. The Management Services Agreements have initial terms of twenty-five years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except from professional corporations located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of net patient revenues; and, (iii) a performance fee equal to the net patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated dental practice and (ii) a management fee in an amount of 30.0% of net patient revenues; plus a bonus equal to 30.0% of net patient revenues in excess of average monthly net patient revenues over the prior two-year period. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

Revenue Recognition

Net patient revenues represent the estimated realizable amounts to be received from patients, third-party payors and others for services rendered by affiliated dentists. They are reported at established rates reduced by contracted amounts based on agreements with patients, third party payers and others obligated to pay for service rendered. Patient revenues from general dentistry are recognized as the services are performed. Patient revenues from orthodontic services are recognized in accordance with the proportional performance method. Under this method, revenue is recognized as services are performed under the terms of contractual agreements with each patient. Approximately 25% of the services are performed in the first month with the remaining services performed and recognized over the remainder of the contract. Billings under each contract, which average approximately 26 –30 months, are made equally throughout the term of the contract, with final payment at the completion of the treatment.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net patient revenues include amounts received from capitated managed care contracts that the Company negotiates on behalf of its affiliated dental practices. Under capitated contracts the affiliated dental practice receives a predetermined amount per patient per month in exchange for providing certain covered services to members of the plan. Usually, the capitated plans also provide for supplemental payments and/or co-payments by members for certain higher cost procedures. These contracts typically result in lower average fees for services than the usual and customary fees charged by the Company’s affiliated dental practices and may, in certain instances, expose the Company to losses on contracts where the total revenues received are less than the costs of providing such dental care. The Company generally bears the risk of such loss because it consolidates the financial results of its affiliated dental practices. However, most of these contracts are cancelable by either party on 30 to 90 days written notice thereby reducing the risk of long-term adverse impact on the Company. Fees from capitated contracts totaled $9.6 million, $9.2 million and $8.2 million in 2001, 2002 and 2003, respectively, including supplemental payments and excluding co-payments by members. One managed care contract with a national insurance company accounted for $7.2 million in revenues ($3.6 million in capitation payments and $3.6 million in patient co-payments) in 2001, equal to 7.4% of total net patient revenues. This managed care contract accounted for $7.2 million in revenues ($3.3 million in capitation payments and $3.9 million in patient co-payments) in 2002, equal to 7.1% of total net patient revenues. This managed care contract accounted for $6.5 million in revenues ($2.8 million in capitation payments and $3.7 million in patient co-payments) in 2003, equal to 6.9% of total net patient revenues. The Company periodically evaluates its capitated managed care contracts by comparing the average reimbursement per procedure plus the total capitation fees per contract to the usual and customary fees charged by the affiliated dental practice. As of December 31, 2003, the Company did not have a loss in the aggregate related to managed care contracts.

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

Property and Equipment

Property and equipment are stated at cost. Interest is capitalized on the construction of new centers. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of depreciable assets. Fully depreciated assets are retained in property and equipment until they are removed from service. Maintenance and repairs are charged to expense; whereas renewals and major replacements are capitalized. Gains and losses from dispositions are included in operations.

Useful lives for property and equipment are as follows:

Equipment	3 - 7 years
Leasehold improvements	5 - 10 years
Furniture and fixtures	5 - 7 years
Vehicles	3 - 5 years

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. Management reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or group of assets may not be recoverable in accordance with the provisions of SFAS No. 144. SFAS No. 144 requires that long-lived assets to be held and used be reported at the lower of their carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of their carrying amount or fair value less estimated cost to sell. The Company’s adoption of SFAS No. 144 on

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

January 1, 2002, did not have a material impact on the Company’s financial position and results of operations. As of December 31, 2003, management of the Company believes that its long-lived assets are realizable and that no impairment allowance is necessary.

Intangible Assets

The Company’s acquisitions involved the purchase of tangible and intangible assets and the assumption of certain liabilities of the affiliated dental practices. As part of the purchase allocation, the Company allocated the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. In connection with each acquisition, the Company enters into a long-term management services agreement with each affiliated dental practice, which cannot be terminated by either party without cause. Prior to January 1, 2002, the cost of the management services agreements were amortized on a straight line basis over their term, or such shorter period as may have been indicated by the facts and circumstances. Amortization periods of the management services agreements acquired through December 31, 2001 were 25 years. Effective January 1, 2002, the Company adopted SFAS No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, and reclassified approximately $54.9 million from management services agreements to goodwill. Under SFAS 142, substantially all of the Company’s goodwill is no longer amortized, and the Company must perform an annual impairment test for goodwill and intangible assets. The Company allocates goodwill to its four reporting units. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent of that difference. The Company based the fair values of its reporting units on discounted cash flow methodology and other company comparisons. Under SFAS 142, the Company recorded a transitional goodwill impairment charge of $37.0 million, presented as a cumulative effect of accounting change at the beginning of 2002. This transitional goodwill impairment charge was attributable to market declines in its reporting units in Texas, Florida, California and Tennessee. The Company recorded a $3.0 million impairment charge for the year ended December 31, 2002, as a result of lower than projected earnings in the California and Florida units. For the year ended December 31, 2003, the Company did not incur an impairment on any of its reporting units.

The following unaudited pro forma information presents the income (loss) and income (loss) per common share adjusted for SFAS No. 142 (in thousands):

	For the Year Ended December 31,
	2001	2002	2003
Income (loss):
Reported income (loss) before cumulative effect of change in accounting principle	$(14,597)	$7,409	$26,104
Add back: goodwill amortization, net of tax	2,731	—	—

Adjusted income (loss) before cumulative effect of change in accounting principle	(11,866)	7,409	26,104
Cumulative effect of change in accounting principle	(250)	(37,000)	—

Adjusted net income (loss)	$(12,116)	$(29,591)	$26,104

Income (loss) per common share, basic and diluted:
Reported income (loss) before cumulative effect of change in accounting principle	$(2.27)	$0.20	$0.16
Add back: goodwill amortization, net of tax	0.43	—	—

Adjusted income (loss) before cumulative effect of change in accounting principle	(1.84)	0.20	0.16
Cumulative effect of change in accounting principle	(0.04)	(0.99)	—

Adjusted net income (loss)	$(1.88)	$(0.79)	$0.16

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the carrying amount of goodwill for the year ended December 31, 2002 were as follows:

	Texas	Florida	Tennessee	California	Total
Balance at December 31, 2001	$29,225	$4,733	$4,323	$16,557	$54,838
Cumulative effect of change in accounting principle	(22,600)	(2,900)	(1,900)	(9,600)	(37,000)
Impairment charge	—	(900)	—	(2,100)	(3,000)

Balance at December 31, 2002	$6,625	$933	$2,423	$4,857	$14,838

There were no changes for the year ended December 31, 2003, as the Company did not recognize impairment on any of its reporting units.

Other Assets

Other assets consist primarily of debt issuance costs and deposits. The costs related to the issuance of debt are capitalized and amortized into interest expense using the straight-line method, which approximates the interest method, over the term of the related debt. Accumulated amortization was $0.4 million and $0.2 million as of December 31, 2002 and 2003, respectively. During 2003, the Company restructured certain debt (Note 2) and accordingly wrote-off net loan costs, related to the extinguished debt facility, of approximately $2.1 million, consisting of $2.8 million in costs and $0.7 million in accumulated amortization.

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted marginal tax rates expected to be in effect when the deferred assets and liabilities are utilized.

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

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with APB 25, “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with the provisions of APB 25, stock-based employee compensation cost is not reflected in net income for options granted at an exercise price equal to or in excess of the market value of the underlying Common Stock on the date of grant. The Company recognizes compensation cost on options granted at an exercise price less than the market value of the underlying Common Stock on the date of grant. In August 2003, the Company issued approximately 3.9 million stock options with an exercise price of $0.05 per share while the market value of the underlying Common Stock on the date of grant was $0.15 per share. The Company recorded approximately $0.4 million in deferred compensation, which is expensed over the vesting period of five years. The Company expensed approximately $32,000 in compensation expense during 2003 related to these options. All stock options granted by the Company prior to August 2003 were issued with an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 148 “Accounting for Stock-Based Compensation – an Amendment of FASB Statement No. 123,” the effect on net income (loss) and income (loss) per share as if the Company

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Year Ended December 31,
	2001	2002	2003
Net income (loss), as reported	$(14,847)	$(29,591)	$26,104
Add: stock based compensation expense included in reported net income (loss)	—	—	32
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(154)	(111)	(116)

Pro forma net income (loss)	$(15,001)	$(29,702)	$26,020

Basic and diluted loss per share:
Net income (loss), as reported	$(2.31)	$(0.79)	$0.16

Pro forma net income (loss)	$(2.34)	$(0.80)	$0.16

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003, the FASB issued a revision to FIN 46, Interpretation No. 46R (FIN 46R), to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. The Company does not have interests in structures that are commonly referred to as special-purpose entities and therefore has not adopted FIN 46R as of December 31, 2003. The Company does not expect its adoption of FIN 46R, to materially affect its financial position, results of operations or cash flows.

In April 2003, the FASB issued Statement No. 149, Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of SFAS 149, relating to FASB Statement No. 133 implementation issues that have been effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The impact of adoption of SFAS 149 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no material impact on the Company’s financial position, results of operations or cash flows as of and for the year ended December 31, 2003.

In its October 29, 2003 meeting, the FASB proposed to make the expensing of stock options mandatory beginning in 2005. The guidance regarding this change is expected to be released in 2004. Additionally, the FASB proposed to specify the approach that companies can use in making the transition to the expensing of options, allowing companies to include previously granted unvested options in their calculations as well as the ones granted in the current year. When the rules are finalized, the Company will evaluate the impact on its financial position, results of operations and cash flows.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. SAB 104 clarifies existing guidance regarding revenues for contracts that contain multiple deliverables to make it consistent with Emerging Issues Task Force No. 00-21 (“EITF 00-21). The adoption of SAB 104 and EITF 00-21 did not have a material impact on the Company’s financial position, results of operations or cash flows.

2.	RESTRUCTURING

From June 2000 until July 2002, the Company was in default under (1) a bank credit agreement of $45.2 million (the “Old Credit Agreement”) with its senior secured lenders, a bank group that included, among other banks, Bank of America Strategic Solutions, Inc. (“BofA”) and GE Capital Corporation (“GECC”), (collectively, the “Senior Secured Lenders”); (2) senior subordinated notes and subordinated convertible notes of $15.0 million (the “Senior Subordinated Notes”) issued to Heller Financial, Inc. (“Heller”) and Midwest Mezzanine Fund II, L.P. (“Midwest”) (collectively, the “Senior Subordinated Lenders”); and (3) subordinated notes and other subordinated indebtedness of $3.2 million issued to various sellers of dental practices to the Company (collectively, the “Seller Notes”).

On July 19, 2002, the Company entered into a restructuring (the “2002 Restructuring”) with its Senior Secured Lenders, its Senior Subordinated Lenders and the holders of the Seller Notes regarding the debt outstanding under the Old Credit Agreement, the Senior Subordinated Notes and the Seller Notes. Pursuant to the Restructuring, the Company:

•	exchanged 32,002 shares of Convertible Preferred Stock, Series A-1 (Note 7), par value $0.000001 per share (“Series A-1 Stock”), for approximately $3.5 million in aggregate principal and interest of its Seller Notes;

•	exchanged 179,280 shares of Series A-1 Stock for approximately $18.1 million in aggregate principal and interest of the Senior Subordinated Notes;

•	amended and restated the Old Credit Agreement;

•	issued warrants to purchase 60,859 shares of Convertible Preferred Stock, Series A-2 (Note 7), par value $.000001 per share (“Series A-2 Stock”), for a nominal price to the Senior Secured Lenders;

•	borrowed $1.7 million from the Senior Subordinated Lenders and James M. Usdan, the Company’s Chief Executive Officer at that time (collectively with the Senior Subordinated Lenders, the “New Money Lenders”) and issued 15% convertible notes with an aggregate principal amount of $1.7 million (“Senior Notes”), which notes were initially convertible into 3,105,618 shares of Common Stock; and issued warrants to purchase 17,974,062 shares of the Common Stock for a nominal price to the New Money Lenders.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On May 15, 2003, the Company entered into a series of agreements to restructure certain of its outstanding debt and equity (the “2003 Restructuring”). As of May 14, 2003, the Company had $46.7 million outstanding under the Old Credit Agreement, of which $38.3 million was due the Senior Secured Lenders excluding GECC. The Restructuring transaction consisted of the following:

•	The lenders under the Old Credit Agreement, excluding GECC, accepted payment of approximately $16.4 million in full satisfaction of $38.3 million in principal and $2.0 million in fees that the Company owed the Senior Secured Lenders. The Company recorded a gain on extinguishment of debt of approximately $21.8 million in the second quarter of 2003.

•	The Company entered into a credit agreement with GECC, as agent, (“Credit Agreement”), which includes a $12.5 million term loan and a $3.5 million revolving line of credit (Note 5).

•	The Company entered into a Preferred Stock and Subordinated Note Purchase Agreement (“Purchase Agreement”) with Sentinel Capital Partners II, L.P. (“Sentinel”), GECC (as successor to Heller), Midwest and others. Pursuant to this agreement, the Company issued $7.0 million in 20% Subordinated Promissory Notes (“Subordinated Notes”) and issued 79,190 shares of Series B Convertible Preferred Stock, par value $0.000001 per share, (“Series B Stock”). Under the terms of the Purchase Agreement, the issuance and funding of the Series B Stock and Subordinated Notes took place in two closings. In the initial closing on May 15, 2003, the Company issued $6.7 million in Subordinated Notes for an equal amount of cash and 76,310 shares of Series B Stock for $5.7 million in cash plus the surrender of: (i) $1.9 million in principal and accrued interest due under the Senior Notes; and, (ii) warrants to purchase approximately 17,974,062 shares of Common Stock. The Senior Notes were recorded net of a discount of $0.3 million, the remaining value was assigned to the warrants. In the subsequent closing during the third quarter of 2003, the Company issued, to key members of management and certain other individuals, the remaining 2,880 shares of Series B Stock for approximately $0.3 million in cash and the remaining $0.3 million in Subordinated Notes for an equal amount of cash. The Series B Stock is convertible into an aggregate 165,022,853 shares of Common Stock.

•	The Company entered into a Warrant Purchase Agreement to acquire 49,875 warrants to purchase shares of Series A-2 Stock, that had been issued in the 2002 Restructuring, for an aggregate purchase price of approximately $0.6 million.

In connection with the 2003 Restructuring, the Company entered into a management agreement with Sentinel (“Sentinel Management Agreement”), whereby Sentinel is to provide various strategic financial planning, advisory and consulting services to the Company. In consideration of the services provided by Sentinel, an annual consulting fee of $275,000 is payable quarterly in advance on the last business day of each February, May, August and November. The consulting fee increases to $300,000 annually after the date that the Company’s EBITDA (as defined in the Credit Agreement) exceeds $10.0 million for the preceding twelve months. Unless earlier terminated by the parties, the Sentinel Management Agreement will remain in effect as long as Sentinel owns stock of the Company. If, during the term of the Sentinel Management Agreement, Sentinel holds less than 50% of the shares of Company Common Stock held by Sentinel on a fully diluted basis as of May 15, 2003, the fees payable to Sentinel will be prorated based on the number of fully diluted shares of Company Common Stock held by Sentinel on such date. Pursuant to the terms of the Sentinel Management Agreement, the Company paid Sentinel approximately $0.5 million at closing for consulting services related to the 2003 Restructuring.

In connection with the 2002 Restructuring, the Company entered into settlement agreements (“Settlement Agreements”) with Jack H. Castle, Jr. and the estate of Jack H. Castle, D.D.S. Mr. Castle served as the Company’s Chief Executive Officer until February 2001 and Chairman of the Board until July 1, 2001. Dr. Castle owned all of the capital stock of Castle Dental Associates of Texas, P.C. (formerly Jack H. Castle, D.D.S., P.C.), the professional corporation that employs the affiliated dentists in the State of Texas (the “Texas PC”), until his death in May 2002, at which time a successor owner of the Texas PC was appointed.

The Settlement Agreements provided for mutual releases of any claims that either party may have had, as well as the following terms: (i) Dr. Castle’s estate waived the right to receive the final payment of $0.1 million due under a deferred compensation agreement; (ii) the Company paid Mr. Castle severance of approximately $0.3 million, reimbursed him for medical insurance and forgave $45,000 of debt that Mr. Castle owed to the Company; (iii) in August 2002, Mr. Castle acquired two offices located in Corpus Christi and one office

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

located in Beaumont and the Company paid Mr. Castle an additional $54,000 of related expenses; and (iv) effective June 30, 2002, the Company terminated a lease of a property held by Goforth, Inc., which is owned by Mr. Castle, that required payments of approximately $16,000 per month and had a remaining term of approximately five years.

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

3.	LIQUIDITY

As a result of the 2002 and 2003 Restructurings, the closing of unprofitable dental offices, the increased collection of receivables and other actions taken by the Company to improve operating results, the financial performance and prospects of the Company have improved. The Company anticipates that cash flow from operations, the existing cash balance as of December 31, 2003, and borrowing capacity available under its revolving line of credit will provide adequate cash flows and liquidity for 2004 for the Company to operate normally and to be able to satisfy the capital expenditures, scheduled debt payments and operational budgets of the Company for the upcoming year.

4.	SELECTED BALANCE SHEET INFORMATION:

The details of certain balance accounts were as follows.

	December 31,
	2002	2003
	(in thousands)
Property and equipment:
Equipment	$16,464	$16,936
Leasehold improvements	9,995	10,239
Furniture and fixtures	2,572	2,740
Vehicles	177	177

Total property and equipment	29,208	30,092
Less accumulated depreciation	17,935	20,898

Property and equipment, net	$11,273	$9,194

Depreciation expense was approximately $3.8 million, $3.5 million and $3.0 million for the years ended December 31, 2001, 2002 and 2003, respectively. Fully depreciated assets in use as of December 31, 2002 and 2003 were approximately $5.2 million and $9.7 million, respectively.

	December 31,
	2002	2003
	(in thousands)
Intangibles:
Goodwill	$14,838	$14,838
Other	355	355

Total intangibles	15,193	15,193
Less accumulated amortization	293	347

Intangibles, net	$14,900	$14,846

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense was approximately $2.8 million, $0.1 million and $0.1 million for the years ended December 31, 2001, 2002 and 2003, respectively. As discussed in Note 1 under “Intangible Assets”, effective January 1, 2002, the Company adopted SFAS 142 and has reclassified approximately $54.9 million from intangible assets to goodwill. See Note 1 for further discussion.

	December 31,
	2002	2003
	(in thousands)
Accrued liabilities:
Due to patients	$3,767	$4,118
Salaries, wages and payroll taxes	3,441	2,709
Other	1,291	1,445

Total accrued liabilities	$8,499	$8,272

5.	LONG-TERM DEBT:

Long-term debt consisted of the following:

	December 31,
	2002	2003
	(in thousands)
Credit Agreement	$—	$11,750
Subordinated Notes	—	7,344
Old Credit Agreement	47,228	—
Senior Subordinated Notes, net of discount of $357	1,405	—
Litigation settlement (Note 6)	846	—
Other notes payable	16	16

Total debt	49,495	19,110
Less current portion	2,276	1,510

Long-term debt	$47,219	$17,600

As discussed in Note 2, the Company entered into a Credit Agreement dated May 15, 2003, that consists of a $12.5 million term loan and $3.5 million revolving line of credit. The term loan includes $8.4 million that was owed to GECC under the Old Credit Agreement, which was rolled into the Credit Agreement. Principal of the term loan is payable quarterly in installments of approximately $0.4 million per quarter in 2004, $0.6 million per quarter in 2005, $0.8 million per quarter in 2006 through September 30, 2007, with a final payment of the remaining principal balance due November 15, 2007. The Company may be required to make additional principal payments, including an annual cash flow payment based on achieving certain financial targets, and other mandatory prepayments as set forth in the Credit Agreement. Interest is payable monthly or quarterly depending on whether the Company chooses to pay interest based upon the prime rate as quoted in The Wall Street Journal (“Base Rate”) or LIBOR. Interest is equal to the Base Rate plus 3.25% per annum or LIBOR plus 4.5% per annum. A closing fee of $0.1 million was payable upon initial funding under the Credit Agreement and an administrative fee of $25,000 is payable annually beginning May 15, 2004. As defined in the Credit Agreement, fees are payable for the issuance of letters of credit and for unused availability under the revolving credit facility. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. The Credit Agreement is collateralized by all of the assets of the Company and its subsidiaries. As of December 31, 2003, there was approximately $0.4 million outstanding under the revolving line of credit.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As discussed in Note 2, on May 15, 2003, the Company entered into an agreement to issue Subordinated Notes with an aggregate principal amount of $7.0 million. Interest accrues at 20% per annum as follows: (a) 10% per annum is payable quarterly on each May 15, August 15, November 15 and February 15 (each, an “Interest Payment Date”); and (b) 10% per annum (“PIK Interest”) quarterly on each Interest Payment Date, by adding an amount equal to the aggregate accrued but unpaid PIK Interest as of such Interest Payment Date to the principal amount of the Note. Principal is due May 15, 2008.

The aggregate maturities of long-term debt for each of the next five years subsequent to December 31, 2003, were as follows (in thousands):

2004	$1,510
2005	2,502
2006	3,002
2007	2,252
2008	9,844

$19,110

6.	COMMITMENTS AND CONTINGENCIES:

Lease Commitments

Future minimum lease payments under non-cancelable operating leases with remaining terms of one or more years consisted of the following at December 31, 2003 (in thousands):

2004	$4,198
2005	3,514
2006	2,878
2007	1,871
2008	1,163
Thereafter	1,048

Total minimum lease obligation	$14,672

The Company has entered into operating leases for various types of office equipment and for its building facilities. Certain building facility leases include rent escalation clauses. Most leases contain purchase and renewal options at fair market rental values.

Litigation

On May 30, 2002, litigation was filed in the Circuit Court for Putnam County, Tennessee against the Company and one of its subsidiaries by the spouse and children of a patient of an affiliated dental practice alleging that the defendants were negligent and vicariously liable in the care and treatment of the patient, resulting in his death. The Company filed a response to the litigation denying liability in this matter. The matter was settled in October 2003, within the Company’s insurance policy limits. On February 9, 2004, Mr. Herren’s daughter filed suit in the Circuit Court for Putnam County, Tennessee, seeking an injunction or restraining order preventing the disbursement of funds from the settlement, and seeking to amend the settlement to reflect that the plaintiff receive her proper share of the settlement, or alternatively, to set the settlement aside and reinstate the original lawsuit. The Company has filed a response to the lawsuit denying any liability in this matter and intends to vigorously defend itself.

In June 2000, the Company recorded litigation expenses of $1.5 million resulting from an arbitration award against two subsidiaries of the Company in an arbitration proceeding in Los Angeles, California. The arbitrator found that the subsidiaries had breached a contractual agreement to acquire a dental practice and awarded the plaintiffs actual damages and costs of $1.1 million, plus interest at 10 percent from the date that the judgment was filed. In connection with the restructuring of certain indebtedness in July 2002, the

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company entered into a forbearance agreement with the plaintiffs regarding this judgment. The Company agreed to make the following payments in exchange for forbearance in enforcing the judgment (1) $100,000 interest payment paid in July 2002, (2) twenty-three monthly installments of $30,000 each beginning August 2002 and (3) then $25,000 monthly installments until paid in full. Pursuant to an Amendment to the forbearance agreement, dated as of May 15, 2003, the plaintiffs consented to GECC filing liens against the Company’s assets to secure its obligations under the Credit Agreement and the Company agreed to increase by $5,000 per month the amounts being paid on the forbearance agreement. The Company entered into a Pay-Off Agreement on November 4, 2003, and made one final payment of approximately $0.5 million in full satisfaction of the outstanding judgment. Pursuant to the Pay-Off Agreement the Company has been released from all claims under the judgment.

In May 2003, the Company was notified that its former malpractice insurance provider had filed for liquidation and that payment of claims and legal defense in various malpractice lawsuits filed against the Company and its affiliated dental practices had been terminated. The insolvent insurance company provided malpractice coverage for the Company and its affiliated dental practices in 2000 and 2001. Therefore the Company is potentially liable for payment of any claims, judgments or other costs associated with these lawsuits. Management has reviewed all open claims and lawsuits still pending that this insurance company was covering and does not believe that the potential liability, if any, will have a material impact on the Company’s financial results.

The Company has been informed of an investigation by Texas Medicaid concerning alleged overpayments for services for certain procedures performed by the Company’s affiliated dental practice in Texas. Texas Medicaid has alleged that certain advertised specials were not offered to Medicaid patients from 1997 through 2001. Texas Medicaid has preliminarily claimed overpayments of approximately $280,000. The Company disputes Texas Medicaid’s claims and intends to vigorously contest the findings of the Texas Medicaid investigative offices.

The Company is, from time to time, subject to claims and suits arising in the ordinary course of operations. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

7.	STOCK

Stock Price

In January 2003, at the Company’s Annual Meeting of Stockholders, the stockholders approved to amend the Company’s Certificate of Incorporation in order to reduce the par value of the Company’s common stock and preferred stock from $0.001 per share to $0.000001 per share.

Purchase of common stock

During 2003 the Company acquired approximately 90,000 shares of Company Common Stock owned by its former President and Chief Executive Officer for approximately $12,000. In addition, the Company acquired 883,243 shares of Company Common Stock from funds managed by a former director for approximately $0.1 million. These shares were cancelled. (See Note 14).

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock. The Company had 211,282 and 195,838 shares of Series A-1 Stock outstanding at December 31, 2002 and 2003, respectively. In addition, the Company had issued 60,859 and 10,984 warrants to purchase Series A-2 Stock at December 31, 2002 and 2003, respectively. Each share of Series A-1 Stock is convertible into approximately 182.7 shares of Common stock (an aggregate of 35.8 million shares of Common Stock at December 31, 2003). The Series A-1 Stock has customary anti-dilution protection with regard to such events as stock splits and stock dividends. Upon liquidation, a holder of a share of Series A-1 Stock is entitled to a preferential distribution in liquidation equal to $100 per share. The Series A-2 Stock issuable upon exercise of the outstanding warrants has a liquidation preference equal to $47.34 per share, for an aggregate liquidation preference of $0.5 million.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the 2003 Restructuring, the Company issued an aggregate 79,190 shares of Series B Stock. Each share of the Series B Stock is convertible into 2,083.89 shares of Common Stock (an aggregate of 165.0 million shares of Common Stock at December 31, 2003). Upon liquidation, a holder of a share of Series B Stock is entitled to a preferential distribution in liquidation equal to $100 per share plus 15% per annum from the date of issue.

The aggregate shares of Series A-1 Stock, warrants to purchase Series A-2 Stock and shares of Series B Stock were convertible into approximately 202.8 million shares of Common Stock as of December 31, 2003 and, once issued, votes on an “as converted” basis on all matters submitted to the holders of Common Stock of the Company. Holders of Series A-1 Stock and Series B Stock are entitled to elect a majority of the directors of the Company. Sentinel owns more than 50% of the voting stock of the Company and therefore is the controlling stockholder of the Company.

8.	INCOME TAXES

Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2002	2003
	(in thousands)
Deferred tax assets:
Intangibles	$10,979	$9,375
Net operating loss carryforward	9,644	7,150
Allowance for bad debts	6,011	1,257
Property and equipment	39	569
Other	361	121

Total deferred assets	27,034	18,472
Less valuation allowance	(25,393)	(12,854)

	1,641	5,618

Deferred tax liabilities:
Unbilled receivables	(1,007)	(915)
Other	(634)	(141)

	(1,641)	(1,056)

Net deferred tax assets (liabilities)	—	4,562

Significant components of the provision for income taxes on continuing operations were as follows:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Current tax provision (benefit):
Federal	$—	$(161)	$358
State	—	—	42

Total current	—	(161)	400

Deferred tax provision (benefit):
Federal	—	—	(4,082)
State	—	—	(480)

Total deferred	—	—	(4,562)

Benefit for income taxes	$—	$(161)	$(4,162)

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The differences between the statutory federal tax rate and the Company’s effective tax rate on continuing operations were as follows:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Tax at U.S. statutory rate (34%)	$(5,048)	$(10,061)	$7,460
State income taxes, net of federal tax	(594)	(1,184)	879
Nondeductible expenses and other	47	32	38
Change in estimate of net operating loss carryforward	(3,329)	711	—
Valuation allowance	8,924	10,502	(12,539)
Federal income tax carryback refund	—	(161)	—

Provision (benefit) for income taxes	$—	$(161)	$(4,162)

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company evaluates the recoverability of its deferred tax assets on an ongoing basis. In making this evaluation the Company considers all available positive and negative evidence, to determine whether, based on such evidence, it is more likely than not that some portion or all of the net deferred tax assets will be realized in future periods. This evaluation requires significant judgment. In addition, the Company has made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the future realization of the deferred tax assets.

Based on the Company’s operating results in prior years, the Company had established a valuation allowance against its net deferred tax asset as it was deemed more likely than not that the net deferred tax assets would not be realized. During the fourth quarter of 2003, the Company determined, based on the 2003 Restructuring of debt, operating results for the period subsequent to the 2003 Restructuring and anticipated operating income and cash flows for future periods that it is more likely than not that certain deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance recorded against those deferred tax asset.

The Company believes that it is more likely than not that the net deferred tax asset of $4.6 million will be recovered through reductions in tax liabilities in future periods. However, recovery is dependent on achieving its forecast of future operating income over a period of time. The Company will review its forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve its operating income targets may change the assessment regarding the recoverability of the net deferred tax assets and such change could result in an allowance being recorded against some or all of the net deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on net in future periods.

The Company has excluded for federal income tax purposes, the $21.8 million gain recognized upon the forgiveness of certain indebtedness in May 2003, as the Company met insolvency conditions at the time of the forgiveness, pursuant to the federal income tax code. The tax code additionally requires that the Company reduce certain tax attributes to the extent that the forgiveness of indebtedness has met the insolvency conditions. Accordingly, the Company reduced net operating loss carryforwards. These tax attributes had been fully reserved prior to the debt forgiveness resulting in the Company recording a corresponding reduction in the related deferred tax asset valuation allowance. Additionally, as a result of the 2003 Restructuring, the Company incurred an ownership change under section 382 of the Internal Revenue Code that will substantially limit the ability of the Company to utilize any of their remaining net operating losses and therefore the net operating losses have been fully valued against.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	STOCK OPTION PLANS:

The Company grants stock options under the Castle Dental Centers, Inc. Omnibus Stock and Incentive Plan, a stock-based incentive compensation plan (the “Employees’ Plan”), and the 2002 Stock Option Plan (the “2002 Plan”, and together with the Employees Plan, the “Plans”), which are described below. The Company recognizes stock-based compensation issued to employees at the intrinsic value between the exercise price of options granted and the fair value of stock for which the options may be exercised. However, pro forma disclosures as if the Company recognized stock-based compensation at the fair-value of the options themselves are presented in Note 1.

Under the Employees’ Plan, the Company was authorized to issue 1,050,000 shares of Common Stock pursuant to awards granted to officers and key employees in the form of stock options and restricted stock. Under the 2002 Plan, the Company is authorized to issue 37,403,715 shares of Common Stock pursuant to “Awards” granted to officers and key employees in the form of stock options. After the Company adopted the 2002 Plan, no further awards will be granted under the Employees’ Plan.

There are 342,900 options granted under the Employees’ Plan and approximately 7.3 million options granted under the 2002 Plan at December 31, 2003. The Compensation Committee administers the Plans. These stock options have contractual terms of 10 years. The options vest at varying rates over a four or five-year period, beginning on the first anniversary of the date of grant. Following is a summary of the status of the Company’s stock options as of December 31, 2003 and the changes during the three-year period then ended.

	Number of Shares of Underlying Options	Weighted Average Exercise Price
Granted	400,000	$0.21
Exercised	—	—
Forfeited	(238,725)	6.97
Expired	(302,775)	7.24

Outstanding at December 31, 2001	888,900	$4.22

Exercisable at December 31, 2001	407,839	$7.77

Granted	—	$—
Exercised	—	—
Forfeited	(162,350)	8.47
Expired	(36,650)	3.83

Outstanding at December 31, 2002	689,900	$2.72

Exercisable at December 31, 2002	382,300	$4.47

Granted	9,865,427	$0.08
Exercised	—	—
Forfeited	(2,847,000)	0.16
Expired	—	—

Outstanding at December 31, 2003	7,708,327	$0.29

Exercisable at December 31, 2003	1,234,650	$0.43

Weighted-average fair value of options granted during the year:
2001	$0.17
2002	—
2003	0.11

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For purposes of the pro forma disclosures in Note 1, under “Accounting For Stock-Based Compensation”, the fair value of each stock option granted by the Company was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0% for each year; expected volatility of 83.9% for 2001, 63.5% for 2002, and 91.7% for 2003; risk-free interest rates are 5.4% for 2001, 3.8% for 2002, and 3.3% for 2003; and the expected lives of the options average eight years for 2001, seven years for 2002 and six years for 2003.

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Weighted Number Outstanding at 12/31/03	Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$0.00 to $1.99	7,440,427	8.50	$0.07	973,000	$0.11
$2.00 to $7.99	163,400	6.51	$3.73	157,150	$3.76
$8.00 to $10.00	104,500	4.56	$10.00	104,500	$10.00

	7,708,327	8.40	$0.28	1,234,650	$1.41

10.	EARNINGS PER SHARE:

A reconciliation of the denominators of the basic and diluted shares for the computation of net income follows:

	December 31,
	2001	2002	2003
	(in thousands)
Shares
Shares - common	6,417	6,417	6,493
Convertible preferred stock	—	17,554	140,403
Warrants	—	13,231	12,182

Shares - basic	6,417	37,202	159,078
Options	—	—	3,481

Shares - diluted	6,417	37,202	162,559

Options to purchase an aggregate of 888,900 and 689,900 shares of common stock at exercise prices of $0.21 to $13.00 per share were excluded from the calculation of diluted loss per share for 2001 and 2002, respectively, because their effect would have been antidilutive. Options to purchase an aggregate of 267,900 shares of common stock at exercise prices of $2.31 to $10.00 per share were excluded from the calculation of diluted income per share for 2003, as the exercise price was greater than the average fair market value during the year.

11.	DEFINED CONTRIBUTION PLANS:

In August 1996, the Company adopted a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). All permanent employees of the Company are eligible to participate in the 401(k) Plan upon the completion of three months of service. The Company may match contributions made by participants under the Plan each year in an amount determined by the Company on a year-to-year basis. The Company did not make any contributions to the Plan in 2001 or 2003. Company contributions for the year ended December 31, 2002 were approximately $0.1 million.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	SUPPLEMENTAL CASH FLOW INFORMATION:

	December 31,
	2001	2002	2003
	(in thousands)
Cash paid during the period for:
Interest	$4,909	$4,065	$1,780
Income taxes	—	—	—
Supplemental disclosure of noncash investing and financing activities:
Issuance of long-term obligation for debt issuance cost	—	1,897	—
Issuance of warrants in exchange for long-term debt obligations	—	680	—
Forgiveness of long-term debt obligations plus accrued interest and fees	—	22,004	23,930
Write-off of debt issuance cost	—	(422)	(2,074)
Issuance of preferred stock in exchange for long-term debt obligations	—	4,000	1,615
Reclassification of accrued certain litigation and interest expense to long-term debt obligations in connection with the 2002 Restructuring	—	3,306	—
Change in par value of common stock	—	—	6
Acquisition of property and equipment with note payable	25	—	10

13.	CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

Financial Instruments

The following estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, and the accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying amounts of the Company’s long-term borrowings as of December 31, 2002 and 2003, respectively, approximate their fair value based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Interest Rate Swaps

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” deferred the implementation of SFAS 133 until the fiscal year ending December 31, 2001. The Company implemented SFAS 133 effective January 1, 2001.

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

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For 2000, the weighted-average variable rates were subject to change over time as LIBOR fluctuates. During 2000, the Company was required to make $52,000 in payments under the swap agreement. During the first quarter of 2001, the Company accrued $0.1 million in additional interest expense under the swap agreement. The cumulative effect of accounting change as of January 1, 2001, was a charge of $0.3 million, or $0.04 per common share, that was reflected in 2001. The term of the swap contract expired July 10, 2001.

14.	RELATED PARTY TRANSACTIONS:

In connection with the 2003 Restructuring, the Company issued $6.5 million in 20% Subordinated Notes and 63,408 shares of Series B Stock to Sentinel. Accordingly, Sentinel became the majority shareholder of the Company. Pursuant to the terms of the Sentinel Management Agreement the Company paid Sentinel approximately $0.2 million in fees during 2003. In addition, the Company paid Sentinel $0.5 million in connection with the 2003 Restructuring for consulting services related to the restructuring of the Company’s debt.

In connection with the 2003 Restructuring, the Company issued approximately $0.3 million in 20% Subordinated Notes and 2,880 shares of Series B Stock to the certain members of the Company’s board of directors, executives and other key members of management.

Pursuant to the 2002 Restructuring, Heller received 119,520 shares of Series A-1 Stock in exchange for $12.0 million in aggregate principal and interest of Senior Subordinated Notes and Midwest received 59,760 shares of Series A-1 Stock in exchange for $6.0 million in principal and interest of Senior Subordinated Notes. In 2003, Heller’s shares were assigned to GECC. In addition in 2002, Heller and Midwest each loaned $0.5 million to the Company in exchange for $0.5 million in Senior Subordinated Notes convertible into 913,417 shares of Common Stock and warrants to purchase 5,286,489 shares of Common Stock. Mr. James Usdan, the Company’s President and Chief Executive Officer until June 2003, loaned $0.7 million to the Company in exchange for $0.7 million in aggregate principal amount of Senior Subordinated Notes convertible into 1,278,784 shares of Common Stock and a warrant to purchase 7,401,084 shares of Common Stock. In connection with the 2003 Restructuring, GECC (as successor to Heller) and Midwest each received 5,644 shares of Series B Stock and Mr. Usdan received 7,902 shares of Series B Stock in exchange for an aggregate $1.9 million in principal and accrued interest due under the Senior Notes. GECC and Midwest are significant shareholders of the Company.

On May 15, 2003, the Company entered into a five-year employment agreement with Mr. Usdan, replacing the employment agreement with Mr. Usdan entered into on July 19, 2002. The employment agreement provided for a base annual salary of $375,000. Mr. Usdan was eligible for an annual bonus determined by the Compensation Committee based upon the achievement of performance objectives to be established by the Compensation Committee. On June 13, 2003, the Company entered into a General Release and Severance Agreement (“Severance Agreement”) with Mr. Usdan whereby the Company agreed to pay him the following amounts owed under his employment agreement: (a) $18,000 for two and one-half weeks accrued but unused vacation; (b) a $30,000 bonus earned in connection with the Restructuring; (c) $53,250 in earned deferred salary from 2002; and (d) for up to $5,000 in expenses for which he was entitled to reimbursement. In addition, the Company agreed from June 14, 2003 through June 13, 2004 to pay Mr. Usdan as severance payments $31,250.00 per month. If the Company elects to extend the term of his non-compete covenant, the Company must pay Mr. Usdan $31,250.00 per month from June 14, 2004 through June 13, 2005.

Pursuant to the Severance Agreement, Mr. Usdan agreed to waive all claims he might have against the Company and he surrendered all stock options previously granted to him. He also agreed to the termination of all of his rights under his Employment Agreement, the Purchase Agreement, the Stockholders Agreement and the Registration Rights Agreement. Pursuant to a separate Securities Purchase Agreement executed on June 13, 2003: (a) Mr. Usdan sold to Sentinel 8,022 shares of Series B Stock and $14,000 in 20% Subordinated Notes for an aggregate purchase price of $726,000 in cash; and (b) Mr. Usdan sold to the Company 90,000 shares of Common Stock for a purchase price of $11,780 in cash.

In connection with the 2003 Restructuring, the Company entered into the Credit Agreement with GECC, which includes a $12.5 million term loan and $3.5 million revolving line of credit (Note 4).

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Mr. Cresci, a former director of the Company, is a Managing Director of Pecks Management Partners Ltd., the investment advisor to the Pecks Investors. Mr. Cresci was nominated as a director of the Company pursuant to the provisions of a Stockholders Agreement between the Company, Pecks Management Partners Ltd. and certain members of Jack H. Castle, Jr.’s family. This Stockholders Agreement was terminated in connection with the 2002 Restructuring. Effective September 30, 2003, the Company purchased 883,243 shares of Common Stock from funds managed by Pecks Management Partners, Ltd. for approximately $0.1 million. The stock was subsequently canceled.

In connection with the 2002 Restructuring, the Company entered into a Settlement Agreement with Jack H. Castle, Jr. and the estate of Jack H. Castle, D.D.S. Mr. Castle served as the Company’s Chief Executive Officer until February 2001 and continued as the Company’s Chairman of the Board until July 1, 2001. Dr. Castle owned all of the capital stock of Castle Dental Associates of Texas, P.C. (formerly Jack H. Castle, D.D.S., P.C.), the professional corporation that employs all of the affiliated dentists in the State of Texas (the “Texas PC”), until his death in May 2002.

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

In March 2002, the Company terminated a lease (the “Lease”) of a property held by Goforth, Inc., which is owned by Mr. Castle. The Lease required payments of approximately $16,000 per month and had a remaining term of approximately five years. Goforth also submitted a claim to the Company for reimbursement of $228,594 in build-out expenses relating to the property underlying the Lease. In connection with the Settlement Agreement, Mr. Castle, on behalf of his affiliates, including Goforth, released the Company from any and all claims, including obligations under the Lease, and the Company agreed to pay all rent on the Lease through June 30, 2002. The Company paid $197,000 and $33,000 under the terms of the lease agreement during 2001 and 2002, respectively.

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

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As discussed in Note 2, the Company restructured certain of its debt and equity in July 2002 and May 2003. The Company began the restructuring process in 2001. The Company recorded the following costs in 2001, 2002 and 2003 related to the these restructurings. The Company has recognized and accounted for these costs in accordance with the provisions of Emerging Issues Task Force Consensus No. 94-3 “Accounting for Restructuring Costs” and SFAS 146.

	Restructuring and Other Costs in 2001	Payments to Settle Obligations	Asset Write-down	Balance at December 31, 2001
Asset impairment	$2,929	$—	$2,929	$—
Legal and professional services	1,495	1,279	—	216
Severance costs	450	279	—	171
Dental center closures	384	11	—	373

Total	$5,258	$1,569	$2,929	$760

	Restructuring and Other Costs in 2002	Payments to Settle Obligations	Asset Write-down	Balance at December 31, 2002
Asset impairment	$3,356	$—	$3,356	$—
Legal and professional services	2,868	2,943		141
Severance costs	992	568	—	595
Dental center closures	396	510	—	259

Total	$7,612	$4,021	$3,356	$995

	Restructuring and Other Costs in 2003	Payments to Settle Obligations	Asset Write-down	Balance at December 31, 2003
Asset impairment	$—	$—	$—	$—
Legal and professional services	835	897		79
Severance costs	—	580	—	15
Dental center closures	—	153	—	106

Total	$835	$1,630	$—	$200

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	QUARTERLY FINANCIAL DATA (UNAUDITED):

	First	Second	Third	Fourth
	(in thousands, except per share data)
2002
Net patient revenues	$25,488	$25,146	$25,934	$24,298
Operating income (loss)	173	66	(2,709)	(2,022)
Net income (loss) before cumulative effect of change in accounting principle	(1,442)	(1,399)	13,420	(3,170)
Cumulative effect of change in accounting principle	—	(37,000)	—	—
Net income (loss)	(1,442)	(38,399)	13,420	(3,170)
Basic and diluted earnings per share (1)
Net income (loss) before cumulative effect of change in accounting principle	$(0.22)	$(0.22)	$0.22	$(0.04)
Cumulative effect of change in accounting principle	—	(5.77)	—	—

Net income (loss)	$(0.22)	$(5.99)	$0.22	$(0.04)

	First	Second	Third	Fourth
	(in thousands, except per share data)
2003
Net patient revenues	$24,474	$24,065	$23,270	$22,080
Operating income	1,846	322	686	490
Net income before cumulative effect of change in accounting principle	462	21,527	43	4,072
Cumulative effect of change in accounting principle	—	—	—	—
Net income	462	21,527	43	4,072
Basic and diluted earnings per share (1)
Net income before cumulative effect of change in accounting principle	$0.01	$0.15	$0.00	$0.02
Cumulative effect of change in accounting principle	0.00	0.00	0.00	0.00

Net income	$0.01	$0.15	$0.00	$0.02

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not necessarily equal the total computed for the year due to stock transactions that occurred.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.	OPERATING SEGMENTS:

Financial information is provided below for each of the Company’s operating regions. The Company measures the performance of its regional operations primarily based on net patient revenues and operating income. There are no inter-regional revenues. The Company’s primary measures of profit by which it formulates decisions and communicates to investors and analysts are net income and earnings per share. Financial information internally reported for the Company for the years ended December 31, 2001, 2002 and 2003 is as follows:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Net patient revenues:
Texas	$66,201	$66,322	$60,769
Florida	11,092	11,631	11,470
Tennessee	11,017	11,686	11,011
California	9,614	11,227	10,639

Total net patient revenues	$97,924	$100,866	$93,889

Operating expenses:
Texas	$62,088	$61,252	$53,968
Florida	13,034	11,605	10,285
Tennessee	10,372	10,069	9,572
California	8,915	11,019	8,969
Corporate, general and administrative expenses	7,891	7,157	6,916
Restructuring costs and other charges	2,329	4,256	835

Total operating expenses	$104,629	$105,358	$90,545

Operating income (loss):
Texas	4,113	5,070	6,801
Florida	(1,942)	26	1,185
Tennessee	645	1,617	1,439
California	699	208	1,670
Corporate, general and administrative expenses	(7,891)	(7,157)	(6,916)
Restructuring costs and other charges	(2,329)	(4,256)	(835)

Total operating income (loss)	(6,705)	(4,492)	3,344
Interest expense	7,960	5,627	3,206
Other (income) expense	(68)	(33)	52
Gain on early extinguishment of debt	—	(17,334)	(21,856)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	$(14,597)	$7,248	$21,942

	Year Ended December 31,
	2002	2003
Assets:
Texas	$21,992	$22,621
Florida	2,824	3,007
Tennessee	5,088	5,662
California	8,462	8,861

Total assets for reportable segments	38,366	40,150
Unallocated amounts	2,590	1,424

Total assets	$40,956	$41,574

Exhibit A

CASTLE DENTAL CENTERS, INC.

Code of Ethics for the Chief Executive Officer

and Senior Financial Officers

The Chief Executive Officer, Chief Financial Officer, principal accounting officer or Controller, and other senior financial officers performing similar functions (collectively, the “Officers”) of Castle Dental Centers, Inc. (the “Company”) each have an obligation to the Company, its shareholders, the public investor community, and themselves to maintain the highest standards of ethical conduct. In recognition of this obligation, the Company has adopted the following standards of ethical conduct for the purpose of promoting:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair accurate, timely and understandable disclosure in the reports and documents that the Company files with, or submits to, the Securities and Exchange Commission (the “SEC”), and in other public communications made by the Company;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting to an appropriate person or persons identified herein of violations of this Code of Ethics; and

•	Accountability for an adherence to this Code of Ethics.

Adherence to these standards is integral to achieving the objectives of the Company and its shareholders. The Officers shall not commit acts contrary to these standards nor shall they condone the commission of such acts by others within the Company.

Competence

The Officers have a responsibility to:

•	Maintain an appropriate level of professional competence through the ongoing development of their knowledge and skills.

•	Perform their professional duties in accordance with relevant laws, regulations, and technical standards.

•	Prepare financial statements on a timely basis in accordance with generally accepted accounting principles.

•	Provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Commission and in other public communications made by the Company.

Confidentiality

The Officers have a responsibility to protect the Company by:

•	Refraining from disclosing confidential information (regarding the Company or otherwise) acquired in the course of their work except when authorized, unless legally obligated to do so.

•	Informing subordinates as appropriate regarding the confidentiality of information acquired in the course of their work and monitoring their activities to assure the maintenance of that confidentiality.

•	Refraining from using or appearing to use confidential information acquired in the course of their work for unethical or illegal advantage either personally or through third parties.

Integrity

The Officers have a responsibility to:

•	Comply with laws, rules and regulations of federal, state and local governments, and appropriate private and public regulatory agencies or organizations, including insider trading laws.

•	Act in good faith, responsibility, without misrepresenting material facts or allowing their independent judgment to be subordinated.

•	Protect the Company’s assets and insure their efficient use.

•	Avoid actual or apparent conflicts of interest with respect to suppliers, customers and competitors.

•	Refrain from engaging in any activity that would prejudice their ability to carry out their duties ethically.

•	Refrain from either actively or passively subverting the attainment of the organization’s legitimate and ethical objectives.

•	Recognize and communicate professional limitations or other constraints that would preclude responsible judgment or successful performance of an activity.

•	Report to senior management and the Audit Committee any significant information they may have regarding judgments, deficiencies, discrepancies, errors, lapses or any similar matters relating to the Company’s or its subsidiaries’ accounting, auditing or system of internal controls. The officers must communicate unfavorable as well as favorable significant information and professional judgments or opinions.

•	Refrain from engaging in or supporting any activity that would discredit their profession or the Company and proactively promote ethical behavior within the Company.

Objectivity

The Officers have a responsibility to:

•	Communicate information fairly and objectively.

•	Disclose all material information that could reasonably be expected to influence intended user’s understanding of the reports, comments and recommendations presented.

Oversight and Disclosure

The Officers have a responsibility to:

•

Ensure the preparation of full, fair, accurate, timely and understandable disclosure in the periodic reports required to be filed by the Company with the SEC. Accordingly, it is the responsibility of the

Officers to promptly bring to the attention of the Audit Committee any material information of which he or she may become aware that affects the disclosures made by the Company in its public filings or otherwise assist the Audit Committee in fulfilling its responsibilities of overseeing the Company’s financial statements and disclosures and internal control systems.

•	Promptly bring to the attention of the Audit Committee any information he or she may have concerning (1) significant deficiencies in the design or operation of internal controls which could aversely affect the Company’s ability to record, process, summarize and report financial data or (2) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s financial reporting, disclosures or internal controls.

•	Promptly bring to the attention of the CEO or internal legal counsel, if any, and to the Audit Committee any information he or she may have concerning any violation of this Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employee who has a significant role in the Company’s financial reporting, disclosures or internal controls.

•	Promptly bring to the attention of the CEO or internal legal counsel, if any, and to the Audit Committee any information he or she may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to the Company and the operation of its business, by the Company or any agent thereof, or of violation of this Code of Ethics.

Enforcement

The Board of Directors shall determine, or designate appropriate persons to determine, appropriate actions to be taken in the event of violations of this Code of Ethics. Such actions shall be reasonably designed to deter wrongdoing and to promote accountability for adherence to this Code of Ethics, and shall include written notices to the individual involved that the Board has determined that there has been a violation, censure by the Board, demotion or re-assignment of the individual involved, suspension with or without pay or benefits (as determined by the Board) and termination of the individual’s employment. In determining what action is appropriate in a particular case, the Board of Directors or such designee shall take into account all relevant information, including the nature and severity of the violation, whether the violation was a single occurrence or repeated occurrences, whether the violation appears to have been intentional or inadvertent, whether the individual in question had been advised prior to the violation as to the proper course of action and whether or not the individual in question had committed other violations in the past.

IN WITNESS WHEREOF, the undersigned Officer certifies that he or she has read the above Code of Ethics and agrees to abide thereby.

(Signature)

(Print Name)

Date:                     , 2004

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

Castle Dental Centers, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 30, 2004 appearing in this 2003 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Houston, Texas

March 30, 2004

S-1

CASTLE DENTAL CENTERS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Patient Receivables:	Balance Beginning Of Year	Charged To Expenses	Deductions	Other		Balance At End Of Year
Year ended December 31, 2001:
Allowance for uncollectible accounts - patient receivables	$12,041	$4,897	$3,290	$(93	)(1)	$13,555

Year ended December 31, 2002:
Allowance for uncollectible accounts - patient receivables	$13,555	$4,765	$1,146	$(228	)(1)	$16,946

Year ended December 31, 2003:
Allowance for uncollectible accounts - patient receivables	$16,946	$3,924	$1,238	$—		$19,632

Unbilled Patient Receivables:	Balance Beginning Of Year	Charged To Expenses	Deductions	Other		Balance At End Of Year
Year ended December 31, 2001:
Allowance for uncollectible accounts - unbilled patient receivables	$738	$51	$—	$(72)		$717

Year ended December 31, 2002:
Allowance for uncollectible accounts - unbilled patient receivables	$717	$(14)	$—	$—		$703

Year ended December 31, 2003:
Allowance for uncollectible accounts - unbilled patient receivables	$703	$(60)	$—	$—		$643

(1)	Adjustments to patient accounts that are charged to the allowance for doubtful accounts.

S-2

(a) (3) Exhibits

Exhibit Number		Description of Exhibit

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.*

3.	Articles of Incorporation and By-laws

	3.1	Amended and Restated Certificate of Incorporation of Castle Dental Centers, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2001, File No. 001-13263)

	3.2	Amendment to Certificate of Incorporation dated January 28, 2003 (incorporated by reference from Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, File No. 001-13263)

	3.3	Amendment to Certificate of Incorporation dated July 1, 2003 (incorporated by reference from Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 001-13263).

	3.4	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, File No. 001-13263)

	3.5	Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock of Castle Dental Centers, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

	3.6	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock of Castle Dental Centers, Inc. (incorporated by reference from Exhibit A of the Company’s Information Statement on Schedule 14C Filed with the SEC on June 5, 2003, File No. 001-13263)

	3.7	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Castle Dental Centers, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

4.	Instruments defining the rights of security holders, including indentures.

	4.1	Form of Certificate representing the Common Stock, par value $.001 per share, of Castle Dental Centers, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, filed September 3, 1996, Reg. No. 333-1335)

	4.2	Form of Warrant Agreement among the Company and the Lenders (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

	4.3	Preferred Stock and Subordinated Note Purchase Agreement dated as of May 15, 2003 between Castle Dental Centers, Inc. (the “Company”), Sentinel Capital Partners II, L.P. (“Sentinel”), General Electric Capital Corporation (“GECC”), Midwest Mezzanine Fund II, L.P. (“Midwest”), Thomas P. Fitzpatrick (“Fitzpatrick”), John M. Slack (“Slack”), and James M. Usdan, an individual (“Usdan” and, together with

Slack, Fitzpatrick, Midwest, GECC, and Sentinel, the “Purchasers”) (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

	4.4	Registration Rights Agreement dated as of May 15, 2003, by and among the Company and the Purchasers (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

	4.5	Stockholders Agreement dated as of May 15, 2003, by and among the Company, and the Purchasers (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

	4.6	Form of subordinated promissory note (incorporated by reference from Exhibit 10.5 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

9.	Voting Trust Agreement*

10.	Material Contracts

	10.1	Credit Agreement dated as of May 15, 2003 among the Castle Dental Centers, Inc., Castle Dental Centers of Florida, Inc., Castle Dental Centers of Tennessee, Inc., Castle Texas Holdings, Inc., Castle Dental Centers of Texas, Inc., CDC of California, Inc., the lenders party thereto, and General Electric Capital Corporation, as agent for the Lenders (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

	10.2	Sentinel Management Agreement dated as of May 15, 2003 by and among the Company and Sentinel (incorporated by reference from Exhibit 10.6 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

	10.3	Termination and Amendment of the Registration Rights Agreement, dated as of July 19, 2002, by and among the Company, Heller Financial, Inc. (“Heller”), Midwest, Usdan and certain other stockholders of the Company (incorporated by reference from Exhibit 10.7 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

	10.4	Termination of the Stockholders Agreement, dated as of July 19, 2002, by and among the Company, Heller, Midwest, Usdan and certain other stockholders of the Company (incorporated by reference from Exhibit 10.8 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

	10.5	Termination of the Investor Agreement, dated as of July 19, 2002, by and among the Company, Usdan, Heller and Midwest (incorporated by reference from Exhibit 10.9 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

	10.6	Amendment to Forbearance Agreement dated as of May 15, 2003, by and between Leon D. Roisman, D.M.D, Leon D. Roisman, D.M.D, Inc., Roisman Acquisition Company, CDC of California, Inc. and Castle Dental Centers of California, L.L.C. (incorporated by reference from Exhibit 10.10 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

	10.7	Employment Agreement by and between James M. Usdan and the Company dated as of May 15, 2003 (incorporated by reference from Exhibit 10.11 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

	10.8	Warrant Purchase Agreement dated as of May 14, 2003, between Banc of America Strategic Solutions, Inc., FSC Corp., Amsouth Bank and the Company (incorporated by reference from Exhibit 10.12 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263).

	10.9	General Release and Severance Agreement dated as of June 13, 2003, between James M. Usdan and Castle Dental Centers, Inc. (incorporated by reference from Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2003, File No. 001-13263)

	10.10	Securities Purchase Agreement dated as of June 13, 2003, among James M. Usdan, Sentinel Capital Partners II, L.P. and Castle Dental Centers, Inc. (incorporated by reference from Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2003, File No. 001-13263)

	10.11	Amendment to Employment Agreement of Joe Keane dated August 20, 2003.

	10.12	Amendment to Employment Agreement of John Slack dated June 13, 2003.

11.	Statement re computation of per share earnings*

14.	Code of Ethics (Incorporated by reference from Exhibit A of this Form 10-K)

15.	Letter re Unaudited Interim Financial Information*

16.	Letter re change in certified accountant*

18.	Letter re change in accounting principles*

19.	Report furnished to security holders*

21.	Subsidiaries

22.	Published report regarding matters submitted to vote of security holders*

23.	Consents of experts and counsel

	23.1	Consent of Independent Auditors

24.	Power of attorney*

31	Rule 13a-14(a) Certifications

	31.1	Certification of Chief Executive Officer.

	31.2	Certification of Chief Financial Officer.

32	Section 1350 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99	Additional Exhibits*

*	Inapplicable to this filing