Form 10-Q
period 2004-03-31
CASTLE DENTAL CENTERS INC
filed 2004-05-12
CIK 1018152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of Common Stock issued and outstanding, par value, $0.001 per share, as of May 7, 2004 was 8,265,323.

CASTLE DENTAL CENTERS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CASTLE DENTAL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	December 31, 2003	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$513	$1,192
Patient receivables, net	6,130	7,140
Unbilled patient receivables, net	2,409	2,433
Prepaid expenses and other current assets	1,048	1,040

Total current assets	10,100	11,805

Property and equipment, net	9,194	9,378
Intangibles, net	14,846	14,842
Other assets	1,816	1,729
Deferred income taxes	5,618	5,591

Total assets	$41,574	$43,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$379	$—
Current portion of long-term debt	1,510	1,383
Accounts payable, trade	2,322	2,669
Accrued liabilities	7,872	9,121
Income taxes payable	400	795
Deferred income taxes	1,056	1,021

Total current liabilities	13,539	14,989

Long-term debt, net of current portion	17,600	17,161
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 195,838 shares Series A-1 issued and outstanding and 79,190 shares of Series B issued and outstanding	—	—
Common stock, $0.001 par value, 18,000,000 shares authorized, 8,265,323 shares issued and outstanding	8	8
Additional paid-in capital	53,170	53,170
Deferred compensation	(356)	(336)
Accumulated deficit	(42,387)	(41,647)

Total stockholders’ equity	10,435	11,195

Total liabilities and stockholders’ equity	$41,574	$43,345

The accompanying notes are an integral part of the consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2003	2004
Net patient revenues	$24,474	$25,291
Expenses:
Dentist salaries and other professional costs	7,033	7,317
Clinical salaries	4,509	4,917
Dental supplies and laboratory fees	2,584	2,646
Rental and lease expense	1,442	1,430
Advertising and marketing	677	722
Depreciation and amortization	864	653
Other operating expenses	1,726	1,906
Bad debt expense	1,329	1,020
General and administrative	2,311	2,857
Restructuring costs and other charges	151	—

Total expenses	22,626	23,468

Operating income	1,848	1,823
Interest expense	1,094	649
Other (income) expense	9	(1)

Income before income taxes	745	1,175
Income taxes	283	435

Net income	$462	$740

Net income per share	$0.01	$0.00

Weighted average number of common and common equivalent shares outstanding
Basic	74,107	211,071

Diluted	74,613	216,994

The accompanying notes are an integral part of the consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Three Months Ended March 31,
	2003	2004
Cash flows from operating activities:
Net income	$462	$740
Adjustments:
Provisions for bad debts	1,329	1,020
Depreciation and amortization	864	653
Amortization of loan cost	242	88
Amortization of stock option compensation	—	20
Interest paid-in kind	—	186
Deferred income taxes	—	(8)
Accretion of debt discount	35	—
Other	(6)	—
Changes in operating assets and liabilities:
Patient receivables	(1,480)	(2,024)
Unbilled patient receivables	58	(30)
Prepaid expenses and other current assets	271	8
Other assets	(11)	(1)
Accounts payable, trade	(587)	347
Accrued liabilities	619	1,249
Income taxes payable	—	395

Net cash provided by operating activities	1,796	2,643

Cash flows used in investing activities:
Capital expenditures	(110)	(833)

Net cash used in investing activities	(110)	(833)

Cash flows used in financing activities:
Proceeds from revolving line of credit	—	600
Payments of revolving line of credit	—	(979)
Payments of long-term debt	(568)	(752)

Net cash used in financing activities	(568)	(1,131)

Net change in cash and cash equivalents	1,118	679
Cash and cash equivalents, beginning of period	1,522	513

Cash and cash equivalents, end of period	$2,640	$1,192

The accompanying notes are an integral part of the consolidated financial statements.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

Corporate Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all wholly owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term management services agreements (“Management Services Agreements”) with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, upon the occurrence of certain events, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost (“nominee arrangements”). At March 31, 2004, all of the affiliated dental practices were owned by dentists with whom the Company had a nominee arrangement. The Management Services Agreements have initial terms of twenty-five years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except from professional corporations located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of net patient revenues; and, (iii) a performance fee equal to the net patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated dental practice and (ii) a management fee in an amount of 30.0% of net patient revenues; plus a bonus equal to 30.0% of net patient revenues in excess of average monthly net patient revenues over the prior two-year period. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

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

The accompanying unaudited condensed consolidated financial statements as of March 31, 2004, and for the three months ended March 31, 2003 and 2004 include the accounts of the Company and its management company subsidiaries and the affiliated dental practices. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements have been prepared consistent with the accounting policies reflected in the Company’s annual financial statements included in the Company’s Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission and should be read in conjunction therewith. In management’s opinion, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In accordance with the provisions of APB No. 25, stock-based employee compensation cost is not reflected in net income for options granted at an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The Company recognizes compensation cost on options granted at an exercise price less than the market value of the underlying common stock on the date of grant. In August 2003, the Company issued approximately 3.9 million stock options with an exercise price of $0.05 per share while the market value of the underlying common stock on the date of grant was $0.15 per share. The Company recorded approximately $0.4 million in deferred compensation, which is expensed over the vesting period of five years. The Company expensed approximately $20,000 in compensation expense during the first quarter of 2004. All stock options granted by the Company prior to August 2003 were issued with an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 148 “Accounting for Stock-Based Compensation – an Amendment of FASB Statement No. 123”, the effect on net income and income per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	For the three months ended March 31,
	2003	2004
	(in thousands)
Net income, as reported	$462	$740
Add: stock based compensation expense included in reported net income	—	20
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(25)	(43)

Pro forma net income	$437	$717

Basic and diluted income per share:
Net income, as reported	$0.01	$0.00

Pro forma net income	$0.01	$0.00

Recent Accounting Pronouncements

As discussed above, the Company currently accounts for stock-based compensation as prescribed by APB 25, and does not record compensation expense related to grants issued with exercise prices equal to the market price of the underlying common stock on the date of the grant. On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment,” which, if enacted in its current form, would eliminate the Company’s ability to account for stock-based compensation using APB 25 and instead would require the Company to account for stock option awards using a fair-value based method resulting in compensation expense for all stock option awards. The proposed statement would be effective for stock options granted or modified in fiscal years beginning after December 15, 2004. Additionally, for stock options granted or modified after December 15, 1994 that have not vested as of the effective date of the proposed statement, compensation cost will be measured and recorded based on the same estimates of fair value calculated as of the date of grant as currently disclosed within the table required by SFAS 148 presented above. The Company is currently evaluating any potential impact this proposed statement will have on its results of operations in future periods. If enacted in its proposed form, the proposed statement may have an impact similar to that presented in the calculation above.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS – (Continued)

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. The Company does not have interests in structures that are commonly referred to as special-purpose entities, and therefore, the adoption of FIN 46R as of March 31, 2004 did not have a material affect on its financial position, results of operations or cash flows.

Reclassifiactions

Certain reclassifications have been made to the consolidated financial statements as of December 31, 2003, to conform to the current year presentation. There is no effect on previously reported earnings.

2. Long-term Debt:

The Company maintains a credit agreement (“Credit Agreement”) with GE Capital Corporation (“GECC”) dated May 15, 2003, that consists of a $12.5 million term loan and $3.5 million revolving line of credit. Principal of the term loan is payable quarterly in installments of approximately $0.4 million per quarter in 2004, $0.6 million per quarter in 2005, $0.8 million per quarter in 2006 through September 30, 2007, with a final payment of the remaining principal balance due November 15, 2007. The Company may be required to make additional principal payments, including an annual cash flow payment based on achieving certain financial targets, and other mandatory prepayments as set forth in the Credit Agreement. Interest is payable monthly or quarterly depending on whether the Company chooses to pay interest based upon the prime rate as quoted in The Wall Street Journal (“Base Rate”) or LIBOR. Interest is equal to the Base Rate plus 3.25% per annum or LIBOR plus 4.5% per annum. An administrative fee of $25,000 is payable annually beginning May 15, 2004. As defined in the Credit Agreement, fees are payable for the issuance of letters of credit and for unused availability under the revolving credit facility. The Credit Agreement contains affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens, set certain restrictions on acquisitions, mergers and sales of assets and restrict the payment of dividends. The Credit Agreement is collateralized by all of the assets of the Company and its subsidiaries. As of March 31, 2004, there were no amounts outstanding under the revolving line of credit.

In addition, the Company has $7.0 million in aggregate principal outstanding pursuant to 20% subordinated promissory notes (“Subordinated Notes”). Interest accrues at 20% per annum as follows: (a) 10% per annum is payable quarterly on each May 15, August 15, November 15 and February 15 (each, an “Interest Payment Date”); and (b) 10% per annum (“PIK Interest”) quarterly on each Interest Payment Date, by adding an amount equal to the aggregate accrued but unpaid PIK Interest as of such Interest Payment Date to the principal amount of the Note. Principal is due May 15, 2008.

3. Commitments and Contingencies:

On May 30, 2002, litigation was filed in the Circuit Court for Putnam County, Tennessee against the Company and one of its subsidiaries by the spouse and children of a patient of an affiliated dental practice alleging that the defendants were negligent and vicariously liable in the care and treatment of the patient, resulting in his death. The Company filed a response to the litigation denying liability in this matter. The matter was settled in October 2003, within the Company’s insurance policy limits. On February 9, 2004, the patient’s daughter filed suit in the Circuit Court for Putnam County, Tennessee, seeking an injunction or

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS – (Continued)

restraining order preventing the disbursement of funds from the settlement, and seeking to amend the settlement to reflect that the plaintiff receive her proper share of the settlement, or alternatively, to set the settlement aside and reinstate the original lawsuit. The Company has filed a response to the lawsuit denying any liability in this matter and intends to vigorously defend itself.

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

4. Stockholders’ Equity:

On January 19, 2003, the Company filed an amendment to its certificate of incorporation increasing the number of authorized shares of Company common stock from 18.0 million to 100.0 million, and reducing the par value of its securities from $0.001 to $0.000001 per share. On July 1, 2003, the Company filed an amendment to its certificate of incorporation increasing the number of authorized shares of Company common stock from 100.0 million to 250.0 million. Each of these amendments was approved by the holders of a majority of the votes entitled to be cast at a meeting of the stockholders of the Company, but not by the common stockholders, voting separately as a class. Because such common stockholders did not vote as a separate class, such amendments to the certificate of incorporation were not properly authorized. On April 28, 2004, the Company filed certificates of correction with the Secretary of State of the State of Delaware, which has the effect of reducing the authorized number of shares of Company common stock back to 18.0 million and the par value to $0.001. In the event a planned merger with Bright Now! Dental, Inc. (see Note 9) is not consummated, the Company intends to seek the vote or consent of its common stockholders to ratify such amendments no later than the next annual meeting of the stockholders or to take other appropriate action to increase its authorized capital stock.

At March 31, 2004, the Company had 195,838 shares of series A-1 convertible preferred stock, par value $0.001 (“Series A-1 Stock”) and 79,190 shares of series B convertible preferred stock, par value $0.001 (“Series B Stock”) issued and outstanding. Each share of Series A-1 Stock is convertible into approximately 182.7 shares of Company common stock (an aggregate of 35.8 million shares of common stock at March 31, 2004). Each share of Series B Stock is convertible into 2,083.89 shares of Company common stock (an aggregate of 165.0 million shares of common stock at March 31, 2004). Each share of Series A-1 Stock and Series B Stock votes on an “as converted” basis on all matters submitted to the holders of common stock of the Company and are entitled to elect a majority of the directors of the Company.

In addition, the Company has 10,984 warrants to purchase series A-2 convertible preferred stock, par value $0.001 (“Series A-2 Stock”) outstanding at March 31, 2004. Once issued, the Series A-2 Stock votes on an “as converted” basis on all matters submitted to the holders of Company common stock.

At March 31, 2004, the Series A-1 Stock, warrants to purchase Series A-2 Stock and Series B Stock were convertible into an aggregate 202.8 million shares of Company common stock.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Income Taxes

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company evaluates the recoverability of its deferred tax assets on an ongoing basis. In making this evaluation the Company considers all available positive and negative evidence, to determine whether, based on such evidence, it is more likely than not that some portion or all of the net deferred tax assets will be realized in future periods. This evaluation requires significant judgment. In addition, the Company has made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the future realization of the deferred tax assets.

Based on the Company’s operating results in years prior to 2003, the Company had established a valuation allowance against its net deferred tax asset as it was deemed more likely than not that the net deferred tax assets would not be realized. During the fourth quarter of 2003, the Company determined, based on the restructuring of certain of the Company’s debt and equity in May 2003, operating results for the period subsequent to such restructuring and anticipated operating income and cash flows for future periods that it is more likely than not that certain deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance recorded against those deferred tax assets.

The Company believes that it is more likely than not that the net deferred tax asset of $4.6 million at March 31, 2004, will be recovered through reductions in tax liabilities in future periods. However, recovery is dependent on achieving its forecast of future operating income over a period of time. The Company reviews its forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve its operating income targets may change the assessment regarding the recoverability of the net deferred tax assets and such change could result in an allowance being recorded against some or all of the net deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on net income in future periods.

Additionally, as a result of the Company’s restructuring in May 2003, the Company incurred an ownership change under section 382 of the Internal Revenue Code that has substantially limited the ability of the Company to utilize any of their remaining net operating losses and therefore the net operating losses have been fully valued against. The Company anticipates that during 2004 it will utilize approximately $0.3 million of net operating losses incurred subsequent to such ownership change, which has been used to reduce income tax expense for the first quarter of 2004.

6. Restructuring Costs and Other Charges:

In July 2002, the Company restructured its credit agreement with a bank group and other subordinated debt outstanding at that date. On May 15, 2003, the Company entered into a series of agreements to restructure certain of its outstanding debt and equity at that date. Restructuring costs and other charges related to this restructuring were (in thousands):

	Balance at December 31, 2002	Restructuring and Other Costs in 2003	Payments to Settle Obligations	Balance at December 31, 2003
Legal and professional services	$141	$835	$897	$79
Severance costs	595	—	580	15
Dental center closures	259	—	153	106

Total	$995	$835	$1,630	$200

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Balance at December 31, 2003	Restructuring and Other Costs in 2004	Payments to Settle Obligations	Balance at March 31, 2004
Legal and professional services	$79	$—	$50	$29
Severance costs	15	—	15	—
Dental center closures	106	—	76	30

Total	$200	$—	$141	$59

7. Earnings per share:

A reconciliation of the denominators of the average number of basic and diluted shares for the computation of net income per share follows:

	March 31,
	2003	2004
	(in thousands)
Shares:
Common stock	6,417	8,265
Convertible preferred stock	38,598	200,799
Warrants	29,092	2,007

Shares - basic	74,107	211,071
Options (common stock equivalents)	506	5,923

Shares - diluted	74,613	216,994

Options to purchase 259,700 shares of Common Stock at a price range of $2.31 to $10.00 per share were outstanding for the three month period ended March 31, 2004, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 668,650 shares of common stock at a price range of $0.21 to $13.00 per share were outstanding during the first quarter of 2003, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

CASTLE DENTAL CENTERS, INC.

NOTES TO CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Segment Information

The following table sets forth the financial information with respect to the Company and its reportable segments:

	Three Months Ended March 31,
	2003	2004
	(in thousands)
Net patient revenues:
Texas	$15,816	$15,809
Florida	2,983	3,246
Tennessee	2,849	3,086
California	2,826	3,150

Total net patient revenues	24,474	25,291

Operating expenses:
Texas	13,760	13,735
Florida	2,514	2,838
Tennessee	2,311	2,665
California	2,212	2,381
Corporate, general and administrative expenses	1,678	1,849
Restructuring costs and other charges	151	—

Total operating expenses	22,626	23,468

Operating income:
Texas	2,056	2,074
Florida	469	408
Tennessee	538	421
California	614	769
Corporate, general and administrative expenses	(1,678)	(1,849)
Restructuring costs and other charges	(151)	—

Total operating income	1,848	1,823
Interest expense	1,094	649
Other (income) expense	9	(1)

Income before income taxes	$745	$1,175

9. Subsequent Event

On April 26, 2004, the Company announced that it had entered into an agreement to merge with Bright Now! Dental, Inc. (“Bright Now”) of Santa Ana, California. Pursuant to an Agreement and Plan of Merger, each Castle stockholder will receive $0.1572 in cash for each share of Company common stock owned or issuable upon conversion or exercise of outstanding preferred stock, warrants, or options. Castle Dental has approximately 218.8 million shares of common stock equivalents outstanding, for an aggregate net purchase price of $34.4 million. In addition, Bright Now will pay off the Company’s debt to its senior and senior subordinated lenders in the amount of $18.7 million. The Board of Directors of both companies has approved the merger agreement. The closing of the merger is subject to the satisfaction of various conditions, including the filing of an information statement with the Securities and Exchange Commission, the distribution of such information statement to the Company’s stockholders, and the completion of financing arrangements by Bright Now.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, the changing environment for dental health care, the reimbursement rates for dental services, and other risk factors detailed in the Company’s Securities and Exchange Commission filings, including the Company’s Form 10-K for the year ended December 31, 2003, as filed with the U.S. Securities and Exchange Commission.

Overview

The Company develops, manages and operates integrated dental networks through contractual affiliations with general, orthodontic and multi-specialty dental practices in Texas, Florida, California and Tennessee. The Company does not engage in the practice of dentistry but rather establishes integrated dental networks through affiliations with dental practices providing quality care in selected markets with a view to establishing broad geographic coverage within those markets. The Company seeks to achieve operating efficiencies by consolidating and integrating affiliated practices into regional networks, realizing economies of scale in such areas as marketing, administration and purchasing and enhancing the revenues of its affiliated dental practices by increasing both patient visits and the range of specialty services offered. At March 31, 2004, the Company managed 74 dental centers with approximately 156 affiliated dentists, orthodontists and specialists.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to net patient revenues, accounts receivable, intangible assets and contingent liabilities. The Company believes that of its significant accounting policies, the accounting policies described below may involve a higher degree of judgment and complexity.

The consolidated financial statements include the accounts of the Company and all wholly-owned and beneficially-owned subsidiaries and the accounts of affiliated dental practices in which the Company has a long-term controlling financial interest. Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own dental practices but instead enters into exclusive long-term Management Services Agreements with professional corporations that operate the dental practices. In addition, the Company has the contractual right to designate, upon the occurrence of certain events, the licensed dentist who is the majority shareholder of the capital stock of the professional corporation at a nominal cost. At March 31, 2004, all of the affiliated dental practices were owned by dentists with whom the Company had a nominee arrangement. The Management Services Agreements have initial terms of twenty-five years. The management fee charged by the Company to an affiliated dental practice is intended to reflect and is based on the fair value of the management services rendered by the Company to the affiliated dental practice. Subject to applicable law, the management fee earned by the Company, except from professional corporations located in California, is generally comprised of three components: (i) the costs incurred by it on behalf of the affiliated dental practice; (ii) a base management fee ranging from 12.5% to 20.0% of net patient revenues; and, (iii) a performance fee equal to the net patient revenues of the affiliated dental practice less (a) the expenses of the affiliated dental practice and (b) the sum of (i) and (ii), as described in the agreements. In California, the Company is paid a monthly management fee comprised of two components: (i) the costs incurred by it on behalf of the affiliated dental practice and (ii) a management fee in an amount of 30.0% of net patient revenues; plus a bonus equal to 30.0% of net patient revenues in excess of average monthly net patient revenues over the prior two-year period. The amount of the management fee is reviewed by the Company and the affiliated dental practice at least annually in order to determine whether such fee should be adjusted to continue to reflect the fair value of the management services rendered by the Company.

Through the Management Services Agreements and the nominee arrangements, the Company has a significant long-term controlling financial interest in the affiliated dental practices and, therefore, according to Emerging Issues Task Force Issue No. 97-2, “Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries”, and APB No. 16, “Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements,” consolidates the results of the affiliated practices with those of the Company. Net patient revenues are presented in the accompanying statement of operations because the Company must present consolidated financial statements. All significant intercompany accounts and transactions, including management fees, have been eliminated in consolidation.

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

The Company’s acquisitions involved the purchase of tangible and intangible assets and the assumption of certain liabilities of the affiliated dental practices. As part of the purchase allocation, the Company allocated the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. In connection with each acquisition, the Company enters into a long-term management services agreement with each affiliated dental practice, which cannot be terminated by either party without cause. Pursuant to Financial Accounting Standards Board Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, none of the Company’s goodwill is amortized, and the Company must perform an annual impairment test for goodwill and intangible assets. The Company allocates goodwill to its four reporting units, which are Texas, Florida, California and Tennessee. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent of that difference. The Company bases the fair values of its reporting units on discounted cash flow methodology and other company comparisons.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company evaluates the recoverability of its deferred tax assets on an ongoing basis. In making this evaluation the Company considers all available positive and negative evidence, to determine whether, based on such evidence, it is more likely than not that some portion or all of the net deferred tax assets will be realized in future periods. This evaluation requires significant judgment. In addition, the Company has made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the future realization of the deferred tax assets.

Based on the Company’s operating results in years prior to 2003, the Company had established a valuation allowance against its net deferred tax asset as it was deemed more likely than not that the net deferred tax assets would not be realized. During the fourth quarter of 2003, the Company determined, based on the restructuring of certain of the Company’s debt and equity in May 2003, operating results for the period subsequent to such restructuring and anticipated operating income and cash flows for future periods that it is more likely than not that certain deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance recorded against those deferred tax asset.

The Company believes that it is more likely than not that the net deferred tax asset of $4.6 million at March 31, 2004, will be recovered through reductions in tax liabilities in future periods. However, recovery is dependent on achieving its forecast of future operating income over a period of time. The Company reviews its forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve its operating income targets may change the assessment regarding the recoverability of the net deferred tax assets and such change could result in an allowance being recorded against some or all of the net deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense and lower stockholders’ equity and could have a significant impact on net in future periods.

The Company accounts for its stock-based compensation plans in accordance with APB 25, “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with the provisions of APB 25, stock-based employee compensation cost is not reflected in net income for options granted at an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The Company recognizes compensation cost on options granted at an exercise price less than the market value of the underlying Company common stock on the date of grant. In August 2003, the Company issued approximately 3.9 million stock options with an exercise price of $0.05 per share while the market value of the underlying common stock on the date of grant was $0.15 per share. The Company recorded approximately $0.4 million in deferred compensation, which is expensed over the vesting period of five years. The Company expensed approximately $20,000 in compensation expense during the first quarter of 2004. All stock options granted by the Company prior to August 2003 were issued with an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Results of Operations

The following table sets forth the percentages of net patient revenues represented by certain items reflected in the Company’s Statement of Operations. The information that follows should be read in conjunction with the annual audited financial statements and notes thereto of the Company included in the Company’s Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission, as well as the unaudited condensed consolidated financial information, included in this Form 10-Q.

	Three Months Ended March 31,
	2003	2004
Net patient revenues	100.0%	100.0%
Expenses:
Dentist salaries and other professional costs	28.7%	28.9%
Clinical salaries	18.4%	19.4%
Dental supplies and laboratory fees	10.6%	10.5%
Rental and lease expense	5.9%	5.7%
Advertising and marketing	2.8%	2.9%
Depreciation and amortization	3.5%	2.6%
Other operating expenses	7.1%	7.5%
Bad debt expense	5.4%	4.0%
General and administrative	9.4%	11.3%
Restructuring costs and other charges	0.6%	0.0%

Total expenses	92.4%	92.8%

Operating income	7.6%	7.2%
Interest expense	4.5%	2.6%
Other (income) expense	0.0%	0.0%

Income before income taxes	3.0%	4.6%
Income taxes	1.2%	1.7%

Net income	1.9%	2.9%

Three Months Ended March 31, 2004 Compared to Three Months March 31, 2003

Net Patient Revenues – Net patient revenues increased from $24.5 million for the three months ended March 31, 2003, to $25.3 million for the same period of 2004, an increase of $0.8 million or 3.3%. Higher net patient revenues in the Florida, Tennessee, California and San Antonio, Texas markets contributed to the increase.

Dentist Salaries and Other Professional Costs – Dentist salaries and other professional costs consist primarily of compensation paid to dentists, orthodontists, and hygienists employed by the affiliated dental practices. For the three months ended March 31, 2004, dentist salaries and other professional costs were $7.3 million, which was $0.3 million, or 4.0% higher than dentist salaries and other professional costs of $7.0 million for the three months ended March 31, 2003. The increase is attributable to an increase in hygienists pay rate, increased benefit costs and higher dentist compensation related to the increase in net patient revenues. Expressed as a percentage of net patient revenues, dentist salaries and other professional costs increased slightly from 28.7% for the three months ended March 31, 2003 to 28.9% for the three months ended March 31, 2004.

Clinical Salaries – Clinical salaries increased from $4.5 million for the three months ended March 31, 2003 to $4.9 million for the three months ended March 31, 2004, an increase of $0.4 million or 9.0%. The increase is attributable to higher salary and bonus pay of clinic employees and increased benefit costs. Expressed as a percentage of net patient revenues, clinical salaries increased from 18.4% for the three months ended March 31, 2003 to 19.4% for the comparable 2004 period.

Dental Supplies and Laboratory Fees – Dental supplies and laboratory fees of $2.6 million for the three months ended March 31, 2004, were unchanged from the prior year period. Expressed as a percentage of net patient revenues, dental supplies and laboratory fees are consistent for the two periods, decreasing slightly from 10.6% for the three months ended March 31, 2003 to 10.5% for the three months ended March 31, 2004.

Rental and Lease Expense – Rental and lease expense of $1.4 million for the three months ended March 31, 2004, was unchanged from the comparable period in 2003. The decrease in rental and lease expense resulting from the closing of three centers over the past year was offset by an increase in common area maintenance in the remaining dental centers. Expressed as a percentage of net patient revenues, rental and lease expense decreased from 5.9% for the three months ended March 31, 2003 to 5.7% for the three-month period ended March 31, 2004.

Advertising and Marketing – Advertising and marketing expenses increased from $677,000 for the first quarter of 2003 to $722,000 for the same period of 2004. Reductions in television advertising were offset by increased advertising through other sources in the first quarter of 2004 as compared to the first quarter of 2003. Expressed as a percentage of net patient revenues, advertising and marketing expenses increased slightly from 2.8% for the three months ended March 31, 2003, to 2.9% for the three months ended March 31, 2004.

Depreciation and Amortization – Depreciation and amortization decreased from $0.9 million for the three months ended March 31, 2003 to $0.7 million for the same period of 2004, a decrease of $0.2 million, or 24.4%. Depreciation and amortization expense has decreased as property and equipment becomes fully depreciated. Expressed as a percentage of net patient revenues, depreciation and amortization decreased from 3.5% in the prior year period to 2.6% for the three months ended March 31, 2004.

Other Operating Expenses – Other operating expenses increased from $1.7 million for the three months ended March 31, 2003, to $1.9 million for the three months ended March 31, 2004, an increase of $0.2 million or 10.4%. Other operating expenses represent expenses related to the operation of the Company’s dental centers. As a result of the Company’s improved financial condition in the first quarter of 2004 compared to the prior year period, the Company has increased maintenance, training and recruiting in the dental centers. Higher third-party patient financing costs resulting from improved net patient revenues also contributed to the increase in other operating expenses in the first quarter of 2004. Expressed as a percentage of net patient revenues, other operating expenses increased from 7.1% for the three months ended March 31, 2003 to 7.5% for the comparable 2004 period.

Bad Debt Expense – Bad debt expense of $1.0 million for the three months ended March 31, 2004 decreased by $0.3 million, or 23.3%. During the first quarter of 2003, the Company experienced a slow down in the collection of insurance receivables, which resulted in increased bad debt expense in that quarter. The Company added additional personnel to its collection department during 2003 in an effort to improve the collection of these receivables. Expressed as a percentage of net patient revenues, bad debt expense decreased from 5.4% for the three months ended March 31, 2003 to 4.0% for the same period of 2004.

General & Administrative Expense – General and administrative expenses of $2.9 million for the three months ended March 31, 2004, increased $0.5 million, or 23.6%, from general and administrative expenses of $2.3 million in the first quarter of 2003. The increase results from consulting fees paid to Sentinel Capital Partners, LLC (“Sentinel”) pursuant to a management agreement entered into in May 2003, and increased legal and accounting fees and expenses incurred in the first quarter of 2004 related to an agreement entered into in April 2004, to merge with Bright Now! Dental, Inc. (See Liquidity and Capital Resources). Expressed as a percentage of net patient revenues, general and administrative expense increased from 9.4% for the three months ended March 31, 2003, to 11.3% for the comparable period of 2004.

Restructuring Costs and Other Charges – On May 15, 2003, the Company entered into a series of agreements to restructure certain of its debt and re-capitalize the Company. For the three months ended March 31, 2003 the Company recorded restructuring costs and other charges of $0.2 million representing legal and professional fees related to such agreements. The Company did not incur any restructuring costs in the three months ended March 31, 2004.

Interest Expense – Interest expense decreased from $1.1 million for the three months ended March 31, 2003 to $0.6 million for the three months ended March 31, 2004, a decrease of $0.4 million or 40.7%. In May 2003, the Company entered into various agreements with its lenders to restructure its outstanding debt. Pursuant to this debt restructuring, approximately $21.8 million in outstanding debt was forgiven and $16.4 million was paid. In addition, the Company’s interest rate on its remaining debt was reduced. The reduction in outstanding debt and lower interest rates accounted for the decrease in interest expense.

Income taxes - The Company’s effective tax rate for the three months ended March 31, 2004 was 37.0%. Although the Company’s effective tax rate for the three months ended March 31, 2003 was 38.0%, the actual rate for year ended December 31, 2003 was a benefit of 18%. This rate differed from the federal statutory tax rate of 34% primarily as a result of provisions of the federal income tax code which provide for the exclusion from taxation a gain the Company recognized in the second quarter of 2003 upon forgiveness of indebtedness as the Company met insolvency conditions established by the tax code at the time of the forgiveness and the release of approximately $4.5 million in valuation allowance recorded against the deferred tax asset. Additionally, as a result of the Company’s restructuring of certain debt and equity in May 2003, the Company incurred an ownership change under section 382 of the Internal Revenue Code that has substantially limited the ability of the Company to utilize any of their remaining net operating losses and therefore the net operating losses have been fully valued against. The Company anticipates that during 2004 it will utilize approximately $0.3 million of net operating losses incurred subsequent to such ownership change, which has been used to reduce income tax expense for the first quarter of 2004

Liquidity and Capital Resources

On April 26, 2004, the Company announced that it had entered into an agreement to merge with Bright Now! Dental, Inc. (“Bright Now”) of Santa Ana, California. Pursuant to an Agreement and Plan of Merger, each Castle stockholder will receive $0.1572 in cash for each share of Company common stock owned or issuable upon conversion or exercise of outstanding preferred stock, warrants, or options. Castle Dental has approximately 218.8 million shares of common stock equivalents outstanding, for an aggregate purchase price of $34.4 million. In addition, Bright Now will pay off the Company’s debt to its senior and senior subordinated lenders in the amount of $18.7 million. The Board of Directors of both companies has approved the merger agreement. The closing of the merger is subject to the satisfaction of various conditions, including the filing of an information statement with the Securities and Exchange Commission, the distribution of such information statement to the Company’s stockholders, and the completion of financing arrangements by Bright Now.

At March 31, 2004, the Company had a net working capital deficit of $3.2 million. Current assets totaled $11.8 million, consisting of cash and cash equivalents of $1.2 million, billed and unbilled accounts receivable of $9.6 million and prepaid expenses and other current assets of $1.0 million. Current liabilities totaled $15.0 million, consisting of $2.7 million in accounts payable, $9.1 million in accrued liabilities, $0.8 million in income taxes payable, $1.4 million in current maturities of long-term debt and $1.0 million in deferred income taxes.

Cash provided by operating activities was $1.8 million and $2.6 million for the three months ended March 31, 2003 and 2004, respectively. The improvement is primarily the result of the Company’s increase in net earnings, increased accrued liabilities, accounts payable trade and income taxes payable offset partially by increased accounts receivable. Cash used in investing activities was $0.1 million and $0.8 million for the three months ended March 31, 2003 and 2004, respectively, consisting of capital expenditures. For the three months ended March 31, 2004, cash used in financing activities totaled $1.1 million, representing $1.7 million in repayments of the revolving line of credit and long-term debt, offset by $0.6 million in proceeds from the borrowings under the revolving line of credit. For the three months ended March 31, 2003, cash used in financing activities totaled $0.6 million, representing repayments of long-term debt. The Company has budgeted $2.1 million in capital expenditures for the remainder of 2004, which it expects to fund through internally generated funds and borrowings under the Company’s revolving line of credit.

The Company anticipates that cash flow from operations, the existing cash balance as of March 31, 2004, and additional borrowing capacity of $3.5 million under its revolving line of credit will provide adequate cash flows and liquidity for the Company to operate normally and to be able to satisfy the capital expenditures, scheduled debt payments and operational budgets of the Company for the upcoming year. There were no amounts outstanding under the revolving line of credit at March 31, 2004.

The following table summarizes, as of March 31, 2004, the Company’s contractual commitments related to debt, leases and other arrangements during the next five years (in thousands):

	Twelve Months Ended March 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$1,383	$2,627	$3,002	$4,002	$7,530	$—	$18,544
Operating lease obligations	4,246	3,595	3,114	2,140	1,292	663	15,050

Recent Accounting Pronouncements

As discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, the Company currently accounts for stock-based compensation as prescribed by APB 25, and does not record compensation expense related to grants issued with exercise prices equal to the market price of the underlying common stock on the date of the grant. On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment,” which, if enacted in its current form, would eliminate the Company’s ability to account for stock-based compensation using APB 25 and instead would require the Company to account for stock option awards using a fair-value based method resulting in compensation expense for all stock option awards. The proposed statement would be effective for stock options granted or modified in fiscal years beginning after December 15, 2004. Additionally, for stock options granted or modified after December 15, 1994 that have not vested as of the effective date of the proposed statement, compensation cost will be measured and recorded based on the same estimates of fair value calculated as of the date of grant as currently disclosed within the table required by SFAS 148 presented above. The Company is currently evaluating any potential impact this proposed statement will have on its results of operations in future periods. If enacted in its proposed form, the proposed statement may have an impact similar to that presented in the calculation above.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. The Company does not have interests in structures that are commonly referred to as special-purpose entities, and therefore, the adoption of FIN 46R as of March 31, 2004 did not have a material affect on its financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company’s financial instruments with market risk exposure are borrowings under the Credit Agreement, which amounted to $11.0 million at March 31, 2004. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $0.1 million, or $0.00 per share, on an annual basis. The Credit Agreement was not entered into for trading purposes and carries interest at a pre-agreed upon percentage point spread from the prime interest rate.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Some of the information used for internal and external reporting by the Company and management is derived from data input by decentralized employees at the dental centers. The decentralization of input and system controls may affect the accuracy of this data. Management is aware of this risk and is taking steps to reduce this risk by improving the Company’s dental practice management system. However, such improvement may require a new practice management system, which management is presently evaluating but may take several years to implement and could present additional risk associated with systems conversions. Subject to this limitation, the Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On May 30, 2002, litigation was filed in the Circuit Court for Putnam County, Tennessee against the Company and one of its subsidiaries by the spouse and children of a patient of an affiliated dental practice alleging that the defendants were negligent and vicariously liable in the care and treatment of the patient, resulting in his death. The Company filed a response to the litigation denying liability in this matter. The matter was settled in October 2003, within the Company’s insurance policy limits. On February 9, 2004, the patient’s daughter filed suit in the Circuit Court for Putnam County, Tennessee, seeking an injunction or restraining order preventing the disbursement of funds from the settlement, and seeking to amend the settlement to reflect that the plaintiff receive her proper share of the settlement, or alternatively, to set the settlement aside and reinstate the original lawsuit. The Company has filed a response to the lawsuit denying any liability in this matter and intends to vigorously defend itself.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

The following exhibits are filed with this report:

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.*
3.	Articles of Incorporation and By-laws

	3.1	Amended and Restated Certificate of Incorporation of Castle Dental Centers, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2001, File No. 001-13263)

	3.2	Amendment to Certificate of Incorporation dated January 28, 2003 (incorporated by reference from Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, File No. 001-13263)

	3.3	Amendment to Certificate of Incorporation dated July 1, 2003 (incorporated by reference from Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 001-13263).

	3.4	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, File No. 001-13263)

	3.5	Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock of Castle Dental Centers, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

	3.6	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock of Castle Dental Centers, Inc. (incorporated by reference from Exhibit A of the Company’s Information Statement on Schedule 14C Filed with the SEC on June 5, 2003, File No. 001-13263)

	3.7	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Castle Dental Centers, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

	3.8	Certificate of Correction filed with the Delaware Secretary of state on April 23, 2004, correcting January 29, 2003 Amendment.

	3.9	Certificate of Correction filed with the Delaware Secretary of State on April 23, 2004, correcting July 1, 2003 Amendment.

4.	Instruments defining the rights of security holders, including indentures.

	4.1	Form of Certificate representing the Common Stock, par value $.001 per share, of Castle Dental Centers, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, filed September 3, 1996, Reg. No. 333-1335)

	4.2	Form of Warrant Agreement among the Company and the Lenders (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 5, 2002, File No. 001-13263)

	4.3	Preferred Stock and Subordinated Note Purchase Agreement dated as of May 15, 2003 between Castle Dental Centers, Inc. (the “Company”), Sentinel Capital Partners II, L.P. (“Sentinel”), General Electric Capital Corporation (“GECC”), Midwest Mezzanine Fund II, L.P. (“Midwest”), Thomas P. Fitzpatrick (“Fitzpatrick”), John M. Slack (“Slack”), and James M. Usdan, an individual (“Usdan” and, together with Slack, Fitzpatrick, Midwest, GECC, and Sentinel, the “Purchasers”) (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

	4.4	Registration Rights Agreement dated as of May 15, 2003, by and among the Company and the Purchasers (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

	4.5	Stockholders Agreement dated as of May 15, 2003, by and among the Company, and the Purchasers (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

	4.6	Form of subordinated promissory note (incorporated by reference from Exhibit 10.5 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

9.	Voting Trust Agreement*

10.	Material Contracts

	10.1	Credit Agreement dated as of May 15, 2003 among the Castle Dental Centers, Inc., Castle Dental Centers of Florida, Inc., Castle Dental Centers of Tennessee, Inc., Castle Texas Holdings, Inc., Castle Dental Centers of Texas, Inc., CDC of California, Inc., the lenders party thereto, and General Electric Capital Corporation, as agent for the Lenders (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

	10.2	Sentinel Management Agreement dated as of May 15, 2003 by and among the Company and Sentinel (incorporated by reference from Exhibit 10.6 of the Company’s Current Report on Form 8-K dated May 15, 2003, File No. 001-13263)

	10.3	Securities Purchase Agreement dated as of June 12, 2003, among James M. Usdan, Sentinel Capital Partners II, L.P. and Castle Dental Centers, Inc. (incorporated by reference from Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2003, File No. 001-13263).

11.	Statement re computation of per share earnings*

14.	Code of Ethics (Incorporated by reference from Exhibit A of this Form 10-Q)

15.	Letter re Unaudited Interim Financial Information*

16.	Letter re change in certified accountant*

18.	Letter re change in accounting principles*

19.	Report furnished to security holders*

21.	Subsidiaries*

22.	Published report regarding matters submitted to vote of security holders*

23.	Consents of experts and counsel*

24.	Power of attorney*

31	Rule 13a-14(a) Certifications

	31.1	Certification of Chief Executive Officer.

	31.2	Certification of Chief Financial Officer.

32	Section 1350 Certifications

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99	Additional Exhibits*

*	Inapplicable to this filing

(b) Reports on Form 8-K

Current Report on Form 8-K filed March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTLE DENTAL CENTERS, INC.

Date: May 12, 2004	/s/ JOHN M. SLACK
John M. Slack
Interim Chief Executive Officer

Date: May 12, 2004	/s/ JOSEPH P. KEANE
Joseph P. Keane
Chief Financial Officer